Form 10-Q
period 2021-09-30
Remitly Global, Inc.
filed 2021-11-12
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 021-344104
Remitly Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	7372	83-2301143
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

1111 Third Avenue, Suite 2100 Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

(888) 736-4859
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	RELY	NASDAQ
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2021, the registrant had 164,106,480 shares of common stock, $0.0001 par value per share, outstanding.

1

Page(s)
Part I – Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020	2
Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020	3
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosure About Market Risk	36
Item 4. Controls and Procedures	37
Part II – Other Information	39
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3. Defaults Upon Senior Securities	78
Item 4. Mine Safety Disclosures	78
Item 5. Other Information	78
Item 6. Exhibits	78
Signatures	80

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements. In some cases you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These forward-looking statements include, but are not limited to, statements concerning the following:
•    our expectations regarding our revenue, expenses, and other operating results;
•    our ability to acquire new customers and successfully retain existing customers;
•    our ability to develop new products and services and bring them to market in a timely manner;
•    our ability to achieve or sustain our profitability;
•    our ability to maintain and expand our strategic relationships with third parties;
•    our business plan and our ability to effectively manage our growth;
•    our market opportunity, including our total addressable market;
•    anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•    the COVID-19 pandemic, and its impact on our employees, customers, strategic partners, vendors, results of operations, liquidity, and financial condition;
•    our ability to attract and retain qualified employees;
•     our ability to maintain the security and availability of our solutions;
•    our ability to maintain and expand internationally;
•    our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our solutions:
You should not place undue reliance on our forward-looking statements and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Part 1. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$443,313	$186,694
Disbursement prefunding	108,770	101,558
Customer funds receivable, net	79,243	50,729
Prepaid expenses and other current assets	15,992	6,350
Total current assets	647,318	345,331
Restricted cash	302	1,381
Property and equipment, net	9,225	9,675
Operating lease right-of-use assets	6,052	5,605
Other non-current assets, net	1,972	997
Total assets	$664,869	$362,989
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$6,869	$4,256
Borrowings	—	80,000
Customer liabilities	104,683	54,819
Accrued expenses and other current liabilities	57,699	39,742
Operating lease liabilities	3,411	2,959
Total current liabilities	172,662	181,776
Operating lease liabilities, non-current	3,623	4,008
Other non-current liabilities	901	827
Total liabilities	$177,186	$186,611
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, $0.0001 par value per share; 50,000,000 and 132,674,735 shares authorized as of September 30, 2021 and December 31, 2020; zero and 127,082,605 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; liquidation preference of zero and $399,815 as of September 30, 2021 and December 31, 2020, respectively	—	387,707
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 725,000,000 and 190,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 163,765,500 and 24,289,906 shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively	16	2
Additional paid-in capital	730,253	8,766
Accumulated other comprehensive income	282	591
Accumulated deficit	(242,868)	(220,688)
Total stockholders' equity (deficit)	487,683	(211,329)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$664,869	$362,989

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$121,244	$71,790	$323,350	$176,939
Costs and expenses
Transaction expenses(1)	47,560	28,046	135,175	74,256
Customer support and operations(1)	12,005	7,632	32,435	17,795
Marketing(1)	30,365	18,816	82,639	50,923
Technology and development(1)	18,123	10,380	44,965	29,439
General and administrative(1)	24,539	7,667	47,429	22,008
Depreciation and amortization	1,319	1,002	3,890	2,859
Total costs and expenses	133,911	73,543	346,533	197,280
Loss from operations	(12,667)	(1,753)	(23,183)	(20,341)
Interest income	82	7	92	181
Interest expense	(512)	(247)	(1,048)	(1,027)
Other income (expense), net	396	(241)	3,044	(1,737)
Loss before provision for income taxes	(12,701)	(2,234)	(21,095)	(22,924)
Provision for income taxes	261	195	1,085	635
Net loss	$(12,962)	$(2,429)	$(22,180)	$(23,559)
Deemed dividend on redeemable convertible preferred stock	—	—	—	—
Net loss attributable to common stockholders	$(12,962)	$(2,429)	$(22,180)	$(23,559)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.41)	$(0.11)	$(0.85)	$(1.11)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	31,641,400	21,868,865	26,055,903	21,186,012
__________________
(1)  Exclusive of depreciation and amortization, shown separately, above
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(12,962)	$(2,429)	$(22,180)	$(23,559)
Other comprehensive income (loss):
Foreign currency translation adjustments	(293)	219	(309)	156
Comprehensive loss	$(13,255)	$(2,210)	$(22,489)	$(23,403)
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Redeemable Converted Preferred Stock and Stockholders’ Equity (Deficit)
For the Three and Nine Months Ended September 30, 2021 and 2020
(In thousands, except share amounts)
(unaudited)

	Three Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of July 1, 2021	127,410,631	$390,687	26,385,643	$3	$17,193	$575	$(229,906)	$(212,135)
Repayment of non-recourse promissory note	—	—	—	—	3,060	—	—	3,060
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(127,410,631)	(390,687)	127,410,631	13	390,674	—	—	390,687
Issuance of common stock upon initial public offering and private placements, net of offering costs, underwriting discounts and commissions	—	—	7,581,395	—	305,191	—	—	305,191
Donation of common stock	—	—	181,961	—	6,933	—	—	6,933
Issuance of common stock upon exercise of warrants	—	—	254,014	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of early exercised options, and vesting of restricted stock units	—	—	1,951,856	—	2,341	—	—	2,341
Stock-based compensation expense	—	—	—	—	4,861	—	—	4,861
Other comprehensive income	—	—	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	—	—	(12,962)	(12,962)
Balances as of September 30, 2021	—	$—	163,765,500	$16	$730,253	$282	$(242,868)	$487,683

	Three Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances as of July 1, 2020	117,788,521	$302,873	23,126,915	$2	$4,741	$(29)	$(209,254)	$(204,540)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	9,294,084	84,834	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of early exercised options	—	—	938,220	—	975	—	—	975
Stock-based compensation expense	—	—	—	—	1,329	—	—	1,329
Other comprehensive income	—	—	—	—	—	219	—	219
Net loss	—	—	—	—	—	—	(2,429)	(2,429)
Balances as of September 30, 2020	127,082,605	$387,707	24,065,135	$2	$7,045	$190	$(211,683)	$(204,446)

The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
For the Three and Nine Months Ended September 30, 2021 and 2020
(In thousands, except share amounts)
(unaudited)

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of January 1, 2021	127,082,605	$387,707	24,289,906	$2	$8,766	$591	$(220,688)	$(211,329)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	328,026	2,980	—	—	—	—	—	—
Repayment of non-recourse promissory note	—	—	—	—	3,060	—	—	3,060
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(127,410,631)	(390,687)	127,410,631	13	390,674	—	—	390,687
Issuance of common stock upon initial public offering and private placements, net of offering costs, underwriting discounts and commissions	—	—	7,581,395	—	305,191	—	—	305,191
Donation of common stock	—	—	181,961	—	6,933	—	—	6,933
Issuance of common stock upon exercise of warrants	—	—	254,014	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of early exercised options, and vesting restricted stock units	—	—	4,021,834	1	6,374	—	—	6,375
Issuance of common stock in a business combination	—	—	25,759	—	169	—	—	169
Stock-based compensation expense	—	—	—	—	9,086	—	—	9,086
Other comprehensive loss	—	—	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	—	—	(22,180)	(22,180)
Balances as of September 30, 2021	—	$—	163,765,500	$16	$730,253	$282	$(242,868)	$487,683

	Nine Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances as of January 1, 2020	117,788,521	$302,873	22,425,112	$2	$1,292	$34	$(188,124)	$(186,796)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $167	9,294,084	84,834	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of early exercised options	—	—	1,640,023	—	1,901	—	—	1,901
Stock-based compensation expense	—	—	—	—	3,852	—	—	3,852
Other comprehensive loss	—	—	—	—	—	156	—	156
Net loss	—	—	—	—	—	—	(23,559)	(23,559)
Balances as of September 30, 2020	127,082,605	$387,707	24,065,135	$2	$7,045	$190	$(211,683)	$(204,446)
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
Periods Ended September 30, 2021 and 2020
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(22,180)	$(23,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,890	2,859
Stock-based compensation expense, net	8,965	3,852
Donation of common stock	6,933	—
Other	360	27
Changes in operating assets and liabilities:
Disbursement prefunding	(7,212)	(30,345)
Customer funds receivable	(29,072)	(13,465)
Prepaid expenses and other assets	(9,491)	(4,952)
Operating lease right-of-use assets	2,023	1,803
Accounts payable	1,229	1,840
Customer liabilities	50,284	(28,916)
Accrued expenses and other liabilities	16,013	21,595
Operating lease liabilities	(2,317)	(1,915)
Net cash provided by (used in) operating activities	19,425	(71,176)
Cash flows from investing activities
Purchases of property and equipment	(1,347)	(1,825)
Capitalized internal-use software costs	(1,941)	(1,591)
Net cash used in investing activities	(3,288)	(3,416)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering and the private placement, net of underwriting discounts and commissions and other offering costs	307,094	—
Repayment of non-recourse promissory note	3,060	—
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	2,980	84,855
Proceeds from exercise of stock options	7,519	1,995
Payment of debt issuance costs	(988)	—
Repayments on borrowings, net	(80,000)	(45,000)
Net cash provided by financing activities	239,665	41,850
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(262)	338
Net increase (decrease) in cash, cash equivalents and restricted cash	255,540	(32,404)
Cash, cash equivalents, and restricted cash at beginning of period	188,075	183,520
Cash, cash equivalents, and restricted cash at end of period	$443,615	$151,116
Supplemental disclosure of cash flow information
Cash paid for interest	$936	$998
Cash paid for income taxes	303	334
Supplemental disclosure of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,532	$1,523
Vesting of early exercised options	263	69
IPO and debt issuance costs incurred but not yet paid	2,287	—
Conversion of preferred stock to common stock	390,687	—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$443,313	$149,881
Restricted cash	302	1,235
Total cash, cash equivalents and restricted cash	$443,615	$151,116
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Organization and Description of Business
Description of Business
Remitly Global, Inc. (the “Company” or “Remitly”) was incorporated in the State of Delaware in October 2018 and is headquartered in Seattle, Washington, with various other global office locations.
The Company provides integrated financial services to immigrants, including helping customers send money internationally in a quick, reliable, and more cost-effective manner by leveraging digital channels. Remitly supports cross-border transmissions across the globe.
Unless otherwise expressly stated or the context otherwise requires, the terms “Remitly” and the “Company” in these notes to the condensed consolidated financial statements refer to Remitly Global, Inc. and its wholly-owned subsidiaries.

Initial Public Offering and Private Placement
In September 2021, the Company completed its initial public offering (the “IPO”), in which the Company issued and sold 7,000,000 shares of its common stock at $43.00 per share. Concurrently, 5,162,777 shares were sold by certain of the Company’s existing stockholders. In addition, the Company issued 581,395 shares of common stock to an existing stockholder in a private placement at the same offering price as the IPO. The Company received net proceeds of $305.2 million for the IPO and private placement, after deducting underwriting discounts and other fees of $20.8 million. In connection with the IPO, 127,410,631 shares of outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of common stock on a one-to-one basis.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP and therefore the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the historical audited annual consolidated financial statements and related notes included in the Company’s final prospectus dated September 22, 2021 and filed with the SEC pursuant to Rule 424(b)(4) (the “Final Prospectus”).
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other future annual or interim period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Remitly Global, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition including the treatment of sales incentive programs, reserves for transaction losses, stock-based compensation expense including the estimated fair value per share of common stock, the carrying value of operating lease right-of-use assets, the recoverability of deferred tax assets, and capitalization of software development costs. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Actual results could differ from these estimates and assumptions, and these differences could be material to the condensed consolidated financial statements.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which typically include India, Philippines and Mexico. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash or customer funds receivable in the nine months ended September 30, 2021 and 2020.
For the three and nine months ended September 30, 2021 and 2020, no individual customer represented 10% or more of the Company’s total revenues. As of September 30, 2021 and December 31, 2020, no individual customer represented 10% or more of the Company’s customer funds receivable.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of marketing expenses. Advertising expenses totaled $25.6 million and $15.9 million during the three months ended September 30, 2021 and 2020, respectively, and are used primarily to attract new customers. Advertising expenses totaled $70.1 million and $42.5 million during the nine months ended September 30, 2021 and 2020, respectively.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 included in the Final Prospectus. There have been no significant changes to these policies during the nine months ended September 30, 2021, except as noted below.
Deferred Offering Costs
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized and included in other non-current assets on the condensed consolidated balance sheets. Upon completion of the IPO in September 2021, the Company reclassified $4.3 million of deferred offering costs to additional-paid-in capital offsetting the IPO proceeds. As of September 30, 2021, approximately $1.9 million of IPO costs were unpaid. Such amounts are recorded within accounts payable and accrued expenses and current liabilities in the Company’s condensed consolidated balance sheet. There were no material deferred offering costs recorded as of December 31, 2020.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In 2021, The Financial Accounting Standards Board (“FASB”) issued ASU 2021-04, Earnings per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB is issuing this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments affect entities when a freestanding equity-classified written call option (such as a warrant) is modified or exchanged and remains equity classified after the modification or exchange. In addition, the amendments impact the recognition and measurement of earnings per share for certain modification and exchange transactions. The new standard is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements.
There are other new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable. We do not believe any of these accounting pronouncements have had, or will have, a material impact on our condensed consolidated financial statements or disclosures.
3.Revenue
The Company’s revenue is generated on transaction fees charged to customers and foreign exchange spreads between the foreign exchange rate offered to customers and the foreign exchange rate on the Company's currency purchases. Revenue is recognized when control of these services is transferred to the Company’s customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided. The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers (Topic 606), which includes the following steps:
(1)identification of the contract with a customer;
(2)identification of the performance obligations in the contract;
(3)determination of the transaction price;
(4)allocation of the transaction price to the performance obligations in the contract; and
(5)recognition of revenue when, or as, the Company satisfies a performance obligation.
Revenue is derived from each transaction and varies based on the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was purchased, and the countries to which the funds are transferred. The Company’s contract with customers can be terminated by the customer without a termination penalty up until the time the funds have been delivered to the intended recipient. Therefore, the Company’s contracts are defined at the transaction level and do not extend beyond the service already provided.
The Company’s service comprises a single performance obligation to complete transactions for the Company’s customers. Using compliance and risk assessment tools, the Company performs a transaction risk assessment on individual transactions to determine whether a transaction should be accepted. When the Company accepts a transaction and processes the designated payment method of the customer, the Company becomes obligated to its customer to complete the payment transaction.
The Company recognizes transaction revenue on a gross basis as it is the principal for fulfilling payment transactions. As the principal to the transaction, the Company controls the service of completing payments on its payment platform. The Company bears primary responsibility for the fulfillment of the payment service, is the merchant of record, contracts directly with its customers, controls the product specifications, and defines the value proposition of its services. The Company is also responsible for providing customer support. Further, the Company has full discretion over determining the fee charged to its customers, which is independent of the cost it incurs in instances where it may utilize payment processors or other financial institutions to perform services on its behalf. These fees paid to payment processors and other financial institutions are recognized as transaction expenses in the consolidated statements of operations. The Company does not have any deferred contract acquisition costs.
Deferred Revenue
The deferred revenue balances from contracts with customers were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Deferred revenue, beginning of the period	$1,126	$274	$1,105	$137
Deferred revenue, end of the period	1,269	1,010	1,269	1,010
Change in deferred revenue during the period	143	736	164	873

Revenue recognized during the three month periods ended September 30, 2021 and 2020 from amounts included in deferred revenue at the beginning of the period were $0.3 million and $0.2 million, respectively.
Revenue recognized during the nine month periods ended September 30, 2021 and 2020 from amounts included in deferred revenue at the beginning of the period were $0.3 million and $0.1 million, respectively.
Deferred revenue represents amounts received from customers for which the performance obligations are not yet fulfilled. Deferred revenue is included within accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets.
Sales Incentives
The Company provides sales incentives to customers in a variety of forms. Cash incentives given to customers are accounted for as reductions to revenue, up to the point where net historical cumulative revenue, at the customer level, is reduced to zero. Those additional incentive costs that would have caused the customer level revenue to be negative are classified as advertising expenses and are included as a component of marketing expenses. In addition, referral credits given to a referrer are classified as marketing expenses.
During the three months ended September 30, 2021 and 2020, payments made to customers resulted in reductions to revenue of $4.3 million and $3.7 million, respectively, and charges to sales and marketing expense of $2.6 million and $2.4 million, respectively.
During the nine months ended September 30, 2021 and 2020, payments made to customers resulted in reductions to revenue of $13.4 million and $12.2 million, respectively, and charges to sales and marketing expense of $8.4 million and $7.6 million, respectively.
4.Property and Equipment
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Capitalized internal-use software	$8,232	$6,170
Computer and office equipment	4,342	3,422
Furniture and fixtures	1,450	1,390
Leasehold improvements	6,951	6,609
	20,975	17,591
Less: Accumulated depreciation and amortization	(11,750)	(7,916)
Property and equipment, net	$9,225	$9,675
Depreciation and amortization expense related to property and equipment was $1.3 million and $3.9 million for the three and nine months ended September 30, 2021, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2020, respectively.
Capitalized Internal-Use Software Costs
There has been no impairment of previously capitalized costs during the three and nine months ended September 30, 2021 and 2020.

The Company capitalized $0.5 million and $0.6 million for internal-use software costs for three month periods ended September 30, 2021 and 2020, respectively. The Company capitalized inconsequential amounts of stock-based compensation costs to internal-use software during the three months ended September 30, 2021 and 2020, respectively. The Company recorded amortization expense of $0.6 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively.
The Company capitalized $2.0 million and $1.6 million for internal-use software costs during the nine months ended September 30, 2021 and 2020, respectively. The Company capitalized $0.1 million of stock-based compensation costs to internal-use software for both the nine month period ended September 30, 2021 and 2020. The Company recorded amortization expense of $1.8 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.
5.Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used as of December 31, 2020:

	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Restricted cash
Certificates of deposit	$—	$102	$—	$102
Total assets	$—	$102	$—	$102

The carrying values of certain financial instruments, including disbursement prefunding, customer funds receivable, accounts payable, accrued expenses and other current liabilities, customer liabilities and borrowings approximate their respective fair values due to their relative short maturities and are excluded from the fair value table above. If these financial instruments were measured at fair value in the financial statements, they would be classified as Level 2. There are no other financial assets and liabilities that are measured at fair value as of September 30, 2021.
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2021 and 2020.
6.Debt
Secured Revolving Credit Facility
New Revolving Credit Facility
On September 13, 2021, Remitly Global, Inc. and Remitly, Inc. (U.S. subsidiary) entered into a new credit agreement (the “New Revolving Credit Facility”), as co-borrowers, with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent, that provides for revolving commitments of $250.0 million and terminated its existing Revolving Credit Facility. Proceeds under the New Revolving Credit Facility are available for working capital and general corporate purposes. As part of the refinancing, the Company performed a debt modification analysis, utilizing the borrowing capacity test within ASC 470-50, Debt — Modification and Extinguishment, on a lender-by-lender basis, resulting in the capitalization of $1.4 million of new debt issuance costs incurred in connection with the New Revolving Credit Facility, of which $0.4 million remained accrued and unpaid as of September 30, 2021. Such amounts were capitalized and recorded within other long-term assets, net in the condensed consolidated balance sheet, and will be amortized to interest expense over the term of the New Revolving Credit Facility. The Company previously had $0.5 million of unamortized debt issuance costs associated with its existing Revolving Credit Facility. As a result of the debt modification analysis, the Company will continue to amortize $0.4 million of unamortized debt issuance costs over the term of the New Revolving Credit Facility. The remaining $0.1 million was expensed as a debt extinguishment cost within interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.
The New Revolving Credit Facility was used to refinance its existing Credit Agreement. The New Revolving Credit Facility provides for access to $250.0 million in revolving borrowings and has a maturity date of September 2026. Borrowings under the New Revolving Credit Facility accrue interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the New Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the NYFRB Rate in effect for such day plus 0.50% and (c) the Adjusted LIBO Rate plus 1.00%, subject to a floor of 1.00% plus 0.50% or (2) the Adjusted LIBO Rate (subject to a floor of 0.00%) plus 1.50%. In addition, there is an unused commitment fee, which accrues at a rate per annum equal to 0.25% of the unused portion of the revolving commitments, and is payable quarterly.
The New Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements or engage in transactions with affiliates. As of September 30, 2021, financial covenants in the New Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly.
The obligations under the New Revolving Credit Facility are guaranteed by the Company’s material domestic subsidiaries, subject to customary exceptions, and are secured by substantially all of the assets of the borrowers and guarantors thereunder, subject to customary exceptions. Amounts of borrowings under the New Revolving Credit Facility may fluctuate depending upon transaction volumes and seasonality. The Company was in compliance with all financial covenants as of September 30, 2021.
The Company had no outstanding borrowings under the New Revolving Credit Facility as of September 30, 2021. The Company had unused borrowing capacity of $250.0 million under the New Revolving Credit Facility as of September 30, 2021. In addition, the New Revolving Credit Facility includes a letter of credit sub-facility. As of September 30, 2021, the Company had $19.2 million in standby letters of credit outstanding.
2020 Credit Agreement
In November 2020, the Company modified its existing credit agreement (the “Credit Agreement”). As a result, the Credit Agreement provided the Company with access up to $150.0 million in revolving credit facility borrowings with the maturity date of November 16, 2023.
Revolving credit facility borrowings are subject to mandatory repayment within 20 business days in an amount necessary to reduce the borrowings, in the aggregate, to an amount less than the Company’s customer funds account maintained with the lender. Interest on borrowings under the revolving credit facility accrues at a floating rate per annum equal to (i) ABR defined in the Credit Agreement as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) 3.25% and (c) the Federal Funds Effective Rate in effect for such day plus 0.50% plus (ii) 1.0%. In addition, an unused revolving line facility fee accrues at a floating rate equal to 0.40% of the unused portion of the line, payable monthly. As of December 31, 2020, the interest rate of the borrowings under the revolving credit facility was 4.25%.
As of December 31, 2020, the Company had outstanding borrowings under the revolving credit facility of $80.0 million and an unused borrowing capacity of $70.0 million. As of December 31, 2020, the Company had $9.4 million in standby letters of credit outstanding.
The Credit Agreement contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness, pay dividends, incur encumbrances, make distributions to holders of its capital stock, make investments or engage in transactions with affiliates. Defined events of default include an acceleration clause in the event of a Material Adverse Effect (as defined in the Credit Agreement) on the business or financial condition of the Company. Financial covenants include adjusted quick ratio requirements that are measured on a monthly basis as well as trailing twelve month Consolidated Adjusted EBITDA (as defined in the Credit Agreement) measured on a quarterly basis.
The Company was in compliance with all financial covenants as of December 31, 2020. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company other than intellectual property.
7.Net Loss Per Common Share
Basic and diluted net loss per share attributable to common stockholders is computed using the two-class method required for participating securities. Prior to the automatic conversion of all of its redeemable convertible preferred stock outstanding into common stock upon the completion of the IPO, the Company considered all series of the Company’s redeemable convertible preferred stock and early exercised stock options to be participating securities, as the holders of such stock have the right to receive dividends on a pari passu basis in the event that a dividend is declared on the common stock. Upon completion of the IPO, all of the Company’s redeemable convertible preferred stock was converted to common stock. After the IPO, the Company’s early exercised stock options continue to be participating in nature.
Under the two-class method, basic net loss per share is computed by dividing net loss adjusted to include deemed dividends on redeemable convertible preferred stock by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shares by the weighted-average number of common shares determined for the basic earnings per share plus the dilutive effect of stock options, restricted stock units (“RSUs”), common stock warrants and redeemable convertible preferred stock. As the Company reported a net loss, diluted net loss per share was the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive for all periods presented.
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(12,962)	$(2,429)	$(22,180)	$(23,559)
Deemed dividend	—	—	—	—
Net loss attributable to common stockholders	$(12,962)	$(2,429)	$(22,180)	$(23,559)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	31,641,400	21,868,865	26,055,903	21,186,012
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.41)	$(0.11)	$(0.85)	$(1.11)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	As of September 30,
	2021	2020
Redeemable convertible preferred stock	—	127,082,605
Common stock warrants	—	256,250
Stock options outstanding	24,061,073	19,934,198
RSUs outstanding(1)	1,301,084	—
Shares subject to repurchase	554,973	1,875,822
Total	25,917,130	149,148,875
(1) A portion of these RSUs were subject to a performance-based vesting condition until September 22, 2021. See Note 10 for details on these awards. Includes 23,235 performance-based RSUs which legally vested but were not yet issued as common stock as of September 30, 2021.
8.Common Stock
As of September 30, 2021, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. Through September 30, 2021 and December 31, 2020, no dividends have been declared or paid by the Company.
Donation to Remitly Philanthropy Fund
In July 2021, the Company’s board of directors approved the reservation of up to 1,819,609 shares of common stock (which was approximately 1.0% of the fully diluted capitalization as of June 30, 2021) that the Company may issue to or for the benefit of a 501(c)(3) nonprofit foundation or a similar charitable organization pursuant to the Company’s Pledge 1% commitment in equal installments over ten years. On September 10, 2021, the Company executed the stock donation agreement, pursuant to which it would issue the first installment of the Pledge 1% commitment to Remitly Philanthropy Fund, a donor advised fund that will be administered on its behalf by Rockefeller Philanthropy Advisors, Inc., on the day after consummation of the IPO. On September 28, 2021, the Company donated 181,961 shares of its common stock to Remitly Philanthropy Fund, pursuant to the stock donation agreement, and in connection with the Pledge 1% campaign, which publicly acknowledges the Company’s intent to give back and increase social impact, in order to sustainably fund a portion of its corporate social responsibility goals and further its mission to expand financial inclusion for immigrants. The Company recorded a charge of $6.9 million to general and administrative expense based on the closing price of its common stock as reported on the Nasdaq Global Select Market (the “NASDAQ”) on September 28, 2021.
Warrants
In connection with a previous Credit Agreement, the Company issued stock warrants to purchase shares of common stock with terms of 10 years, exercisable at any time, and exercise prices ranging from $0.054 to $0.64 per share, subject to standard anti-dilution adjustments. The warrants were recorded as additional paid-in capital and capitalized as debt issuance costs on the consolidated balance sheets. On September 24, 2021, the holders of these stock warrants provided a notice of exercise and on September 30, 2021, warrants to purchase 256,250 shares of common stock were exercised in a cashless exercise, pursuant to the terms of the original warrant agreement, resulting in the issuance of 254,014 shares. There were no warrants outstanding as of September 30, 2021 and there were 256,250 warrants outstanding as of December 31, 2020.
9.Redeemable Convertible Preferred Stock
Upon completion of the IPO, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 127,410,631, were automatically converted into an equivalent number of shares of common stock on a one-

to-one basis and their carrying value of $390.7 million was reclassified into stockholders’ equity. As of September 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with right and preferences, including voting rights, designated from time to time by the Company’s board of directors.
The following table summarizes information regarding each series of redeemable convertible preferred stock outstanding as of December 31, 2020:

As of December 31, 2020
(in thousands, except share and per share amounts)
Series	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Amount	Aggregate Liquidation Preference
Series Seed	10,199,786	6,446,322	$0.27	$1,595	$1,741
Series Seed Prime	8,780,816	8,643,665	0.30	2,506	2,593
Series A	11,514,347	10,359,546	0.50	5,091	5,180
Series B	14,196,476	14,196,476	0.88	12,374	12,500
Series C	25,146,777	25,146,777	1.70	41,863	42,800
Series D	30,331,802	30,331,802	3.79	109,674	115,000
Series E	22,663,934	22,663,933	5.96	129,770	135,001
Series F	9,840,797	9,294,084	$9.15	84,834	85,000
Total	132,674,735	127,082,605		$387,707	$399,815

10.Stock-Based Compensation
In 2011, the Company adopted the Equity Incentive Plan (the “2011 Plan”), as amended, which provided for the issuance of up to 43,899,677 incentive stock options, nonqualified stock options, restricted common stock, and RSUs and stock appreciation rights to employees, directors, officers, and consultants of the Company.
In September 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”, and together with the 2011 Plan, the “Plan”) as a successor to the 2011 Plan. The 2021 Plan authorizes the award of both incentive stock options, nonqualified stock options, restricted common stock, stock appreciation rights, restricted stock units, and performance and stock bonus awards. Pursuant to the 2021 Plan, incentive stock options may be granted only to Company employees. The Company may grant all other types of awards to its employees, directors, and consultants. The 2021 Plan is administered by the Company’s board of directors, which determines the terms of the options granted, including exercise price, number of options granted, and vesting period of such options. The 2021 Plan provides for the issuance of up to 25,000,000 shares of common stock, plus any reserved shares not issued or subject to outstanding grants under the 2011 Plan, which was 552,736 on the effective date of the 2021 Plan, for a total of 25,552,736 shares reserved for issuance under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to 5% of the aggregate number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s talent and compensation committee, or by the Company’s board of directors acting in place of the talent and compensation committee.
In addition, in September 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) to enable eligible employees to purchase shares of common stock with accumulated payroll deductions. The ESPP provides for the issuance of up to 3,500,000 shares of common stock. The number of shares reserved for issuance and sale under the ESPP will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to 1% of the aggregate number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s talent and compensation committee, or by the Company’s board of directors acting in place of the talent and compensation committee. Subject to stock splits, recapitalizations, or similar events, no more than 35,000,000 shares of common stock may be issued over the term of the ESPP. The ESPP is intended to qualify under Section 423 of the Code, provided that the administrator may adopt sub-plans under the ESPP designed to be outside of the scope of Section 423 for participants who are non-U.S. residents. As of September 30, 2021, no awards have been granted under the ESPP, as the grant date criteria pursuant to ASC 718, Stock-Based Compensation, has not yet been met. The grant date for awards under the ESPP was met in October 2021, upon mutual agreement of terms and conditions, and the Company expects to recognize compensation expense related to the ESPP beginning with the fourth quarter of 2021.

As of September 30, 2021 and December 31, 2020, 25,594,331 and 206,529 options remain available for issuance under the 2021 Plan and 2011 Plan, respectively. During the period ended September 30, 2021 and December 31, 2020, activity and amounts related to awards to nonemployees under the Plan were not material.
Stock Options
Stock options granted under the Plan generally vest over a period from two years to four years from the vesting commencement date on a monthly basis with or without a one-year cliff or, for non-employees, ratably on a monthly basis over a shorter period, depending upon anticipated duration of services. Other vesting terms are determined by the Company’s board of directors. All options granted under the Plan are exercisable for up to ten years from the grant date, subject to vesting. In the event of termination of service, option will generally remain exercisable, to the extent vested, for three months following the termination of service.
The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2021:

	Stock Options
(in thousands, except share and per share amounts)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balances as of January 1, 2021	21,034,424	$1.88	7.82	$64,604
Granted	8,219,753	7.26
Exercised	(4,021,834)	1.84		66,970
Forfeited	(1,171,270)	3.24
Balances as of September 30, 2021	24,061,073	3.68	7.91	785,826
Vested and exercisable as of September 30, 2021	9,397,761	1.63	6.47	320,288
Vested and expected to vest as of September 30, 2021	24,561,046	$3.66	7.91	$802,853
_________________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.

The fair value of each employee stock option granted during the three and nine months ended September 30, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rates	0.74% to 1.1%	0.30% to 0.40%	0.32% to 1.19%	0.30% to 1.47%
Expected term (in years)	5.0 to 6.5 years	5.1 to 6.1 years	3.5 to 6.8 years	5.0 to 6.1 years
Volatility	49.3% to 50.5%	37.5% to 37.9%	37.8% to 50.5%	37.3% to 54.0%
Dividend rate	—%	—%	—%	—%
Fair value of underlying common stock
Prior to the completion of the IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. After the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the NASDAQ.
The weighted-average grant date fair value of options granted during the three months ended September 30, 2021 and 2020, was $15.31 and $1.28, respectively, and during the nine months ended September 30, 2021 and 2020 was $5.22 and $1.00, respectively. The aggregate grant-date fair value of options vested for the three months ended September 30, 2021 and 2020 was $2.1 million and $1.4 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $5.4 million and $3.8 million, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense, included in the condensed consolidated statements of operations, net of amounts capitalized to internal-use software, as described in Note 4, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Customer support and operations	$40	$5	$77	$14
Marketing	486	216	1,207	627
Technology and development	1,698	533	3,522	1,548
General and administrative	2,516	575	4,159	1,663
Total	$4,740	$1,329	$8,965	$3,852
Restricted Stock Units
Prior to the IPO, the Company granted performance-based RSUs (“PRSUs”) to employees and directors that continued both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock or (ii) immediately prior to the closing of a change in control of the Company. Both events were not deemed probable until consummated, and therefore, stock-based compensation expense related to these PRSUs remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $1.1 million, using the accelerated attribution method for the portion of the awards for which the service-based vesting condition has been fully or partially satisfied. The remaining grant-date fair value of these PRSUs will be recognized over the remaining requisite service period.
Beginning in August 2021, the Company began granting RSUs to employees and directors with service-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The grant-date fair value of these RSUs will be recognized over the requisite service period.
Restricted stock unit activity, including PRSUs, during the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2021	437,369	$3.54
Granted	863,715	23.16
Vested	(23,235)	3.54
Cancelled/forfeited	—	—
Unvested at September 30, 2021	1,277,849	$16.80
No RSUs were granted during the three or nine months ended September 30, 2020.
As of September 30, 2021, the total unamortized compensation cost related to all non-vested share-based awards were $67.6 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.9 years.
11.Related Party Arrangements
The Company had promissory note agreements with two executive employees in conjunction with their early exercise of stock options to purchase 1,800,000 shares of the Company’s common stock. The principal amount of the notes was $3.1 million, and interest accrued at 2.83% on the outstanding principal amount annually. The notes were secured by the shares that were exercised. Based on the non-recourse nature of these agreements, the agreements were accounted for as grants of options to purchase common stock. The fair value of the stock options, determined using the Black-Scholes option pricing model was being recognized over the requisite service period.
The associated shares are legally outstanding and included in shares of common stock outstanding in the consolidated financial statements, but were historically excluded from the Company’s net loss per common share calculations, as these shares of common stock were considered unvested until the underlying promissory notes were repaid. On August 23, 2021, the promissory notes were paid in full, including all accrued interest. After repayment of the loan, these shares are now considered outstanding for purposes of the Company’s net loss per common share calculations to the extent the shares are vested.
12.Income Taxes
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
The Company’s effective tax rates on pre-tax income were (2.1)% and (8.7)%  for the three months ended September 30, 2021 and 2020, respectively and (5.1)%  and (2.8)% for the nine months ended September 30, 2021 and 2020, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% in both periods was primarily the result of foreign income taxed at different rates and changes in the U.S. valuation allowance.

The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of September 30, 2021, tax years 2011 through 2020 remain open for examination by taxing authorities.
The Company has applied ASC 740, Income Taxes, and has determined that it has no uncertain tax positions during the three and nine months ended September 30, 2021 and 2020, respectively. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act did not have a material impact on the Company’s provision for income taxes for the three and nine months ended September 30, 2021 or 2020.
13. 401(k) Defined Contribution Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes discretionary matching contributions that are funded in the following year. The Company matches 50% of the first 3% of compensation that a participant contributes to the 401(k) plan, up to a maximum of $1,000 per plan year. The Company contributed $0.2 million to the 401(k) plan for each of the nine months ended September 30, 2021 and 2020, respectively, which represents the current period contribution for the prior plan year. No contributions were made to the plan in the three months ended September 30, 2021 and 2020. The Company may also make discretionary profit-sharing contributions. No profit-sharing contributions were made during the three and nine months ended September 30, 2021 and 2020.
14.Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers, and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions, therefore no such amounts have been accrued as of September 30, 2021 and December 31, 2020.
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that it had incurred a material loss with respect to such loss contingencies, as of September 30, 2021 and December 31, 2020.
Reserve for Transaction Losses
The Company is exposed to transaction losses including chargebacks, unauthorized credit card use, and fraud associated with customer transactions. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The provision for transaction losses is included as a component of transaction expenses on the consolidated statements of operations and comprehensive loss.
The table below summarizes the Company’s reserve for transaction losses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$2,321	$1,761	$3,250	$798
Provisions for transaction losses	5,492	2,652	20,065	11,277
Losses incurred, net of recoveries	(6,306)	(2,821)	(21,808)	(10,483)
Ending balance	$1,507	$1,592	$1,507	$1,592
15.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Trade settlement liability	$20,618	$16,700
Accrued transaction expense	10,754	6,399
Accrued marketing expense	7,659	4,883
Reserve for transaction losses	1,507	3,250
Accrued salaries and benefits	5,975	1,960
Other accrued expenses	11,186	6,550
Total	$57,699	$39,742
16.Segment and Geographical Information
The Company determines operating segments based on how its chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The Company’s CODM is its Chief Executive Officer, who reviews the Company’s operating results on a consolidated basis. The Company operates as one segment. Based on the information provided to and reviewed by the Company’s CODM, the Company believes that the nature, amount, timing, and uncertainty of its revenue and how it is affected by economic factors are most appropriately depicted through the Company’s primary geographical locations. Revenues recorded by the Company are substantially all from the Company’s single performance obligation which are earned from similar services for which the nature of associated fees and the related revenue recognition models are substantially the same.
The following table presents the Company’s revenue disaggregated by primary geographical location:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
United States	$88,852	$53,486	$238,695	$139,310
Canada	15,025	9,004	39,980	19,595
Rest of world	17,367	9,300	44,675	18,034
Total revenue	$121,244	$71,790	$323,350	$176,939
Revenue is attributed to the country in which the customer is located.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2020 included in the Final Prospectus. You should read the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
Remitly is a leading digital financial services provider for immigrants and their families in over 135 countries around the world.
Our differentiated approach to addressing the complexity of cross-border remittances and financial services is comprised of four core elements:
•Providing a simple and reliable way of sending money with our mobile-centric suite of products. Today, over 90% of our customers engage with Remitly on their mobile phones, shifting what traditionally required waiting in line to speak with an agent to the palm of their hands. Our mobile app currently has a 4.9 iOS App Store rating with more than 582,000 reviewers and a 4.8 Android Google Play rating with more than 279,000 reviewers. We have achieved this level of engagement and these high ratings by designing mobile-centric products that make the customer experience simple and convenient and give our customers complete peace of mind.
•Conveniently putting money safely in the hands of our customers’ families, wherever they are, by relying on our global network. Our global network of funding and disbursement partnerships enables us to complete money transfers in over 1,800 corridors without the need to deploy local operations in each country. We have partner relationships with top tier banks and leading global payment providers to give our customers an array of payment (or pay-in) options, including with a bank account, credit card or debit card, and alternative payment methods. Our disbursement network provides our customers with a choice of delivery and enables us to send (or pay-out) funds within minutes, to more than 3.6 billion bank accounts, over 660 million mobile wallets, and approximately 380,000 cash pickup locations (including retail outlets and banks). These partner relationships help drive a better customer experience, including faster transfers, higher acceptance rates, and enhanced reliability.
•Creating trusted and personalized experiences with our localization expertise at scale. We believe our expertise in localizing our marketing, products and customer support at scale is a key differentiator. For example, we tailor our customer experience with over 14 native languages and we drive peace of mind with our global customer support team. Additionally, for disbursement of funds, we partner with local brands that are among the most trusted and recognized by our customers, their families, and their other recipients.
•Using our data-driven approach to better serve our customers and provide more value. We have a data-driven approach to how we grow our business, prioritize our investments, and manage our operations. Because our customers initiate transfers digitally, we capture and leverage a body of transaction-related data that provides insight into customer behavior and customer experience. This data and the analytics we perform inform our marketing investments and product development prioritization. In addition, we leverage our data platform and proprietary models to manage pricing, treasury, risk, and customer support.
The combination of our differentiated approach and our relentless focus on meeting the financial services needs of our immigrant communities has resulted in significant customer growth, high customer engagement, rapid send volume and transaction growth, and attractive customer economics built on top of an expansive global network.

Our Revenue Model
For our remittance business, which represents the vast majority of our revenue today, we generate revenue from transaction fees charged to customers and foreign exchange spreads applied to the customer’s principal.
Transaction fees vary based on the corridor, the currency in which funds are delivered to the recipient, the funding method a customer chooses (e.g., ACH, credit card, debit card, etc.), and the amount of the customer’s principal.
Foreign exchange spreads represent the difference between the foreign exchange rate offered to customers and the foreign exchange rate on the Company's currency purchases. They are an output of proprietary and dynamic models that are designed to provide fair and competitive rates to our customers, while generating a spread for the Company based on our ability to buy foreign currency at generally advantageous rates.
Revenue from transaction fees and foreign exchange spreads is reduced by customer promotions. For example, we may, from time to time, waive transaction fees for first-time customers, or provide customers with better foreign exchange rates on their first transaction. These incentives are accounted for as reductions to revenue, up to the point where net historical cumulative revenue, at the customer level, is reduced to zero. We consider these incentives as an investment in our long-term relationship with customers.
The trusted relationships we foster with our customers and the repeat nature of their sending behavior has resulted in strong revenue retention rates. This provides a reoccurring revenue stream with high visibility and predictability.
Initial Public Offering and Private Placement
In September 2021, the Company completed its IPO, in which the Company issued and sold 7,000,000 shares of its common stock at $43.00 per share. Concurrently, 5,162,777 shares were sold by certain of our existing stockholders. In addition, the Company concurrently issued 581,395 shares of common stock to an existing stockholder in a private placement at the same offering price as the IPO. The Company received net proceeds of $305.2 million for the IPO and private placement, after deducting underwriting discounts and other fees of $20.8 million. In connection with the IPO, 127,410,631 shares of outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of common stock on a one-to-one basis.
Key Business Metrics
We regularly review the following key business metrics to evaluate our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of these key business metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, or investors.
Active Customers

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Active customers	2,561	1,692
We believe that the number of our active customers is an important indicator of customer engagement and the overall growth of our business.
Active customers increased to approximately 2.6 million, or 51% growth, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This increase was primarily due to an increase in new customers driven by investments in marketing spend, our seamless user experience, network expansion, and the continued growth in adoption of digital remittances as a result of the COVID-19 pandemic. As Active customers are measured on a quarterly basis, the data for the nine month periods are not meaningful.
Send Volume

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Send volume	$5,239	$3,245	$14,488	$8,429
We measure send volume to assess the scale of remittances sent using our platform. Our customers mostly send from the United States, Canada, United Kingdom, other countries in Europe, and Australia. The recipients are located in over 120 countries across the globe; the largest receive countries include India, the Philippines, and Mexico.
Send volume increased approximately 61% to $5.2 billion for the three months ended September 30, 2021, compared to $3.2 billion for the three months ended September 30, 2020. This increase was primarily due to the growth of active customers, which increased 51% over the same period, as well as more volume transferred per active customer, which resulted in higher average revenue per active customer during the quarter. We calculate average revenue per active customer, by taking revenue for the quarter, divided by quarterly active customers.
Send volume increased $6.1 billion, or 72%, to $14.5 billion for the nine months ended September 30, 2021, compared to $8.4 billion for the nine months ended September 30, 2020, largely due to higher transaction volumes from new and existing customers, partially offset by lower average send amount per active customer as a result of increasing geographic diversification, and a mix shift toward corridors with lower average send amounts.
Key Factors Affecting Our Performance
Ability to Retain Our Customers and Maintain High Customer Engagement
Our send volume is primarily driven by existing customers who regularly use our remittance product to send money home. We believe our mobile-first products and superior customer experience encourage high retention and repeat usage, which are important drivers of our performance.
We measure active customers to monitor the growth and performance of our customer base. During the third quarter of 2021, 2.6 million customers used Remitly to send money abroad, up 51% from the third quarter of 2020. The majority of our active customers send money for recurring, non-discretionary needs multiple times per month, providing a reoccurring revenue stream with high visibility and predictability.
Ability to Attract New Customers
Our long-term growth will depend, in part, on our continued ability to attract new customers to our platform. We intend to expand our customer base by launching new send and receive corridors, by continuing to innovate, and by providing the most trusted financial services for immigrants. We plan to continue to acquire new customers through digital marketing channels and word-of-mouth referrals from existing customers. We will also explore new customer acquisition channels. Given the nature of our business, new customer acquisition may negatively impact net loss and Adjusted EBITDA in the initial period, while positively impacting net loss and Adjusted EBITDA in subsequent periods.
Ability to Maintain Efficient Customer Acquisition
Our ability to efficiently acquire customers is critical to our growth and attractive customer economics. Online marketing competition, our ability to effectively target the right demographic, and competitor pricing will impact our customer acquisition strategy.

We have a history of successfully monitoring customer acquisitions costs (“CAC”) and will continue to be strategic and disciplined toward customer acquisition. For example, for performance marketing, we set rigorous customer acquisition targets that we continuously monitor to ensure a high return on investment over the long term, and we can increase or decrease this investment as desired.
Corridor Mix
Our business is global and certain attributes of our business vary by corridor such as send amount, customer funding sources, and transaction frequency. For example, a period of high growth in receive corridors with large average send amounts, such as India, could disproportionately impact send volume while impacting active customers to a lesser extent. While shifts in our corridor mix could impact the trends in our global business, including send volume and customer economics, our strategy is to manage and optimize each of these corridors over the long term based on their specific dynamics.
Seasonality
Our operating results and metrics are subject to seasonality, which may result in fluctuations in our quarterly revenues and operating results. For example, active customers and send volume generally peak as customers send gifts for regional and global holidays including, most notably, in the fourth quarter around the Christmas holiday. This seasonality typically drives higher fourth quarter customer acquisition, which generally results in higher fourth quarter marketing costs and transaction losses. It also results in higher transactions and transaction expenses, along with higher working capital needs. Other periods of seasonality include Ramadan/Eid, Lunar New Year/Tết and Mother's Day, although the impact is generally lower than in the fourth quarter. The number of business days in a quarter and the day of week that the last day of the quarter falls on may also introduce variability in our results, balance sheet, or cash flows.
Ability to Invest in Our Technology Platform and Introduce New Products
We will continue to invest significant resources in our technology platform. These investments will allow us to introduce new and innovative products, add features to current products, enhance the customer and recipient experience, grow our payment and disbursement network, invest in our risk and security infrastructure, and continue to secure data in accordance with changing best practices and legal requirements. While we expect our expenses related to technology and development to increase, which may impact short-term profitability, we believe these investments will ultimately contribute to our long term growth.
Ability to Manage Risk and Fraud
We manage fraud (e.g., through identity theft) and other illegitimate activity (e.g., money laundering) by utilizing our proprietary risk models built on machine learning processes, early warning systems, bespoke rules, and manual investigation processes. Our models and processes enable us to identify and address complex and evolving risks in these unwanted activities, while maintaining a differentiated customer experience. In addition, we integrate historical fraud loss data and other transaction data into our risk models which helps us identify emerging patterns and quantify fraud and regulatory and compliance risks across all aspects of our customer interactions. This allows us to achieve and maintain fraud loss rates within desired guardrails.
Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including immigration, trade and regulatory policies, unemployment, foreign currency fluctuations, and the rate of digital remittance adoption impact demand for our services and the options that we can offer. These factors evolve over time and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, and changes to digital adoption trends may shift the timing and volume of transactions using our service.

Impact of the COVID-19 Pandemic
The COVID-19 pandemic has caused significant disruption worldwide and many of our customers and employees have been impacted, resulting in increased demand for digital remittances, driving a significant acceleration in our new customer growth.
We have also experienced, and may continue to experience, a modest adverse impact on our business practices, including as a result of transitioning part of our workforce to work from home and establishing strict health and safety protocols for our offices. Our customer support and operations teams, both internal and third-party, have been impacted, which has affected our ability to service customer needs due to longer wait times.
Certain operating expenses have grown more slowly due to reduced business travel and the virtualization or cancellation of events. While a reduction in some operating expenses may have an immediate positive impact on our operating results, we do not yet have visibility into the full impact this will have on our business longer term. As COVID-19 vaccination rates increase and people begin to return to offices and other workplaces and travel more, the positive impacts of the COVID-19 pandemic on our business may slow or decline.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. We do not yet know the full extent of potential impacts on our business or operations.
We will continue to actively monitor the situation and may take further actions that may alter our business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, or business partners.
Throughout the COVID-19 pandemic, the Company has remained focused on serving its customers and communities, as well as the well-being of its employees.
Components of Results of Operations
Revenue
The Company’s revenue is generated on transaction fees charged to customers and foreign exchange spreads on transactions where the payout currency is other than the functional currency. Revenue is recognized when control of these services is transferred to the Company’s customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided.
Costs and expenses
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses, fees paid to payment processors for funding transactions, bad debt expense, fraud prevention and compliance tools.
Reserve for Transaction Losses
The Company is exposed to transaction losses including chargebacks, unauthorized credit card use, and fraud associated with customer transactions. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in accrued expenses and other current liabilities on the consolidated balance sheets. The provision for transaction losses is included as a component of transaction expenses on the condensed consolidated statements of operations.

Customer Support and Operations
Customer support and operations expenses consist primarily of personnel-related expenses associated with the Company’s customer support and operations organization, including salaries, benefits, and stock-based compensation expense, as well as third-party costs for customer support services, and travel and related office expenses. This includes our customer service teams which directly support our customers, consisting of online support and call centers, and other costs incurred to support our customers, including related telephony costs to support these teams, and investments in tools to effectively service our customers, as well as increased customer self-service capabilities. Customer support and operations expenses also include corporate communication costs and professional services fees.
Marketing
Marketing expenses consist primarily of advertising costs used to attract new customers. Marketing expenses also include personnel-related expenses associated with the Company’s marketing organization staff, including salaries, benefits and stock-based compensation expense, promotions, software subscription services dedicated for use by the Company’s marketing functions, and outside services contracted for marketing purposes.
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development and maintenance of both new and existing products and services , including salaries, benefits and stock-based compensation expense. Technology and development expenses also include professional services fees and costs for software subscription services dedicated for use by the Company’s technology and development teams.
We believe delivering new functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments to expand our solutions in order to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our technology and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of total revenue from period to period as we expand our technology and development team to develop new solutions and enhancements to existing solutions.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for the Company’s finance, legal, human resources, facilities, and administrative personnel, including salaries, benefits and stock-based compensation expense. General and administrative expenses also include professional services fees, software subscriptions, facilities, and other corporate expenses.
As a result of the closing of our IPO, we have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. Excluding the $6.9 million impact of the September 2021 donation of our common stock, as well as any future donations of our common stock pursuant to our Pledge 1% commitment, we expect that our general and administrative expenses will increase as our business grows but will decrease as a percentage of our revenue over time.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation on property and equipment and leasehold improvements, as well as the amortization of internal-use software costs and amortization of intangible assets.
Interest Income
Interest income consists primarily of interest income earned on our cash and cash equivalents.

Interest Expense
Interest expense consists primarily of the interest expense on our borrowings.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign exchange gains and losses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We maintain a full valuation allowance for U.S. deferred tax assets, which includes net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses.
Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Revenue	$121,244	$71,790	$49,454	69%	$323,350	$176,939	$146,411	83%
Revenue increased $49.5 million, or 69%, to $121.2 million for the three months ended September 30, 2021. This increase was primarily driven by growth in send volume, which increased $2.0 billion, or 61%, to $5.2 billion for the three months ended September 30, 2021, compared to $3.2 billion for the three months ended September 30, 2020, reflecting both an increase in active customers, as well as increased transaction frequency among our active customers, resulting in an increase in the average revenue per active customer compared to the third quarter in 2020.
Revenue increased $146.4 million, or 83%, to $323.4 million for the nine months ended September 30, 2021, compared to $176.9 million for the nine months ended September 30, 2020. This increase was driven primarily by the growth in send volume, which increased $6.1 billion, or 72%, to $14.5 billion for the nine months ended September 30, 2021, compared to $8.4 billion for the nine months ended September 30, 2020, along with more average revenue per active customer.
Transaction Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Transaction expenses	$47,560	$28,046	$19,514	70%	$135,175	$74,256	$60,919	82%
Percentage of total revenue	39%	39%			42%	42%
Transaction expenses increased $19.5 million, or 70%, to $47.6 million for the three months ended September 30, 2021, compared to $28.0 million, for the three months ended September 30, 2020. The increase was primarily due to a $15.7 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, a $3.0 million increase in fraud and other losses largely driven by growth in new customers and send volume, and a $0.8 million increase in other transaction expenses, primarily software and tools that support our compliance and risk operations.
As a percentage of revenue, transaction expenses remained flat at 39% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Transaction expenses increased $60.9 million, or 82%, to $135.2 million for the nine months ended September 30, 2021, compared to $74.3 million, for the nine months ended September 30, 2020. The increase was primarily due to a $49.2 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, a $9.1 million increase in fraud and other losses largely driven by growth in new customers and send volume, and a $2.6 million increase in other transaction expenses, primarily software and tools that support our compliance and risk operations.
As a percentage of revenue, transaction expenses remained flat at 42% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Customer Support and Operations Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Customer support and operations	$12,005	$7,632	$4,373	57%	$32,435	$17,795	$14,640	82%
Percentage of total revenue	10%	11%			10%	10%
Customer support and operations expenses increased $4.4 million, or 57%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily driven by a $1.9 million increase in internal personnel costs at our sites in the Philippines and Nicaragua that support customer operations, a $1.8 million increase in third-party customer support costs, a $0.6 million increase in software and telephony costs as we supported more active customers, and a $0.1 million increase in other operating expenses.
As a percentage of revenue, customer support and operations expenses decreased to 10% for the three months ended September 30, 2021 from 11% for the three months ended September 30, 2020, due to higher revenue and process improvements increasing our efficiency.
Customer support and operations expenses increased $14.6 million, or 82%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily driven by a $6.5 million increase in third-party customer support costs, a $5.3 million increase in internal personnel costs at our sites in the Philippines and Nicaragua that support customer operations, a $2.1 million increase in software and telephony costs as we supported more active customers, and a $0.7 million increase in other operating expenses including customer set up fees and other costs.
As a percentage of revenue, customer support and operations expenses remained flat at 10% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Marketing	$30,365	$18,816	$11,549	61%	$82,639	$50,923	$31,716	62%
Percentage of total revenue	25%	26%			26%	29%
Marketing expenses increased $11.5 million, or 61%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due primarily to an increase of $9.5 million in direct marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $1.2 million driven by a 29% increase in marketing headcount compared to the same period in 2020, as well as a $0.3 million increase in stock-based compensation expense. The increase in marketing expenses was also driven by a $0.5 million increase in other indirect marketing and employee-related costs.

As a percent of revenue, marketing expenses decreased to 25% for the three months ended September 30, 2021, from 26% for the three months ended September 30, 2020, as our existing customer base became a larger portion of revenue while our marketing spend was mostly dedicated to acquiring new customers.
Marketing expenses increased $31.7 million, or 62%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due primarily to an increase of $27.3 million in direct marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $2.8 million driven by a 31% increase in marketing headcount compared to the same period in 2020, as well as a $0.6 million increase in stock-based compensation expense. The increase in marketing expenses was also driven by a $1.0 million increase in software, employee related, professional fees and other indirect marketing costs.
As a percent of revenue, marketing expenses decreased to 26% for the nine months ended September 30, 2021, from 29% for the nine months ended September 30, 2020, as our existing customer base became a larger portion of revenue while our marketing spend was mostly dedicated to acquiring new customers.
Technology and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Technology and development	$18,123	$10,380	$7,743	75%	$44,965	$29,439	$15,526	53%
Percentage of total revenue	15%	14%			14%	17%
Technology and development expenses increased $7.7 million, or 75% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was driven by $4.4 million in personnel-related expenses resulting from a 35% increase in headcount compared to the same period in 2020, as well as a $1.2 million increase in stock-based compensation expense. The increase in technology and development expense was also driven by a $1.4 million increase in software costs for employee tools and cloud services due to growth in headcount and volume of transactions, $0.3 million higher professional fees, and $0.4 million higher employee related expenses.
As a percentage of revenue, technology and development expenses increased to 15% for the three months ended September 30, 2021, from 14% for the three months ended September 30, 2020, driven by the increase in stock-based compensation expense.
Technology and development expenses increased $15.5 million, or 53%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was driven by a $9.0 million increase in personnel related expenses resulting from a 25% increase in headcount compared to the same period in 2020, as well as a $2.0 million increase in stock-based compensation expense. The increase in technology and development expense was also driven by a $3.2 million increase in software costs for employee tools and cloud services due to growth in headcount and volume of transactions, as well as $0.8 million higher professional fees and a $0.5 million increase in other costs.
As a percentage of revenue, technology and development expenses decreased to 14% for the nine months ended September 30, 2021, from 17% for the nine months ended September 30, 2020, as we leveraged our technology platform and infrastructure over a larger revenue and customer base.

General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
General and administrative	$24,539	$7,667	$16,872	220%	$47,429	$22,008	$25,421	116%
Percentage of total revenue	20%	11%			15%	12%
General and administrative expenses increased $16.9 million, or 220%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This increase was primarily driven by a $6.9 million donation of common stock in connection with our Pledge 1% commitment. In addition, personnel-related costs increased by $3.2 million, primarily driven by a 63% increase in the general and administrative headcount compared to the same period in the prior year, as well as a $1.9 million increase in stock-based compensation expense. Included within the stock based compensation expense for the three months ended September 30, 2021is approximately $1.1 million related to the recognition of expense associated with restricted stock units with performance conditions that were met upon IPO. The increase in general and administrative expenses was also due to a $2.8 million increase in professional, regulatory and corporate fees to support the IPO and ongoing public company costs, a $1.0 million increase in employee-related expenses due to increased recruiting and travel costs, and a $1.1 million increase to other operating expense.
As a percent of revenue, general and administrative expenses increased to 20% for the three months ended September 30, 2021, from 11% for the three months ended September 30, 2020, due primarily to the donation of common stock and costs related to the IPO.
General and administrative expenses increased $25.4 million, or 116%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Personnel-related expenses increased by $7.0 million, primarily driven by a 52% increase in the general and administrative headcount compared to the same period in 2020, as well as a $2.5 million increase in stock-based compensation expense. Included within the stock based compensation expense for the nine months ended September 30, 2021 is approximately $1.1 million related to the recognition of expense associated with restricted stock units with performance conditions that were met upon IPO. The increase in our general and administrative headcount over the last year is primarily due to the investments we have made in our human resources, legal, and finance teams to prepare to become a public company. The increase in general and administrative expense was also due to a $6.9 million annual donation of common stock, a $5.5 million increase in professional, regulatory, and corporate fees to support the IPO and ongoing public company costs, a $1.2 million increase to employee-related expenses, a $1.1 million increase to other taxes, a $0.6 million increase in facilities expense and a $0.6 million increase in software expense.
As a percentage of revenue, general and administrative expenses increased to 15% for the nine months ended September 30, 2021, from 12% for the nine months ended September 30, 2020, due primarily to the September 2021 donation of common stock in connection with our Pledge 1% and costs related to the Company’s IPO.
Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Depreciation and Amortization	$1,319	$1,002	$317	32%	$3,890	$2,859	$1,031	36%
Percentage of revenue	1%	1%			1%	2%
Depreciation and amortization increased $0.3 million, or 32%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This increase is mostly due to an increase in depreciation for internally developed software, computers, and leasehold improvements.

Depreciation and amortization increased $1.0 million, or 36%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase is mostly due to an increase in depreciation for internally developed software, computers, and leasehold improvements.
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Interest income	$82	$7	$75	nm	$92	$181	$(89)	(49)%
nm = not meaningful
Interest income increased by an immaterial amount for the three month period ended September 30, 2021, compared to the three months ended September 30, 2020.
Interest income decreased by an immaterial amount for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Interest expense	$(512)	$(247)	$265	107%	$(1,048)	$(1,027)	$21	2%
Interest expense increased $0.3 million for the three month period ended September 30, 2021, as compared to the three month period ended September 30, 2020, primarily due to higher interest expense on borrowings under our credit facilities during the period, as well as approximately $0.1 million in debt extinguishment costs, as a result of refinancing our existing revolving line of credit and entering into the New Revolving Credit Facility in September 2021.
Interest expense remained flat for the nine month period ended September 30, 2021, as compared to the nine month period ended September 30, 2020.
Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Other income (expense), net	$396	$(241)	$637	(264)%	$3,044	$(1,737)	$4,781	(275)%

Other income (expense), net, increased $0.6 million from other (expense), net, for the three month period ended September 30, 2021, compared to the three month period ended September 30, 2020, primarily due to foreign exchange remeasurements on transactions associated with high-volume balance sheet balances, and volatility in related currencies including the Mexican peso, Philippine peso, and Colombian peso.
Other income (expense), net, increased $4.8 million from other (expense), net, for the nine month period ended September 30, 2021, compared to the nine month period ended September 30, 2020, primarily due to foreign exchange remeasurements on transactions associated with high-volume balance sheet balances, and volatility in related currencies including the Mexican peso, Philippine peso, and Colombian peso.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Provision for income taxes	$261	$195	$66	34%	$1,085	$635	$450	71%
The provision for income taxes increased by $0.1 million, or 34%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to an increase in taxable income for our international entities.
The provision for income taxes increased $0.5 million, or 71%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to an increase in taxable income for our international entities.
Non-GAAP Financial Measures
We regularly review the following non-GAAP measure to evaluate our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that this non-GAAP measure provides meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of this non-GAAP measure discussed below may differ from other similarly titled metrics used by other companies, analysts, or investors.
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net loss. Adjusted EBITDA is calculated as net loss adjusted by i) interest expense, net; ii) provision for income taxes; iii) non-cash charge of depreciation and amortization; iv) other expense (income), net, including gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency and v) non-cash stock-based compensation expense, as well as vi) non-cash charges associated with our donation of common stock in connection with our Pledge 1% commitment.
Our goal is not to maximize Adjusted EBITDA in any given quarter, but to drive revenue growth with investments that generate long-term value. Adjusted EBITDA is a key output measure used by our management to evaluate our operating performance, inform future operating plans, and make strategic long term decisions, including those relating to operating expenses and the allocation of internal resources.
Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or other capital commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the effect of income taxes that may represent a reduction in cash available to us;
•Adjusted EBITDA does not reflect the effect of gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency;
•Adjusted EBITDA excludes non-cash charges associated with the donation of our common stock in connection with our Pledge 1% commitment, which is recorded in general and administrative expense;

•Adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.
The following table sets forth a reconciliation of net loss before taxes to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(12,962)	$(2,429)	$(22,180)	$(23,559)
Add:
Interest expense, net	430	240	956	846
Provision for income taxes	261	195	1,085	635
Depreciation and amortization expenses	1,319	1,002	3,890	2,859
Foreign exchange (gain) loss	(396)	241	(3,044)	1,737
Donation of common stock	6,933	—	6,933	—
Stock-based compensation expense	4,740	1,329	8,965	3,852
Adjusted EBITDA	$325	$578	$(3,395)	$(13,630)
Adjusted EBITDA of $0.3 million for the three months ended September 30, 2021, decreased 44% compared to $0.6 million for the three months ended September 30, 2020. Although we have continued to experience revenue growth, this growth has been partially offset by higher processing and customer support costs, and other general and administrative expenses.
Adjusted EBITDA improved to $(3.4) million for the nine months ended September 30, 2021, compared to $(13.6) million for the nine months ended September 30, 2020, driven by continued acceleration in revenue and new customer acquisition partially offset by higher processing and customer support costs, investments in customer acquisition and our technology platform, and other general and administrative expenses.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads, sales of our redeemable convertible preferred stock, proceeds from our IPO and concurrent private placement, and our $250.0 million New Revolving Credit Facility. We had unused borrowing capacity of $250.0 million and $70.0 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $443.3 million and $186.7 million, respectively, and funds available under the New Revolving Credit Facility and our previous revolving credit facility, respectively.
We believe that our cash, cash equivalents, and funds available under the New Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked securities, and the ownership of our existing stockholders would be diluted. If we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that are unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$19,425	$(71,176)
Investing activities	(3,288)	(3,416)
Financing activities	239,665	41,850
Operating Activities
Our main sources of operating cash are transaction fees charged to customers and foreign exchange spreads on transactions. Our primary uses of cash from operating activities have been for advertising expenses used to attract new customers, transaction expenses that include fees paid to payment processors and disbursement partners, personnel-related expenses, technology and analytics, and other general corporate expenditures.
Net cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense, depreciation and amortization, amortization of operating lease right-of-use assets, and changes in operating assets and liabilities during each period.
For the nine months ended September 30, 2021, net cash provided by operating activities was $19.4 million, which primarily consisted of favorable changes in our operating assets and liabilities of $21.5 million offset by net loss of $22.2 million, excluding approximately $20.1 million of non-cash charges included within net loss for the period. The main drivers for the change in operating assets and liabilities were an increase in customer liabilities of $50.3 million due to growth in our business and timing of disbursements, offset by an increase in customer receivables of $29.1 million in line with the growth in our business, and timing of cash settlement.
For the nine months ended September 30, 2020, net cash used in operating activities was $71.2 million, which primarily consisted of changes in our operating assets and liabilities of $54.4 million, as well as a net loss of $23.6 million, excluding approximately $6.8 million of non-cash charges included within net loss for the period. The main drivers for the change in operating assets and liabilities were a decrease in customer liabilities of $28.9 million, as well as increases in disbursement prefunding of $30.3 million and customer funds receivable of $13.5 million, due to growth in our business and timing of cash settlements and disbursements, respectively. These changes were partially offset by an $21.6 million increase in the balance of accrued expenses and other liabilities due to the timing of the settlement of expenses in the ordinary course of business.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment and capitalization of internal-use software.
Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2021 and $3.4 million for the nine months ended September 30, 2020, primarily related to purchases of property and equipment to support the increase in headcount, and capitalization of internal use software costs.
Financing Activities
Cash provided by financing activities consistent primarily of proceeds from our IPO and concurrent private placement, as well as previous issuances of redeemable convertible preferred stock, and proceeds from the exercise of stock options. Cash used in financing activities consists primarily of repayments of our Revolving Credit Facility borrowings, partially offset by proceeds from the issuance of our redeemable convertible preferred stock, and proceeds from the exercise of stock options.
Net cash provided by financing activities for the nine months ended September 30, 2021 of $239.7 million was primarily driven by proceeds from the issuance of common stock upon our IPO and concurrent private placement, net of underwriting discounts and commissions and other offering costs of $307.1 million, which excludes $1.9 million of offering costs not yet paid as of September 30, 2021. These proceeds were partially offset by repayments of our Revolving Credit Facility borrowings of $80.0 million and payments of debt issuance costs of $1.0 million. Other financing sources in the nine months ended September 30, 2021 included proceeds from the exercise of stock options of $7.5 million, the repayment of a non-recourse promissory note of $3.1 million, and the issuance of Series F redeemable convertible preferred stock, net of issuance costs of $2.9 million.
Net cash provided by financing activities for the nine months ended September 30, 2020 of $41.9 million was primarily driven by proceeds from the issuance of Series F convertible preferred stock of $84.5 million, and proceeds from the exercise of stock options of $2.0 million, partially offset by repayments of our Revolving Credit Facility borrowings of $45.0 million.
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in the Company’s commitments and contingencies during the nine months ended September 30, 2021 from the commitments and contingencies disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Final Prospectus. Also refer to Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2021, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
The Company’s condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. The Company’s estimates are based on historical experience and on various other factors that it believes are reasonable under the circumstances. Actual results may differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to the Company’s critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the notes to the Company’s condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
JOBS Act
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We expect to use the extended transition period for any new or revised accounting standards during the period in which we remain an emerging growth company.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity investment risk. Management establishes and oversees the implementation of policies governing our investing, and funding, and foreign currency activities in order to mitigate market risks. We monitor risk exposures on an ongoing basis.
Credit Risk
We have a limited number of pay-in payment processors and therefore we are exposed to credit risk relating to those pay-in payment providers if in the course of a transaction, we were to disburse funds to the recipient but the pay-in payment provider does not deliver our customer’s funds to us (for example, due to their illiquidity). We mitigate this credit risk by engaging with reputable pay-in payment providers and entering into written agreements with pay-in providers allowing for legal recourse. We are also exposed to credit risk relating to many of our disbursement partners when we pre-fund or remit funds in advance of having collected funds from our customers through our pay-in payment processors, if our disbursement partners fail to disburse funds according to our instructions (for example, due to their insufficient capital). We mitigate these credit exposures by engaging with reputable disbursement partners and performing a credit review before onboarding each disbursement partner. We also periodically review credit ratings or, if unavailable, other financial documentation, of both our pay-in payment providers and disbursement partners. We have not experienced significant losses during the periods presented.
Foreign Currency Exchange Rate Risk
Given the nature of our business, we are exposed to foreign exchange rate risk in a number of ways. Our principal exposure to foreign exchange rate risk includes:
•Exposure to foreign currency exchange risk on our cross-border payments if exchange rates fluctuate between initiation of the transaction and transaction disbursement to the recipient. We disburse transactions in multiple foreign currencies, including most notably the Indian rupee, the Mexican peso, and the Philippine peso. In the vast majority of cases, the recipient disbursement occurs within a day of sending, which mitigates foreign currency exchange risk. To enable disbursement in the receive currency, we prefund many disbursement partners one to two business days in advance based on expected send volume. Foreign exchange rate risk due to differences between the timing of transaction initiation and payment varies based on the day of the week and the bank holiday schedule; for example, disbursement prefunding is typically largest before long weekends.
•While the majority of our revenue and expenses are denominated in the U.S. dollar, certain of our international operations are conducted in foreign currencies, a significant portion of which occur in Canada, the United Kingdom, and Europe. Changes in the relative value of the U.S. dollar to other currencies may affect revenue and other operating results as expressed in U.S. dollars.
As of September 30, 2021 and December 31, 2020, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to all other currencies in which our net loss is generated, would have resulted in a decrease or increase to the fair value of our assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $3.6 million and $9.7 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, the impact on December 31, 2020 as shown in this sensitivity analysis is higher than normal, when compared to the prior year, and also as compared to September 30, 2021, as the disbursement prefunding balance on December 31, 2020 was $102.0 million due to the need to fund transactions to be paid out over the upcoming long holiday weekend. Both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of transactions sent through our platform. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. At this time, we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. We may do so in the future, but it is difficult to predict the impact hedging activities would have on our operating results.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, and in consideration of our material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Internal Control Over Financial Reporting
In the course of preparing our financial statements, our management has determined that we have material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses are as follows: we did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (1) program change management controls for certain financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (2) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain financial systems, programs, and data to appropriate Company personnel.
This material weakness contributed to the following material weakness: we did not design and maintain effective controls over segregation of duties of journal entries. More specifically, certain personnel had the ability to prepare and post journal entries without an independent review performed by someone without this ability.
These material weaknesses did not result in a misstatement to our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2021 or to our annual consolidated financial statements for the period ended December 31, 2020. However, each of the material weaknesses described above, individually and aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
As of the date of this Quarterly Report, these remain material weaknesses and we are in the process of remediating these material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions: (1) developing enhanced risk assessment procedures and monitoring controls related to changes in financial systems; (2) implementing comprehensive access control protocols to implement restrictions on user and privileged access to the affected applications; (3) implementing controls to review and monitor user access; and (4) establishing additional controls over the preparation and review of journal entries.
We have concluded that these material weaknesses in our internal control over financial reporting occurred because, prior to the effectiveness of our IPO, we were a private company and did not have the necessary business processes and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Except for the remediation efforts noted above, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, and our final prospectus, or Prospectus, dated September 22, 2021 and filed with the U.S. Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Business and Strategic Risks
If we fail to retain or grow our customer base, number of payment corridors, or scope of send and receive countries, our business and operating results will be harmed.
We must continually retain and grow our base of customers, number of payment corridors and the scope of our global networks to grow our business. Our ability to do so depends on the quality and successful execution of our business strategy, as well as factors outside our control, including the macroeconomic context, geopolitical forces, evolving consumer preferences, and regulatory costs and requirements in key jurisdictions. It also will depend on the quality and speed of competitor innovation and marketing and the reliability and quality of services provided by the third parties that we partner with to provide our integrated service. These areas are all complex and evolving regularly and any significant failure to anticipate and successfully manage these areas in relation to either traditional or emerging developed to developing corridors could significantly impair our ability to retain and grow our base of customers or the scope of our send and receive markets. If we are unable to retain and grow our base of customers or the scope of our send and receive markets, our business and operating results may be harmed.
We partner with third parties to support fulfillment of our service, including risk management, payment processing, customer support, and disbursement, which exposes us to risks outside our direct control.
We partner with a variety of third parties to fulfill our services. For example, we integrate third-party technologies into our proprietary know your customer (“KYC”) and risk management systems and information security program and we also partner with an extensive network of third parties to deliver payment processing for customers and disbursement of funds to recipients. Any failure or disruption to the services provided by these third parties could cause disruption or delay the delivery of our services and negatively impact our customer experience. For example, any natural disaster that affects the ability of our payment processors to process funds could cause delays to our disbursement process and thereby negatively impact our customer experience and cause our express or economy delivery guarantees to fail. Additionally, if a payment processor experiences a service outage or service interruption that results in our being unable to collect funds from customers, our liquidity could be harmed and we may not meet our capital requirements.

Our third-party partners also support our business operations and processes, including customer support services, from their various locations around the world. If such third-party partners choose to cease or otherwise become unable to provide the business process support services for which they are contracted by us, we risk having delays in customer service or other interruptions in our business operations, which can have a detrimental effect on our reputation and ultimately lead to a loss of customers.
In addition, some of these third parties process personally identifiable information and customer payments subject to our security requirements. Any failure of these parties to implement and operate adequate cybersecurity, data privacy, business continuity, fraud controls or other internal controls, or any failure of ours to identify and require remediation of weaknesses in these areas, could result in significant liability or financial loss to our customers and us. We could face regulatory or governmental consequences for any significant failure caused by such partners as well as substantial costs associated with remediation of harm, either due to legal requirements or customer experience management. In many cases, we may elect to correct such errors even where not legally or contractually required to do so in order to retain customer loyalty and maintain our brand.
If we are not able to innovate, improve existing products, and develop new products that achieve market acceptance, our growth, business, operating results, financial condition and future prospects could be materially and adversely affected.
Our solution is a technology-driven platform that relies on innovation to remain competitive. Our process of developing new features and products is complex and relies upon both internally developed and third-party technologies and services, including artificial intelligence (“AI”) and machine learning, and cloud-based technologies. We may not be able to make product or technological improvements as quickly as demanded by our customers, or to market them effectively, which could harm our ability to attract or retain customers. For example, we have recently launched new products such as Passbook and Remitly for Developers, each of which required investments by us, and may continue to require investments. It is possible that these new products may not result in a return of our investment or be profitable, which may have an adverse effect on our business and financial results. Additionally, the majority of our customers access our products through our mobile website and mobile app, and we must ensure that our offerings are optimized for mobile devices and that our mobile apps are interoperable with popular third-party mobile operating systems such as Google Android and Apple iOS. If we are unable to successfully and in a timely fashion innovate and improve our existing products that achieve market acceptance, and continue to deliver a superior customer experience, our growth, business, operating results, financial condition, and future prospects could be materially and adversely affected.
We operate in a highly competitive and evolving market and may be unable to compete successfully against existing and future competitors which employ a variety of existing business models and technologies or new innovations.
The market for remittances is global, highly competitive, and fragmented and includes a mix of traditional and digital players, including traditional banks, digital-first cross-border payment providers, online-only banks, and cryptocurrency providers. Some of the competitors are significantly larger than we are, have longer operating histories, have more scale and name recognition, and more resources to deploy. We also compete against smaller, country-specific companies, banks, and informal person-to-person money transfer service providers that may have more ability to effectively tailor products and services, marketing and regulatory compliance to local preferences and requirements.
For example, some of these competitors may introduce new products or services that render us unable to retain our existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. Our pricing strategy for our cross-border payments may prove to be unappealing to our customers, and our competitors could choose to bundle certain products and services that are competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our revenue, gross profits, and operating results.
In addition, the broader financial services sector is also experiencing rapid evolution in technologies and there has recently been significant advancement in the development of neobanking and the exchange of digital assets, or cryptocurrency, that could materially impact the financial services industry in the future. The advancement in the development of cryptocurrencies has led to new entrants in the market for remittances and financial services more generally, including companies that have traditionally focused on social networks. Although still in early stages, cryptocurrency usage is growing, and, if we are unable to integrate cryptocurrency or other new financial technologies into our services, we may be unable to compete successfully.
Any failure to obtain or maintain necessary money transmission licenses across our global footprint could adversely affect our operations.
The provision of money transfer services is highly regulated, and the requirements vary from jurisdiction to jurisdiction. In the U.S., we are registered as a Money Services Business with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”), and are also licensed to operate as a money transmitter in 48 U.S. states and the District of Columbia.
Outside the U.S., we provide services to our customers in a variety of ways. In several key jurisdictions, we have obtained licenses to operate as a money services business or payment institution, as applicable. In the United Kingdom, we have obtained a payment institution license from the Financial Conduct Authority. In Ireland, we have obtained a payment institution license from the Central Bank of Ireland, and such license is recognized across the European Economic Area. In Singapore, we are licensed by the Monetary Authority of Singapore as a major payment institution. In Canada, we are registered with the Financial Transactions and Reports Analysis Centre of Canada as a money services business. In Australia, we are registered as a remittance service provider. We plan to apply for money transmitter licenses or their equivalents in additional jurisdictions. Additionally, in several foreign jurisdictions, we work with disbursement partners to make funds available to recipients. These may be locally licensed businesses or regulated banks whom we believe to be compliant with local laws. If these disbursement partners fail to comply with local laws, we could be required to seek an alternate solution, which could impact our service and our business.
As a licensed money transmitter, we are subject to net worth requirements, bonding requirements, liquidity requirements, requirements for regulatory approval of controlling stockholders, restrictions on our investment of customer funds, reporting requirements, anti-money laundering compliance requirements, cybersecurity requirements, and monitoring, examination and oversight by state, federal, and international regulatory agencies. If our licenses are not renewed or we are denied licenses in additional states or jurisdictions where we choose to apply for a license, we could be forced to change our business practices or be required to bear substantial cost to comply with the requirements of the additional states or jurisdictions. Further, if we were found by these regulators to be in violation of any applicable banking or money services laws or regulations, we could be subject to fines, penalties, lawsuits, and enforcement actions; additional compliance requirements; increased regulatory scrutiny of our business; restriction of our operations; or damage to our reputation or brand. Regulatory requirements are constantly evolving, and we cannot predict whether we will be able to meet changes to existing regulations or the introduction of new regulations without such compliance harming our business, financial condition, and operating results.
Certain jurisdictions have enacted rules that require licensed money transmitters to establish and maintain transaction monitoring and filtering programs, and cybersecurity programs. Wherever we are subject to these rules, we are required to adopt additional business practices that could also require additional capital expenditures or impact our operating results. If federal, state, or international regulators were to take actions that interfered with our ability to transfer money reliably including if they attempted to seize transaction funds, to limit or prohibit us, our payment processors, or our disbursement partners from transferring money in certain countries, whether by imposing sanctions or otherwise such actions could harm our business. Regulators could also impose other regulatory orders, monetary penalties, or other sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our business and operating results may be materially and adversely affected. We also may not be able to sustain our growth rate in the future.

We have experienced rapid growth in recent periods in both our headcount and transaction volume, both of which place substantial demands on our management and operational resources. We will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures to manage this growth. For example, in the previous three years, our headcount grew from over 750 employees as of the beginning of 2019, to over 1,700 global employees as of September 30, 2021, and we expect our headcount to continue to grow. Additionally, we may not be able to hire new employees quickly enough to meet our needs or we may fail to effectively integrate, develop, and motivate our new employees. If we cannot efficiently and quickly hire and manage our growing number of employees, our employee morale, productivity, and retention could suffer, and our business and operating results could be materially and adversely affected.
Further, as we continue to grow, our business becomes increasingly complex and requires more resources. We have expended and anticipate continuing to expend significant capital expenditures and other resources on expanding our IT infrastructure, streamlining our business and management processes, and other operational areas. Continued growth could strain our existing resources and we could experience operating difficulties in managing our business across numerous jurisdictions. Failure to effectively scale could harm our future success, including our ability to retain and recruit personnel and to effectively focus on our growth strategy.
For example, our controls, policies and procedures, including with respect to accounting, risk management, data privacy, cybersecurity, client on-boarding, transaction monitoring and reliance on manual controls, among other compliance matters, remain under development and may not be consistently applied or fully effective to identify, monitor and manage all risks of our business as we continue to scale rapidly. If we do not inform, train and manage our employees properly, we may fail to comply with applicable laws and regulations, which could lead to adverse regulatory action. Moreover, the process by or speed with which our internal controls and procedures are implemented or adapted to changing regulatory or commercial requirements may be inadequate to ensure full and immediate compliance, leaving us vulnerable to inconsistencies and failures that may have a material adverse effect on our business, results of operations and financial condition. If our controls, policies and procedures are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could materially and adversely affect our business, financial condition and results of operations.
If we or our industry generally are unable to provide a high-quality and secure customer experience in the various locales in which we operate, our brand could suffer reputational damage and our business results could be harmed.
Our business is largely driven by and reliant on customer trust in our handling of money remittances. The pricing and reliability of our service, the security of personally identifiable and other sensitive information of our customers, and a responsive and effective customer support function are each critical elements for the maintenance of this trust. For example, any significant interruption in either our internal or our partners’ risk management, payment processing or disbursement systems could reduce customer confidence in our services. In addition, any breach, or reported breach, of information security policies or legal requirements that result in a compromise of customer data or causes customers to believe their data has been compromised could have a significant negative effect on our business. Legal claims and regulatory enforcement actions could also arise in response to these events, which would further exacerbate erosion of customer trust and potentially result in operating losses and liabilities. If we are unable to maintain affordable pricing, deliver services reliably and securely, or address customer support issues in an effective and timely manner, our reputation and our business and operating results could suffer material harm. In addition, any erosion in confidence in digital financial service providers as a means to transfer money generally could have a similar negative effect on us.
We transfer large sums of customer funds daily, and are subject to the risk of loss due to errors or fraudulent or illegitimate activities of customers or third parties, any of which could result in financial losses or damage to our reputation and trust in our brand, which would harm our business and financial results.
Our business is subject to the risk of financial losses as a result of operational errors, fraudulent activity, employee misconduct, or other similar actions or errors on our platform. We have been in the past, and will continue to be, subject to losses due to software errors in our platform, operational errors by our employees or third-party service providers. For example, incorrect input of payments into a third party processor’s systems has in the past affected the issuance rebates we received from our card services provider, which in turn negatively impacted revenue. In addition, we also are regularly targeted by parties who seek to commit acts of financial fraud, using a variety of techniques, including stolen bank accounts, compromised business email accounts, employee fraud, account takeover, false applications, and check fraud. We are also routinely targeted for illegitimate transactions such as money laundering. These risks are inherently greater for us because our corridors for remittances are generally from developed to developing economies, which have traditionally been highly targeted by bad actors perpetrating fraud or other unwanted activity. The methods used to perpetrate these illegal activities are continually evolving, and we expend considerable resources to monitor and prevent them. Our risk management efforts may not effectively prevent, and we may suffer losses from, these errors and activities and, in some cases, our usual risk allocation agreements and insurance coverages may not be sufficient to cover these losses. We have experienced transaction losses of $7.6 million, or 0.11%, $17.2 million, or 0.14%, and $21.8 million, or 0.15% of total send volume in connection with such errors, fraud, and misconduct in the years ended December 31, 2019 and December 31, 2020 and in the nine month period ended September 30, 2021, respectively. We expect that losses of similar magnitude may occur again in the future. If any of these errors or illegitimate or fraudulent activities are significant, we may be subject to regulatory enforcement actions, suffer significant losses or reputational harm and our business, operating results, and financial condition could be adversely affected.
We have a history of operating losses and there is no assurance that our business will become profitable or that, if we achieve profitability, we will be able to sustain it.
We were incorporated in 2011 and we have experienced net losses since inception. We generated net losses of $13.0 million and $2.4 million for the three months ended September 30, 2021 and 2020, and net losses of $22.2 million and $23.6 million for the nine months ended September 30, 2021 and 2020. While we have experienced significant revenue increases in recent periods, we are not certain whether our customer base will continue to expand to the point where we may achieve profitability. If the assumptions we use to plan our business are incorrect or change, or if we are unable to maintain consistent revenue, it may be difficult to achieve and maintain profitability. Our revenue from any prior quarterly or annual periods should not be relied upon as an indication of our future revenue or revenue growth. We have historically spent, and intend to continue to spend, significant funds to further develop and secure our technology platform, develop new products and functionalities, invest in marketing programs to drive new customer acquisition, expand strategic partner integrations, and support international expansion into new payment corridors. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We will also face increased compliance and security costs associated with growth, the expansion of our customer base and corridors, and being a public company. Our history of net losses has also caused us to at times draw on our then-outstanding revolving lines of credit to satisfy our capital requirements and any inability to maintain or secure financing on satisfactory terms could materially and adversely impact our business. Our financial performance each quarter is also impacted by circumstances beyond our control, such as our ability to retain our customers, ability to efficiently attract new customers, corridor mix, revenue mix and seasonality. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may be adversely affected.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $323.4 million and $176.9 million, and our send volume was $14.5 billion and $8.4 billion, for the nine months ended September 30, 2021 and 2020, respectively. Although a large market share for remittance services remains untapped by us, we have recently experienced significant growth in our revenue and send volume. However, even if our revenue continues to increase, we expect that our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business and the return to work as communities around the world recover from the COVID-19 pandemic. Overall growth of our revenue depends on a number of factors, including our ability to:

•maintain the rates at which customers transact on our platform;
•attract new customers;
•expand the functionality and scope of the products we offer on our platform;
•price our services competitively;
•maintain high quality, highly available products;
•maintain trust with our customers;
•maintain send volume;
•provide our customers with high-quality customer support that meets their needs;
•introduce our services in new payment corridors and markets, including maintaining existing and obtaining new money transmitter licenses;
•localize our services;
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and
•increase awareness of our brand and successfully compete with other companies.
We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. Additionally if we fail to address the risks and difficulties that we face, including those associated with the factors listed above as well as those described elsewhere in this “Risk Factors” section, our growth rate will be adversely affected. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue or payment growth.
We expect our revenue mix to vary over time, which could affect our gross margin and results of operations.
We expect our revenue mix to vary over time, particularly if our recently introduced products grow to represent a larger portion of our revenue. Shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. Further, our results of operations could be affected by changes in revenue mix and costs, together with numerous other factors, including, but not limited to, fluctuations in the demand for our services, the pricing of our services and our corridor mix. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our results of operations. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period.
Intellectual Property, Technology, Privacy and Security Risks
Cyberattacks or data security breaches could result in serious harm to our business, reputation and financial condition.
As our business continues to rapidly grow, so does the scope of risk associated with cyberattacks and data or other information security breaches. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, cyber extortion, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our IT and infrastructure and those of third parties with whom we partner could compromise the confidentiality, availability, and integrity of the data in our systems. We have experienced from time to time, and may experience in the future, breaches of our systems due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities.

In particular, because we rely on third-party technology providers in our business, we rely on the cybersecurity practices and policies adopted by these third parties. Our ability to monitor our third-party technology providers’ cybersecurity practices is limited. Our disbursement partners and other third parties who have access to our data also may experience these types of events, and we experience additional exposure to these risks through these partners. If bad actors gain improper access to our systems or databases or those of our disbursement partners and other third parties who have access to our data, they may be able to steal, publish, delete, copy, unlawfully, or fraudulently use or modify data, including personal information. A security breach could result in monetary and other losses for us or our customers, identify theft for our customers, our inability to expand our business, additional scrutiny and restrictions and fines or penalties from regulatory or governmental authorities, loss of customers and customer confidence in our services, exposure to civil litigation, a breach of our contracts with lenders or other third parties, liquidity risks or a negative impact on our relationships with our financial services providers, including payment processors, disbursement partners, and other third parties, all which could harm our business, financial condition, and operating results. Also, our reputation could suffer irreparable harm, causing our current and prospective clients to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs, investigating and remediating any information security vulnerabilities, complying with data breach notification obligations, and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and materially and adversely affect our business, financial condition, and operating results. While we maintain insurance policies, our coverage may be insufficient to compensate us for all losses caused by security breaches, and any such security breaches may result in increased costs for such insurance. We also cannot ensure that our existing cybersecurity insurance coverage will continue to be available on acceptable terms or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition, and operating results.
In addition, the trend towards working from home and using private residential networks to access the internet, which has arisen in response to the COVID-19 pandemic and other global economic and labor market conditions, may further exacerbate risks associated with cyberattacks and data security breaches, because we cannot guarantee these private work environments have the same robust security measures deployed in our physical offices.
For additional information, see the section titled “Risk Factors—Our business is subject to the risks of earthquakes, fires, floods, public health crises, pandemics, and other natural catastrophic events, and to interruption by man-made problems such as cyber-attacks, internal or third-party system failures, political unrest, market or currency disruptions, and terrorism, which could result in system and process failures and interruptions which could harm our business.”
We are subject to privacy laws across multiple jurisdictions which are highly complex, overlapping and frequently changing and create compliance challenges that may expose us to substantial costs, liabilities or loss of customer trust. Our actual or perceived failure to comply with these laws could harm our business.
The legal and regulatory environment relating to “privacy and data protection laws” (as discussed in the Final Prospectus under “Business—Regulatory Environment”) continues to develop and evolve in ways we cannot predict, including with respect to technologies such as cloud computing, AI, cryptocurrency, and blockchain technology. We have internal and publicly posted policies regarding our collection, processing, use, disclosure, and security of information. Although we endeavor to comply with our policies and documentation, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy policy and other documentation that provide promises and assurances about data privacy and security can subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, financial condition and results of operations. Any failure, or perceived failure, by us to comply with our privacy or cybersecurity policies as communicated to users or with privacy and data protection laws could result in proceedings or actions against us by data protection authorities, government entities, or others. Such proceedings or actions could subject us to significant fines, penalties, judgments, and negative publicity which may require us to change our business practices, increase the costs and complexity of compliance, and materially harm our business.

In addition, compliance with inconsistent privacy and cybersecurity laws may restrict our ability to provide products and services to our customers. For additional discussion about the regulatory environment that we operate in, please see our Final Prospectus under the section titled “Business—Regulatory Environment”.
Any security or privacy breach of our system could breach our agreements with significant partners that we use to deliver our services and expose us to significant loss.
Our agreements with third parties, including without limitation those with payment processors, credit card and debit card issuers and bank partners, include mutual contractual commitments on information security and data privacy compliance. If we experience an incident that creates a breach of such contractual commitments, we could be exposed to significant liability or cancellation of service under these agreements. The damages payable to the counterparty as well as the impact to our service could be substantial and create substantial costs and loss of business. For example, if we experience any information security or data privacy breach with respect to credit card or debit card information that we store, we could be liable to the issuing banks for their cost of issuing new cards and related expenses. In addition, a significant breach could result in our being prohibited from processing transactions for any of the relevant network organizations, such as Visa or MasterCard, which would harm our business.
Any significant interruption or failure of our system availability, including failure to successfully implement upgrades or new technologies to our mobile app or website, could adversely affect our business, financial, and operating results.
The efficient and uninterrupted operation of technologies that we use to deliver our services is important for the customer experience. This includes maintaining ready customer access and acceptable load times for our services at all times. Our systems and operations and those of third-party partners have experienced and may experience in the future interruptions or degradation of service availability due to a variety of events including distributed denial-of-service and other cyberattacks, insider threats, hardware and software defects or malfunctions, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including pandemics), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. To the extent we cannot effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology platform to maintain sufficient system availability, new or existing customers may seek other services and may not return to our services as often in the future, or at all. If our service is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may lose trust in our service or determine that our services are unreliable or too slow to meet their needs. This would harm our ability to attract customers and could decrease the frequency with which they use our website and mobile solutions. As a result, our business, financial results and operating results may be harmed.
In addition, our platform is currently vulnerable to downtime should a major disaster or other event affect the west coast of the United States, where our cloud services provider is based, and our physical system architecture resides. While we have backups for these systems, our platform would be unavailable for some time were our normal systems to go down. Further, some of our systems are not fully redundant, and our disaster recovery program has not been fully tested and may not be sufficient for all eventualities.
Public scrutiny of internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current services to our customers, thereby harming our business.
The regulatory framework for privacy and security issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, processing, use, storage, transmission, disclosure, and security of personal information by companies operating over the internet have recently come under increased public scrutiny. Due to the amount of personal information we process and handle as a part of our business, currently applicable laws and the implementation of new laws or amendments have a substantial impact on our operations both outside and in the United States, either directly as a data controller or indirectly through our partnerships and service providers. State, federal and foreign lawmakers and regulatory authorities have increased their attention on the collection and use of consumer data. In addition, many jurisdictions in which we operate have or are developing laws that protect the privacy and security of sensitive and personal information, including, but not limited to, the Gramm-Leach-Bliley Act (“GLBA”), the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act of 2020 (“CPRA”), the United Kingdom’s Data Protection Act 2018 (the “Data Protection Act”), and the European General Data Protection Regulation (“GDPR”).
In addition, we rely on the standard contractual clauses (as promulgated and recently substantially revised by the European Commission) for intercompany data transfers from the European Union to the United States. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. For additional discussion about the cybersecurity and privacy regulatory environment that we operate in, see the section in our Final Prospectus titled “Business—Privacy and Cybersecurity”.
The various privacy and cybersecurity laws and regulations with which we must comply are complex and evolving. Compliance with such laws and regulations require we expend significant resources, and we cannot guarantee that we will be able to successfully comply with all such privacy and cybersecurity laws and regulations, especially where they do or may in the future conflict with one another, nor can we predict the extent to which such new and evolving regulatory and legal requirements will impact our business strategies and the cost or availability of previously useful data, increase our potential liability, increase our compliance costs, require changes in business practices and policies, or otherwise adversely affect our business. Furthermore, any data breach or a failure by us to comply with the cybersecurity and privacy regulations and laws which we are subject to could result in penalties and fines, or in civil litigation against us, which could have a material adverse effect on our business, including on how we use personal data, on our financial condition, and our operating results.
We believe our policies and practices comply with applicable privacy guidelines and other applicable laws and regulations under which we are regulated. However, if our belief proves incorrect, if there are changes to the guidelines, laws, or regulations, or their interpretation, or if new regulations are enacted that are inconsistent with our current business practices, our business could be harmed. We may be required to change our business practices, services, or privacy policy, reconsider any plans to expand internationally, or obtain additional consents from our customers before collecting or using their information, among other changes. Changes like these could increase our operating costs and potentially make it more difficult for customers to use our services, resulting in less revenue or slower growth.
If we are unable to adequately protect or enforce our intellectual property rights, our business, prospects, financial condition, and operating results could be harmed.
The Remitly brand and the trademarks, service marks, trade names, copyrights, domain names, trade dress, patents and trade secrets, and other intellectual property and proprietary rights (collectively, “IP Rights”) that support that brand are important to our business. We rely on, and expect to continue to rely on, a combination of intellectual property laws, as well as confidentiality, invention assignment, and license agreements with our employees, contractors, consultants, and other third parties with whom we work, to establish and protect our brand, proprietary technology, and other IP Rights. However, effective protection of our IP Rights may not be available in every jurisdiction in which we offer our services and, where such laws are available, our efforts to protect such rights may not be sufficient or effective and such rights may be found invalid or unenforceable or narrowed in scope. If we are unable to prevent third parties from using or offering technologies or services that infringe on, misappropriate or otherwise violate our IP Rights, our business results could be adversely affected.
In addition, effective protection of our IP Rights is expensive to maintain. We have in the past and may in the future bring claims against third parties alleging infringement, misappropriation, or other violation of our IP Rights. Our efforts to enforce our IP Rights may be met with defenses, counterclaims, and countersuits attacking the ownership, scope, validity and enforceability of such rights. The outcome in any such lawsuits are unpredictable. Even if resolved in our favor, such lawsuits may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Moreover, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing or any inability to enforce or otherwise defend our IP Rights could have a material adverse effect on our competitive position, business, financial condition, and results of operations.
For example, we have registered domain names for our website that we use in our business, such as www.remitly.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our services under a new domain name, which could diminish our brand or cause us to incur significant expenses to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.
We pursue registration of trademarks and service marks in the United States and in certain, but not all, current or potential jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. We rely on common law (unregistered) trademark rights in certain jurisdictions where possible, but many countries do not recognize common law rights. Even if we apply to register our trademarks, our trademark applications may not be granted. Additionally, rights in common law trademarks are not always entitled to the same protections as registered trademarks, and are generally limited to the geographic region in which the trademark is used. We have relied on, and may in the future rely on, the well-known status of the REMITLY trademark in opposition or cancellation actions against potentially conflicting marks in jurisdictions where we do not own registrations, but we may be unable to protect our trademark and service mark rights, and third parties have in the past, and may again in the future, file or acquire trademarks and/or service marks that are similar to, infringe upon, dilute or diminish the value of our IP Rights. Opposition or cancellation proceedings may in the future be filed against our trademark and service mark applications and registrations, and our trademarks and service marks may not survive such proceedings. If third parties register or develop common law rights which adversely affect our brand or IP Rights and we are unable to successfully challenge such third-party rights, we may not be able to use our trademarks and service marks to further develop brand recognition.
We also rely on our proprietary technology and trade secrets. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer, independently develop, or otherwise obtain and use them. The contractual provisions that we enter into with employees, consultants, disbursement partners, vendors, and customers may not prevent unauthorized use or disclosure of our proprietary technology or trade secrets and may not provide an adequate remedy in the event of such unauthorized use or disclosure. We also cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology or that our invention assignment agreements will be effective. Moreover, policing unauthorized use of our technologies, services, and intellectual property is difficult, expensive, and time consuming, particularly in international countries where the laws and enforcement of said laws may not effectively protect our IP Rights. In addition, we may be unable to determine the extent of any unauthorized use or infringement, misappropriation, or other violation of our services, technologies, or IP Rights. Any failure to adequately protect or enforce our IP Rights, or significant costs incurred in doing so, could materially harm our business, prospects, financial condition and operating results.
We also license certain third-party intellectual property that is important to our business, including technologies, data, content and software from third parties, and in the future we may license additional valuable third-party intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license, which would cause us to lose valuable rights, and could prevent us from selling our services, or inhibit our ability to commercialize current or future services.
Assertions by third parties of infringement, misappropriation, or other violations by us of their intellectual property or other proprietary rights could result in significant costs and substantially harm our business and operating results.
Intellectual property disputes are common in the payments and digital financial services industries. We may become involved in lawsuits to protect or enforce our intellectual property rights, and we may be subject to claims by third parties that we have infringed, misappropriated or otherwise violated their intellectual property. Some companies in the digital financial services industry, including some of our competitors, own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims against us. Third parties have asserted and may in the future assert claims of infringement, misappropriation, or other violations of intellectual property rights against us. As the number of services and competitors in our market increases and overlaps occur, claims of infringement, misappropriation, and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation, or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management. In addition, an adverse outcome of a dispute may require us to pay substantial damages; cease making, licensing, or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or intellectual property rights; and indemnify our disbursement partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could harm our business, financial condition, and operating results.
Our use of open source and third-party technology could impose limitations on our ability to offer our services to customers.
We use open source software in our services and expect to continue to use open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. Although we monitor our use of open source software to avoid subjecting our services to conditions we do not intend, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Additionally, we could face claims from third parties seeking to enforce the terms of the applicable open source license. In such an event, we could be required to seek licenses from third parties to continue offering our services, to make our proprietary code generally available in source code form, to re-engineer our services, or to discontinue our services if re-engineering could not be accomplished on a timely basis, any of which could harm our business, financial condition, and operating results. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide our services. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could materially and adversely affect our business, financial condition and results of operations.
If we do not or cannot maintain the compatibility of our platform with the most popular mobile devices, desktop browsers, and tablet devices, our revenue and growth prospects may decline.
Our customers access our product offerings increasingly through mobile phones and also through the use of various other hardware devices and software programs. If any of the software providers change the features of their application programming interfaces (“APIs”), discontinue their support of such APIs, restrict our access to their APIs, or alter the terms governing their use in a manner that is adverse to our business, we will not be able to provide synchronization capabilities, which could significantly diminish the value of our platform and harm our business, operating results, and financial condition.
The functionality and popularity of our platform depends, in part, on our ability to integrate our platform with the offerings of our strategic partners. Critically, our financial institution strategic partners must be able to integrate our platform into their existing offerings. These strategic partners periodically update and change their systems, and although we have been able to adapt our platform to their evolving needs in the past, there can be no guarantee that we will be able to do so in the future. While we have multiple API integrations and partner redundancies built into our platform, if we are unable to adapt to the needs of our strategic partners’ platforms, our remittance transaction process may be interrupted or delayed, and our strategic partners may terminate their agreements with us, leading to a loss of access to large numbers of customers at the same time and consequent negative impact on our growth and customer retention.
We may not be able to enforce our intellectual property rights throughout the world.
We may be required to protect our proprietary technology in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location due to costs, complexities or other reasons. Filing, prosecuting, maintaining, defending, and enforcing intellectual property rights on our products, services, and technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Competitors may use our technologies in jurisdictions where we have not obtained intellectual property rights to develop their own products and services and, further, may export otherwise infringing, misappropriating or violating products and services to territories where we have intellectual property protection but enforcement is not as strong as that in the U.S. These products and services may compete with our products and services, and our intellectual property rights may not be effective or sufficient to prevent them from competing.
In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as U.S. laws, and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the United States. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of intellectual property protection. This could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by U.S. courts and foreign countries may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of intellectual property rights. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, and results of operations.
Legal and Compliance Risks
Failure to comply with sanctions laws, anti-terrorist financing laws, anti-money laundering laws, and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We have implemented policies and procedures designed to allow us to comply with anti-money laundering laws and economic sanctions laws and prevent our platform from being used to facilitate business in countries or with persons or entities designated on lists promulgated by OFAC and equivalent international authorities. We may utilize the services of vendors, such as screening tools, in implementing such policies and procedures. In the event that we or any of our users engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates anti-money laundering or sanctions laws, or otherwise constitutes activity that is prohibited by such laws, including through the fault of any vendor, we may be subject to fines, penalties, lawsuits, and enforcement actions; additional compliance requirements; increased regulatory scrutiny of our business; restriction of our operations; or damage to our reputation or brand.
Law enforcement and regulators continue to scrutinize compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our customers or monitor our platform for potential illegal activity. In addition, any policies and procedures that we implement to comply with sanctions laws may not be effective, including in preventing customers from using our services with sanctioned persons or jurisdictions subject to comprehensive sanctions, including Cuba, North Korea,

Syria, Iran, and the Crimea region of Ukraine. Given the technical limitations in developing controls to prevent, among other things, the ability of customers to publish on our platform false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a jurisdiction subject to comprehensive sanctions or an embargo by the United States, and such services may not be in compliance with the economic sanctions regulations administered by OFAC.
Consequences for failing to comply with applicable rules and regulations could include fines, criminal and civil lawsuits, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us, our customers, vendors, or our payment or disbursement partners with respect to applicable laws, rules, and regulations could have a significant impact on our reputation and could cause us to lose existing customers, prevent us from obtaining new customers, cause other payment or disbursement partners to terminate or not renew their agreements with us, require us to expend significant funds to remedy problems caused by violations and to avert further violations, adversely affect our relationship with our partner banks and other commercial counterparties and expose us to legal risk and potential liability, all of which may adversely affect our business, operating results, and financial condition and may cause the price of our common stock to decline.
Use of our platform for illegal or fraudulent activities could harm our business, reputation, financial condition, and operating results.
Our platform is susceptible to illegal, improper or fraudulent uses, including money laundering, terrorist financing, sanctions evasion, bank fraud, payments involving child pornography or human trafficking, and the facilitation of other illegal, improper or fraudulent activity. The digital financial services industry is under increasing scrutiny from federal, state, and international regulators in connection with the potential for such illegal, improper or fraudulent activities. In addition, our remittance service facilitates payments to jurisdictions which may in some cases have higher levels of illegal, improper payments. For example, the United States to Colombia and United States to Nigeria payment corridors have historically been characterized by a high volume of fraudulent payments and are thus particularly high-risk. Our payment system has been utilized for illegal, improper and fraudulent uses in the past and we cannot guarantee that our policies, procedures and internal controls, or insurance, would adequately protect our business, maintain our continued ability to operate in the jurisdictions that we serve, or our reputation, especially if such illegal, improper or fraudulent activities were discovered to have taken place on our platform in the future. Our fraud loss expenses may increase if our fraud systems lose effectiveness or if new methods or schemes are developed to defraud us. Since the methods and schemes utilized by perpetrators of fraud are constantly evolving or, in some cases, not immediately detectable, we cannot assure you that our policies, procedures and controls for managing fraud will be effective over time or of our ability to update these measures to address emerging fraud risks. In addition, if illicit or fraudulent activity levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage to us. This, in turn, could lead to government enforcement actions and investigations, a suspension or termination of our operating licenses, a reduction in the use and acceptance of our services, or an increase in our compliance costs, any of which may harm our business, financial condition, and operating results.
On the other hand, if the measures we have taken to detect illegal, improper or fraudulent activities are too restrictive and/or inadvertently prevent or delay proper transactions, this could result in suspension of legitimate customer activity on our payment system, deter new and existing customers or otherwise diminish our customer experience, any of which could harm our business.
Our platform is susceptible to fraud, and our business, reputation, financial condition and operating results could be harmed as a result.
We offer our customers the ability to fund transactions utilizing their credit card or debit card. We also offer alternative payment methods. Because these are card-not-present/online transactions, they involve a greater risk of fraud. We also release a small percentage of funded transactions for disbursement prior to our receiving funds from our customers, which exposes us to repayment risk in the event that these customers have insufficient funds in their bank account. Additionally, we carry chargeback liability for a large portion of disputed card payment transactions.

If we are unable to effectively manage our payment and fraud risks, we may be placed on fraud monitoring programs put in place by various payment scheme networks, banking partners, and our business and financial results may be harmed.
Governments and regulators have been and will continue to be pressured to adopt greater protections for consumers which could require us to change our business model and harm our financial and operating results.
Globally, governmental agencies have been under increasing pressure to implement greater protections for consumers, which could result in enhanced requirements and obligations for services providers like us. The Consumer Financial Protection Bureau (“CFPB”) and similar regulatory agencies in other jurisdictions we serve have broad consumer protection mandates that could result in the promulgation and interpretation of rules and regulations that may affect our business. The CFPB’s Remittance Rule, for example, establishes threshold requirements for all money remittances involving U.S. participants, including, among other things, disclosure requirements regarding certain transaction details, receipts, refunds within statutory periods and error resolution. If we were found to be in violation of any of these regulations, our business or reputation could be harmed and we could face penalties and enforcement action by the CFPB.
In addition, the CFPB administers other regulations and may adopt new regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or alter past regulatory guidance, could increase our compliance costs and litigation exposure. These regulations, changes to these regulations, and other potential changes under CFPB regulations could harm our business, financial condition, and operating results and force us to change the way we operate our business. Finally, as a larger participant in the market for international money transfers, we are subject to the CFPB’s direct supervisory and examination authority. Any weaknesses in our compliance management system or Remittance Rule program may also subject us to penalties or enforcement action by the CFPB. If the CFPB or other similar regulatory bodies adopt, or customer advocacy groups are able to generate widespread support for, positions that are detrimental to our business, then our business, financial condition, and operating results could be harmed.
Our business is subject to a variety of U.S. and international laws and regulations, many of which are unsettled and still developing, and many of which may contradict one another due to conflicting regulatory goals. Failure to comply with these laws could subject us to regulatory action, claims or otherwise harm our business.
Our service is subject to a variety of laws and regulations worldwide, primarily from our key send jurisdictions in the United States, Canada, the EEA, the United Kingdom, Australia, and Singapore. We also work with disbursement partners in various receive jurisdictions, including Nigeria and India, whom we believe are complying with local laws and regulations. We rely on such disbursement partners to conduct our business and such disbursement partners could fail or be unable to satisfy their obligations to us. This could lead to our inability to access funds and/or credit losses for us and could adversely impact our ability to conduct our business.
From time to time, additional regulatory agencies may also attempt to assert jurisdiction over our international business activities. These laws are complex, extensive, and continuously evolving and developing, including laws regarding money laundering, terrorist financing, fraud, data use and retention, theft and misappropriation, cybersecurity, privacy, anti-spam, consumer disclosure and protection, advertising and marketing, payment processing, money transmission, financial services, currency controls, and escheatment. These requirements vary from jurisdiction to jurisdiction and are subject to continued interpretation by regulatory bodies, judicial branches, and enforcement agencies in each such jurisdiction. These changes can happen quickly and with little notice and, in addition, the scope and interpretation of these laws is often uncertain and may be conflicting. We or our disbursement partners are subject to reporting, recordkeeping, and anti-money laundering provisions of the laws of each of the jurisdictions in which we do business. In the United States, for example, the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (the “BSA”), and its implementing regulations, subjects our business to regulatory oversight by the Financial Crimes Enforcement Network and state regulators. We have implemented an anti-money laundering compliance program, including transaction monitoring procedures, to identify and address, among other things, use of our platform by prospective or existing customers that appears to constitute money laundering or other illegal activity. The BSA, among other laws and regulatory requirements, requires businesses such as ours to develop and implement a risk-based compliance program designed to prevent and identify money laundering schemes, report large cash transactions and suspicious activity, and maintain records, such as records about customers who use our services and other transaction records. Regulatory agencies continue to scrutinize compliance with these obligations, which may require us to revise or expand our compliance program, including the procedures we use to verify the identity of our customers or monitor international and domestic transactions. In addition, existing laws and regulatory requirements may change and become more stringent, such as requiring us to maintain records on a larger number of transactions or verify the identity of our customers in a prescriptive way, which could result in greater costs for compliance.
Similarly, in the European Union, we operate through our Irish subsidiary, which is licensed under the EU Payment Services Directive (“PSD”) Under the PSD, as amended by a revised Payment Services Directive known as PSD2, and the 4th and 5th Anti-Money Laundering Directive in the EU, our EU operating company has increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, agent oversight and monitoring requirements, as well as broader supervision by EU member states. Additionally, the financial penalties associated with the failure to comply with anti-money laundering laws have increased in recent regulation, including the 4th Anti-Money Laundering Directive in the EU. Legislation that has been enacted or proposed in other jurisdictions could have similar effects. These laws and other similar legislation enacted or proposed in the United States and other countries have increased and will continue to increase our costs, and in the event that we or our agents are unable to comply, could harm our business, financial condition, results of operations, and cash flows.
We are also required to comply with all economic sanctions imposed by the United States, which are overseen by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), and by those imposed in the international jurisdictions in which we operate, including the European Union and the United Kingdom. Moreover, we are also subject to the Foreign Corrupt Practices Act, (“FCPA”) in the United States and similar laws in other countries that generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business.
Although we maintain policies and procedures that are designed to comply with these laws, any real or perceived failure to comply with them, and any future laws and regulations, could result in fines, sanctions, penalties, litigation, enforcement orders, loss of customer confidence, or other harmful consequences, or adversely affect our relationship with our customers, partner banks and other commercial counterparties, any of which could harm our business, financial condition, and operating results. In addition, governmental agencies both in the United States and worldwide may impose new or additional rules on money transfers affecting us, our agents, partner banks or commercial counterparties, including regulations that:
•prohibit, restrict, and/or impose taxes or fees on remittance transactions in, to, or from certain countries or with certain governments, individuals, and entities;
•impose additional customer identification and customer, agent, subagent due diligence, and vendor management requirements;
•impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;
•limit the types of entities capable of providing remittance services, impose additional licensing or registration requirements on us, our agents, or their subagents, or impose additional requirements on us with regard to selection or oversight of our agents or their subagents;
•impose minimum capital or other financial requirements on us or our agents and their subagents;
•limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;
•require enhanced disclosures to our customers;
•require the principal amount of money originated in a country to be invested in that country or held in a trust until they are paid;

•limit the number or principal amount of remittances, which may be sent to or from a jurisdiction, whether by an individual, through one agent, or in aggregate;
•impose more stringent information technology, cybersecurity, data, and operational security requirements on us or our agents and their subagents, including relating to data transfers and the use of cloud infrastructure;
•impose additional risk management and related governance and oversight requirements, including relating to the outsources of services to other group companies or to third parties; and
•prohibit or limit exclusive arrangements with our agents and subagents.
For example, the Central Bank of Nigeria recently imposed currency controls that limit repatriation of funds with immediate effect, which required money transmission businesses, including us, to make substantial adjustments to payments processes that serve Nigerian consumers. While we believe that we are compliant with our regulatory responsibilities, the legal, political, and business environments in these areas are routinely changing, and subsequent legislation, regulation, litigation, court rulings, or other events could expose us to increased liability, increased operating and compliance costs to implement new measures to reduce our exposure to this liability, and reputational damage. The risk of non-compliance is exacerbated when we introduce new products or services that subject us to new laws and regulations. In addition, as we expand and localize our international activities, we may become increasingly obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate remittances to a growing number of countries, one or more jurisdictions may claim that we are required to comply with their laws. Local regulators may use their power to slow or halt payments to our customers in those jurisdictions. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs and involve considerable delay in the provision or development of our services in a given market, or could require significant and costly operational changes or prevent us from providing any services in a given market. Additionally, external factors such as economic or political instability, or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from disbursement partners or to recoup funds that have been advanced to disbursement partners, and as a result could adversely affect our business, financial condition, results of operations, and cash flows. In addition, the general state of telecommunications and infrastructure in some developing countries, including countries where we have a large number of transactions, creates operational risks for us and our disbursement partners.
Governments may decide to impose restrictions or levy new taxes on money transfers or other digital financial services provided by us, which would harm our financial results and our business.
Our business could be harmed if a local, state, federal, or international government were to levy taxes on money transfers, as has been proposed in the past. Budget shortfalls in the United States and many jurisdictions could lead other states and jurisdictions to impose similar fees and taxes, as well as increase unclaimed property obligations. Such fees or taxes, and any related regulatory initiatives, may be implemented in a manner that conflicts with other laws to which we are bound or in a manner with which we are unable to comply, and noncompliance could harm our business. It is possible that governments of one or more countries may seek to censor content available on our website and mobile solutions or may even attempt to completely block access to our website or mobile solutions. Adverse legal or regulatory developments could harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be harmed and we may not be able to maintain or grow our revenue as anticipated.
We are subject to anti-corruption laws and regulations, and failure to comply with such laws could harm our business.
We are subject to the FCPA, the U.S. Travel Act, and the U.K. Bribery Act 2010, and may be subject to other anti-bribery laws in countries in which we conduct activities or have customers. We face significant risks if we cannot comply with the FCPA and other anti-corruption laws that prohibit companies and their agents and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, or private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. We have implemented an anti-corruption compliance policy, but we cannot ensure that all of our employees, customers, and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.
Any violation of the FCPA, other applicable anti-corruption laws, and other similar laws could result in investigations and actions by federal or state attorneys general or foreign regulators, loss of export privileges, severe criminal or civil fines and penalties or other sanctions, forfeiture of significant assets, whistleblower complaints, and adverse media coverage, which could have an adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We are subject to regulations that limit the use of customer funds that we hold at any particular point in time and thus subject to additional regulatory requirements that could have a material adverse impact on our business, financial condition, operating results, and cash flows.
Our regulators expect us to possess sufficient financial soundness and strength to adequately support our business. Licensing requirements generally include minimum net worth requirements, provision of surety bonds, compliance with limitations on receivables from our affiliates or third parties and the maintenance of reserves in an amount equivalent to outstanding payment obligations, as defined by our various regulators. Also, our regulators specify the amount and composition of eligible assets that we or certain of our regulated subsidiaries must hold to satisfy outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as permissible investments or require our regulated subsidiaries to maintain higher levels of eligible assets. Any change or increase in these regulatory requirements could have a material adverse effect on our business, financial condition, and operating results.
Failure to comply with global and evolving marketing laws could subject us to claims or otherwise harm our business.
Our marketing practices rely upon a wide range of referral programs, exchange rate and fee-based promotions, e-mail and social media marketing and direct marketing practices, among other tactics. These marketing practices are subject to a variety of advertising and consumer protection laws and regulatory oversight both in the United States and in Canada, the EEA, the United Kingdom, Australia, Singapore and the other jurisdictions in which we do business. In the United States, some examples of applicable legislation includes the CAN-SPAM Act of 2003, the U.S. Federal Trade Commission guidelines with respect to misleading or deceptive advertising or marketing practices; the Telephone Consumer Protection Act of 1991 (the “TCPA”), state banking laws that prohibit non-banks, including licensed money transmitters, from holding themselves out as banks or providing banking services; and the California Consumer Privacy Act (the “CCPA”), and, the CPRA, which expands upon the CCPA.
These laws are continuously evolving and developing in light of technological change and regulatory objectives. These laws are overseen by regulators at the national and state level and, in some cases, carry private rights of action that may expose us to class-action and private litigation risk. We are, and, from time to time, we may become, subject to various legal proceedings and regulatory investigation matters and enforcement activities in connection with these laws and regulations. We intend to cooperate fully with such investigations. We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. We believe that our policies and practices comply with applicable marketing and consumer protection laws and regulations. However, if our belief proves incorrect, if there are changes to the guidelines, laws, regulations, or their interpretation, or if new regulations are enacted that are inconsistent with our current marketing practices or customer experience, our business could be harmed or our relationship with our partner banks and other commercial counterparties, could be adversely affected.
Use of social media, endorsers, emails, and text messages may adversely impact our reputation or subject us to fines or other penalties.

We use social media, emails, and text messages as part of our approach to marketing. As social media rules and policies, and laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable rules, policies, laws, and regulations in the use of these channels could adversely affect our reputation or subject us to fines, contractual damages, or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement, misappropriation, or other violation of intellectual property and other proprietary rights, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, customers, or others. Any such inappropriate use of social media, emails, and text messages could also cause reputational damage.
Our customers may engage with us online through our social media platforms, including Facebook, Instagram, and Twitter, by providing feedback and public commentary about all aspects of our business. Information concerning us, whether accurate or not, may be posted on social media platforms at any time and may have a disproportionately adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, operating results, financial condition, and prospects.
If our disbursement partners fail to comply with applicable laws, it could harm our business.
Our services are regulated by state, federal, and international governments. Many of our disbursement partners are banks and are heavily regulated by their home jurisdictions. Our non-bank disbursement partners are also subject to various regulations, including money transfer regulations. We require regulatory compliance as a condition to our continued relationship with our partners, perform due diligence on them, and monitor them periodically with the goal of meeting regulatory expectations. However, there are limits to the extent to which we can monitor their regulatory compliance. Any determination that our disbursement partners or the sub-disbursement partners of our aggregator disbursement partners have violated laws and regulations could damage our reputation and customer trust in our brand and services, and may ultimately lead to regulatory action against us by our regulators. It is possible that in some cases we could be liable for the failure of our disbursement partners to comply with laws or regulations or to operate with sufficient oversight over their disbursement networks, which also could harm our business, financial condition, and operating results.
In addition, foreign exchange rates could become regulated or foreign exchange purchases could become taxed by the governments in countries in which we do business, and such governments could implement new laws or regulations that affect our right to set foreign exchange spreads. Such regulations could harm our business.
From time to time, we may be subject to legal proceedings, disciplinary actions, regulatory disputes, and governmental investigations that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.
From time to time, we may be subject to claims, lawsuits (including class actions), government investigations, disciplinary actions, administrative proceedings, arbitrations, and other proceedings involving competition and antitrust, intellectual property, privacy, cybersecurity, consumer protection, regulatory compliance, securities, tax, labor and employment, commercial disputes, money transmission, and other matters that could adversely affect our business operations and financial condition. The outcome of any legal or administrative proceeding, regardless of its merits, is inherently uncertain. Regardless of the merits, pending or future legal or administrative proceedings could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties to protect our rights. If we do not prevail in litigation, we could incur substantial liabilities. We may also determine in certain instances that a settlement may be a more cost-effective and efficient resolution for a dispute.
Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, administrative and regulatory proceedings, the amount of our estimates could be wrong as determining reserves for pending legal administrative, and regulatory proceedings is a complex, fact-intensive process that is subject to judgment calls. The results of legal, administrative, and regulatory proceedings cannot be predicted with certainty and determining reserves for pending litigation and other legal, administrative, and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business. Any adverse determination related to legal, administrative, or regulatory proceedings or a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain products or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
Any future litigation against us could be costly and time-consuming to defend.
In addition to intellectual property litigation, we have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or claims for reimbursement following theft or misappropriation of customer data. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. In addition, we expect the costs of insurance to increase generally over time, which may have an impact on our financial results. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our common stock.
Operational Risks
We are exposed to the risk of loss or insolvency if our disbursement partners fail to disburse funds according to our instructions or were to become insolvent unexpectedly or funds are disbursed before customer funds are guaranteed to be sufficient .
We are exposed to the risk of loss in the event our disbursement partners fail to disburse funds to recipients according to our instructions. Such reasons could include mistakes by our disbursement partners in processing payment instructions or failing to correctly classify and process error categories, or negligence, insolvency, or fraud by our disbursement partners. One or more of our disbursement partners could elect to temporarily withhold money from customers, which would cause delays in any transfers reaching their ultimate destination. Were such delays to occur, this would cause a loss of trust in the ability of our service to meet the timeline that we set for ourselves and provide our customers. Were customers to lose trust in our ability to deliver our services in a timely and professional manner, our business and financial results could be harmed. We are also subject to risk of loss if funds are disbursed before customer funds are guaranteed to be sufficient, which could also harm our business and financial results.
If there is any material change of service terms or loss of coverage in our payment processors and disbursement network, our business could be harmed.
Our third-party payment processors and disbursement partners are critical components of our business. We partner with payment processors in our send jurisdictions to provide clearing, processing, and settlement functions for the funding of all of our transactions. We also partner with disbursement partners in our receiving jurisdictions to disburse funds to recipients via cash pick-up or delivery, bank deposit, or mobile wallet. For payments processing, the terms of service are governed under applicable payment network rules that are determined by the processor and generally are not subject to negotiation. We may be forced to cease doing business with a payment processor if its rules and certification requirements governing electronic funds transfers change or are reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit card and debit card payments from customers or facilitate other types of online payments, and our business and operating results would be harmed.
In addition, if we are unable to renew existing agreements or sign new payment processing and disbursement partners under terms consistent with, or better than, those currently in place, our growth, revenue, and overall business may be harmed. Our payment processors and disbursement partners could choose to terminate or not renew their agreements with us. Payment processors and disbursement partners could reduce the services provided, cease to do business with us, or cease doing business altogether. If these events occur and we are unable to secure alternative providers willing to provide services on more preferable terms, this could lead to our inability to clear our payment instruments or move funds on a global and timely basis as required to settle our obligations. This would negatively impact our revenue as well as our reputation and brand.
If our disbursement partners do not provide a positive recipient experience, our business would be harmed.
We partner with our disbursement partners to disburse funds to our customers’ recipients. If the experience delivered by our disbursement partners to a recipient is deemed unsatisfactory for any reason, including because our disbursement partners are not properly trained to disburse money or deliver poor customer service, if wait times at our disbursement partners’ pick up locations are too long, or if cash pick-up locations are not located in convenient and safe locations and open for business at convenient times, customers may choose to not use our services in the future and our business would be harmed. If the experience delivered by our disbursement partners to a recipient is deemed unsatisfactory for any reason, customers may choose to not use our services in the future and our business would be harmed.
Increases in various types of fees, such as interchange fees, payment scheme fees and disbursement fees, could increase our costs, affect our profitability, cause us to lose customers, or otherwise limit our operations.
Our payment processors and disbursement partners charge us fees, which may increase from time to time. Payment processors may pass through payment scheme mandated costs, such as interchange fees, and changes to these payment scheme fees, or decreases in negotiated rebates could increase our costs. Banks currently determine the fees charged for bank-originated transactions and may increase the fees with little prior notice. Our card processors have in the past and may in the future increase the fees charged for each transaction using credit cards and debit cards, which may be passed on to us. Our disbursement partners charge us disbursement fees, which they have in the past and may in the future increase. U.S. federal, state, or international governments could also mandate a payment processing or remittance tax, require additional taxes or fees to be imposed upon our customers, or otherwise impact the manner in which we provide our services. If our transaction processing fees increase, it may require us to change our disbursement options, modify payment methods or take other measures that would impact our costs and profitability or cause us to lose customers or otherwise limit our operations.
The loss of one or more key members of our management team, or our failure to attract, integrate, and retain other highly qualified personnel in the future, could harm our business.
We believe our success has depended, and continues to depend, on the efforts and talents of our employees and senior management team, including our co-founders Matthew Oppenheimer and Joshua Hug. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees who mirror the diversity and spread of our customers. Qualified individuals are in high demand, and we may be unable to find the number of technically talented employees we need to continue our growth, or we may incur significant costs, costs which we expect to increase generally, to attract and keep such employees. In addition, any future loss of any of our senior management, key employees, or key technical personnel could harm our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any of our senior management or other senior employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.
Interruptions or delays in the services provided by critical data centers or internet service providers could impair the delivery of our platform and our business could suffer.
We host our platform using third-party cloud infrastructure services, including two facilities located on the west coast of the United States. All of our services utilize resources operated by us through third-party providers including Amazon Web Services (“AWS”), a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS and other third-party providers that we use. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by such providers by maintaining their respective configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. We have from time-to-time in the past experienced service disruptions, and we cannot assure you that we will not experience interruptions or delays in our service in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize multiple data storage locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, hurricane, cybersecurity attacks, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, and other similar events beyond our control could negatively affect our platform, including any disruptions in light of increased usage during the COVID-19 pandemic. In the event that AWS’ or any other third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate our platform may be impaired and data may be compromised. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct, all of which could lead to data theft or misappropriation. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.
Our platform is accessed by many customers, often at the same time. As we continue to expand the number of our customers and products available to our customers, there may be interruptions or delays in service. In addition, the failure of data centers, third-party internet service providers, or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, or there is a lapse of service, or there is interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services.
Moreover, we are heavily reliant on the cloud services provided by AWS. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of or relationship with AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. If AWS unexpectedly terminates our cloud services agreement, we would be forced to incur additional expenses to locate an alternative provider and may experience outages or disruptions to our service. Any service disruption affecting our platform during such migration or while operating on the AWS cloud infrastructure could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business.
Sustained financial market illiquidity, or illiquidity at our partner financial institutions, could harm our business, financial condition, and operating results.
We face risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity or failure of financial institutions where we deposit money, including financial institutions that hold prefunding accounts for our disbursement partners. In particular:
•We may be unable to access funds in our investment portfolio, deposit accounts, and clearing accounts on a timely basis to pay transactions and receive settlement funds. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to pay transactions could harm our business, financial condition, and operating results;

•Our funds are held by us and our disbursement partners, which includes banks, non-bank financial institutions, and aggregators, both in the United States and abroad. During high volume sending periods, a significant portion of our available cash may be held in an account or accounts outside of the United States. Our payment processors, the commercial banks that hold our funds, our disbursement partners, and the financial institutions that hold prefunding accounts for our disbursement partners or our disbursement collateral could fail or experience sustained deterioration in liquidity. This could lead to our inability to move funds on a global and timely basis as required to pay transactions and receive settlement funds; loss of prefunded balances; or a breach in our regulatory capital requirements if we are unable to recover our funds; and
•We maintain cash at commercial banks in the United States in amounts in excess of the Federal Deposit Insurance Corporation limit of $250,000. In the event of a failure at a commercial bank where we maintain our deposits, we may incur a loss to the extent such loss exceeds the insurance limitation.
If financial liquidity deteriorates, our ability to access capital may be harmed and we could become insolvent.
Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.
We have in the past, and we may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we have limited experience in acquiring other businesses, and we may not successfully identify desirable acquisition targets, or if we acquire additional businesses, we may not be able to integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, as well as unfavorable accounting treatment and exposure to claims and disputes by third parties, including intellectual property claims. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. In addition, if an acquired business fails to meet our expectations, our business, operating results, and financial condition may suffer.
We may also make significant investments in new products, marketing campaigns, technologies, or services developed solely by us or in conjunction with strategic partners we identify. For example, in February 2020 we launched Passbook in partnership with Sunrise, an app-based banking service developed by us and designed to partner with other financial institutions for money management specifically for multinational customers. We invested significant time and resources in the project. It is possible that our strategic investments may not become profitable and fail to return our initial investment, and this may have a harmful effect on our business and financial results.
Remitly Global is a holding company with no operations of its own and manages a network of local subsidiaries, each of which is subject to different local regulations. In the future, we may depend on our subsidiaries to fund our operations and expenses.
We are a holding company with subsidiaries in the United States, Canada, the United Kingdom, Ireland, Poland, Australia, Nicaragua and Singapore, all of which are directly or indirectly wholly owned. Managing the regulatory compliance activities for each of these many subsidiaries is a complicated task, and we expend significant resources in doing so. However, we cannot guarantee that we will be able to keep abreast of the changing legal and regulatory landscapes for each of the jurisdictions in which our subsidiaries exist. If any of the regulatory environments applicable to our subsidiaries change materially, and we fail to adapt to such change, our business and financial results may be harmed.
Additionally, as a holding company, we may rely on our operating subsidiaries for distributions or payments for cash flow. Therefore, our ability to fund and conduct our business, service our debt, and pay dividends, if any, in the future may depend on the ability of our subsidiaries and intermediate holding companies to make upstream cash distributions or payments to us, which may be impacted, for example, by their ability to generate sufficient cash flow or limitations on the ability to repatriate funds, whether as a result of currency liquidity restrictions, monetary or exchange controls, regulatory restrictions, or otherwise. For example, certain of our subsidiaries are subject to minimum capital and liquidity requirements as U.S.-regulated entities and/or the jurisdictions where they do business. Such requirements may limit the ability of these regulated subsidiaries to dividend or distribute funds to Remitly Global. Our operating subsidiaries and intermediate holding companies are separate legal entities, and although they are directly or indirectly wholly owned and controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, or otherwise. To the extent the ability of any of our subsidiaries to distribute dividends or other payments to us is limited in any way, our ability to fund and conduct our business, service our debt, and pay dividends, if any, could be harmed.
Expansion into new international markets and payment corridors will expose us to risks associated with handling of additional currencies and compliance with local regulations and law.
As our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in local markets or the exchange rates of the currencies in which we do business.
There are significant costs and risks inherent in conducting business in international markets, including:
•establishing and maintaining effective controls at international locations and the associated costs;
•increased competition from local providers;
•compliance with international laws and regulations, including data privacy frameworks similar to the GDPR;
•adapting to doing business in other languages or cultures;
•compliance with local tax regimes, including potential double taxation of our international earnings, and potentially adverse tax consequences due to U.S. and international tax laws as they relate to our international operations;
•compliance with anti-bribery laws, such as the FCPA and the U.K. Bribery Act;
•currency exchange rate fluctuations and related effects on our operating results;
•economic and political instability in some countries;
•the uncertainty of protection for intellectual property and other proprietary rights in some countries and practical difficulties of obtaining, maintaining, protecting, and enforcing rights abroad; and
•other costs of doing business internationally.
As we expand into more international markets, we are faced with greater complexities around having to comply with various sets of local regulations, policies and laws, which could change in ways that are adverse to our business. In particular, central banks or other regulatory agencies or institutions in the countries we operate could enact policies that may negatively affect our business, and we may incur increased costs and resources to deal with such unfavorable laws and policies.
These factors and other factors could harm our international operations and, consequently, materially impact our business, operating results, and financial condition.
Further, we may incur significant operating expenses as a result of our international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We also have more limited brand recognition in certain parts of the world, leading to delayed acceptance of our platform by international customers. If we cannot continue to expand internationally and manage the complexity of our global operations successfully, our financial condition and operating results could be adversely affected.

A substantial amount of our revenue is derived from remittances to India, the Philippines and Mexico and our business could be significantly affected by any adverse changes in these regions.
Historically, our revenue has been substantially derived from remittances to India, the Philippines and Mexico. Remittances sent to these three countries represented approximately 75% of our revenue in the year ended December 31, 2020 and approximately 70% of our revenue in the nine months ended September 30, 2021. Because these countries account for a substantial portion of our revenue, our business is exposed to adverse regulatory and competitive changes, economic conditions and changes in political conditions in each of these countries. Moreover, due to the concentration of our revenue in these geographies, our business is less diversified and, accordingly, is subject to greater regional risks than some of our competitors.
Financial Risks
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements. If we fail to remediate any material weaknesses or otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2020, two material weaknesses in our internal control over financial reporting were identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
•We did not design and maintain effective controls over certain IT, general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:(1) program change management controls for certain financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (2) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain financial systems, programs, and data to appropriate Company personnel.
This material weakness contributed to the following material weakness:
•We did not design and maintain effective controls over segregation of duties of journal entries. More specifically, certain personnel had the ability to prepare and post journal entries without an independent review performed by someone without this ability.
These material weaknesses did not result in a misstatement to our annual consolidated financial statements as of and for the year ended December 31, 2020. However, each of the material weaknesses described above, individually and aggregated could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
As of September 30, 2021, these remain material weaknesses and we are in the process of remediating these material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions: (1) developing enhanced risk assessment procedures and monitoring controls related to changes in financial systems; (2) implementing comprehensive access control protocols to implement restrictions on user and privileged access to the affected applications; (3) implementing controls to review and monitor user access; and (4) establishing additional controls over the preparation and review of journal entries. While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded through testing, that the newly implemented and enhanced controls are designed and operating effectively. We are working to remediate the material weaknesses as efficiently and effectively as possible but expect that full remediation could potentially go beyond December 31, 2021. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, incur significant costs, and place significant demands on our financial and operational resources.
We cannot assure you that the measures that we have taken, and that will be taken, to remediate these material weaknesses will, in fact, remedy the material weaknesses or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses. If we fail to remediate any material weaknesses or otherwise fail to establish and maintain effective internal controls, our ability to accurately and timely report our financial results could be adversely affected and may result in a restatement of our annual or interim financial statements.
We have built proprietary financial systems as part of our technology platform. Such systems could become unstable as we grow, bugs could be introduced, and nonperformance, system interruptions and undetected errors could adversely affect our business and financial results.
Our proprietary financial systems are an integral part of our technology platform, which is a complex system composed of many interoperating components and which incorporates other third-party software that is highly complex. Our business is dependent upon our ability to prevent system interruption on our proprietary financial systems. Our software may now, or in the future, contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Bugs in our software, misconfigurations of our systems, and unintended interactions between systems could result in our failure to comply with certain domestic and international regulatory financial reporting obligations, or could cause downtime that would impact the timeliness of meeting these regulatory reporting requirements. We have from time to time found defects or errors in our system and may discover additional defects in the future that could result in financial information unavailability or system disruption. In addition, we have experienced outages on our proprietary financial systems due to circumstances within our control, such as outages due to software limitations. If sustained or repeated, any of these outages could impact the accuracy and completeness of our financial information over several reporting periods. In addition, our release of new software may in the future cause interruptions in the availability of our financial information. Any errors, bugs, or vulnerabilities discovered in our code or systems after release could result in an interruption in the availability of our financial information, and could result in inaccurate and incomplete financial information which could adversely affect our business and financial results.
If one or more of our counterparties, including financial institutions, aggregators, and local cash pick-up institutions where we have cash on deposit, or our lenders and potential hedging counterparties, default on their financial or performance obligations to us or fail, we may incur significant losses.
We have significant amounts of cash, cash equivalents and receivables outstanding on deposit or in accounts with banks or other counterparties in the United States and international jurisdictions. While we do not currently enter into derivative financial instrument transactions as part of currency hedging activities, we may in the future enter into such transactions with various financial institutions. Certain banks and financial institutions are also lenders under our credit facilities. We may be exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparties. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our operating results and financial condition.
Fluctuations in currency exchange rates could harm our operating results and financial condition.
Our revenue is derived primarily by the transference of currency between countries for our customer base and is thus reliant on the exchange rates of various currencies relative to one another, including the U.S. dollar. We have seen increased money transfer volume if the U.S. dollar strengthens against certain currencies, especially the Indian rupee, the Philippine peso or the Mexican peso. Conversely, we have seen decreased money transfer volume if the U.S. dollar weakens against those currencies. We are also exposed to risks relating to fluctuations in currency exchange rates between the date on which a customer initiates a cross-border remittance payment and the date that the remittance recipient receive the funds through our disbursement partners because the foreign exchange rate quoted to the customer is not adjusted for changes between the initiation date and the settlement date. Additionally, with respect to our revenue which is denominated in currencies other than the U.S. dollar, we may be adversely affected if such currencies weakened against the U.S. dollar because it would result in lower levels of reported revenue on our U.S. dollar denominated financial statements.
Macroeconomics factors, including inflation, that weaken the U.S. dollar could harm our operating results and financial condition. Additionally, while the majority of our revenue and expenses are denominated in the U.S. dollar, certain of our international operations are conducted in foreign currencies, a significant portion of which occur in the currencies of Canada, the United Kingdom, Australia and the Philippines. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. As a result, it could be more difficult to detect underlying trends in our business and operating results. To the extent that fluctuations in currency exchange rates cause our operating results to differ from expectations of investors, the market price of our common stock could be adversely impacted. To date, we have not engaged in currency hedging activities to limit the risk of exchange fluctuations; however, to limit our risk exposure associated with exchange rate fluctuations we may choose to engage in currency hedging activities in the future. Even if we use derivative instruments to hedge exposure to fluctuations in foreign currency exchange rates, the use of such hedging activities may not offset the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and may introduce additional risks if we are unable to structure effective hedges with such instruments.
We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our operating results, our stock price and the value of your investment could decline.
Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our operating results include the following:
•fluctuations in demand for our services or pricing of our fees associated with our services;
•our ability to attract new customers;
•our ability to retain and grow engagement with our existing customers;
•our ability to expand our relationships with our marketing, payment processing, disbursement, and banking partners, or identify and attract new strategic partners;
•customer growth rates and the revenue derived from and quantity of existing customers retained;
•changes in customer preference for mobile-first services as a result of security breaches in the industry or privacy concerns, or other security or reliability concerns regarding our services;
•changes in customers’ budgets and in the timing of their budget cycles and money transfer decisions;
•potential and existing strategic partners choosing our competitors’ products or developing their own solutions in-house;
•the development or introduction of new platforms or services by our competitors that are easier to use or more advanced than our current suite of services, especially in respect of the application of AI-based services;
•our failure to adapt to new forms of payment that become widely accepted, including cryptocurrency;

•security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform which may result in data theft and/or misappropriation;
•the adoption or retention of more entrenched or rival services in the international markets where we compete;
•our ability to control costs, including our operating expenses;
•the amount and timing of payment for operating expenses, particularly technology and development and sales and marketing expenses;
•the amount and timing of non-cash expenses, including stock-based compensation expense, depreciation and amortization, and other non-cash charges;
•the amount and timing of costs associated with recruiting, training, and integrating new employees and retaining and motivating existing employees;
•fluctuation in market interest rates, which impacts interest earned on funds held for customers;
•fluctuation in currency exchange rates;
•the effects of acquisitions and their integration;
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•the impact of new accounting pronouncements;
•changes in the competitive dynamics of our market; and
•awareness of our brand and our reputation in our target markets.
Any of these and other factors, or the cumulative effect of some of these factors, may cause our operating results to vary significantly. In addition, we expect to incur significant additional expenses due to the increased costs of operating as a public company. If our quarterly operating results fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
Our cash flows may be significantly affected by the day of the week on which a quarter ends. As a result, you should not rely on quarter-to-quarter comparisons of our cash flows.
Our cash flows may be affected by the day of the week on which each quarter ends which may affect our quarterly operating results. There can be a delay between when we release funds for disbursement and when we receive customer funds from our payment processors. For example, if a quarter closes on a Saturday, our cash flow statements will show a decreased cash balance because we will have wired out funds on Friday which will be available for disbursement on Saturday, Sunday and Monday but we may not receive customer funds from our payment processors until Monday. In addition, due to time zone differences, an additional day’s worth of funding is required for disbursements to certain markets. As a result, period-to-period comparisons of our statements of cash flows may not be meaningful, and you should not rely on them as an indication of our liquidity or capital resources.
Inaccurate forecasts of our customer growth and retention could result in higher operating expenses relative to actual revenue and ultimately harm our business.
Our customer growth forecast is a key driver in our business plan which affects our ability to accurately forecast revenue and expenses. In addition, we plan a portion of our operating expenses, specifically related to our marketing expenses and customer service and operations headcount needs, in part on our forecasts of customer growth, retention, and future revenue. Seasonality and foreign exchange rate movements create volatility to these assessments which may adversely impact their accuracy. We also analyze revenue contributions from customer cohorts acquired during a particular year ended December 31 and revenue associated with those cohorts for each year thereafter. While we believe these cohorts are fair representations of our overall customer base, there is no assurance that they will be representative of any future group of customers or periods. Revenue for a particular customer cohort may fluctuate from one period to another depending on, among other factors, our ability to retain and increase revenue from our customers within a given cohort and changes to the products and services we offer to our customers. If we overestimate customer growth or retention and customer spend rates, our revenue will not grow as we forecast, our operating expenses may be too high relative to actual revenue levels our business, financial condition and operating results may be harmed.
If the revenue generated by new customers differs significantly from our expectations, or if our CAC or costs associated with servicing our customers increase, we may not be able to recover our CAC or generate profits from this investment.
We invest significant resources in marketing with the aim to acquire new customers and expect to continue to spend significant amounts to acquire additional customers, primarily through online advertising, marketing promotions, and television advertising. When making decisions regarding investments in customer acquisition, we analyze the transactional profit we have historically generated per customer over the expected lifetime value of the customer. Our analysis of the transactional profit that we expect a new customer to generate over his or her lifetime depends upon several estimates and assumptions, including whether a customer will send a second transaction, whether a customer will send multiple transactions in a month, the amount of money that a customer sends in a transaction and the predictability of a customer’s sending pattern. The accuracy of our predictions with respect to transactional profits may be subject to greater variance in corridors in which we presently have low penetration rates than in our more established corridors.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could harm our operating and financial results.
Our net operating losses (“NOLs”) could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. or international tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the 2017 Tax Cuts and Jobs Act (the “Tax Act”), as modified by the CARES Act, NOLs arising in taxable years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five taxable years preceding the taxable year of such loss, and NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Moreover, under the Tax Act as modified by the CARES Act, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. The extent to which state income tax law will conform to the Tax Act and CARES Act is uncertain. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating and financial results.
Changes and evolving requirements in tax laws or their interpretation, including as applied to us and our customers, could adversely affect our business.
As a multinational organization, operating in multiple jurisdictions we may be subject to increasingly complex tax laws and taxation in several jurisdictions, the application of which can be uncertain. The amount of taxes we are required to pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws, potential disputes around transfer prices implemented and precedents, which could have a material adverse effect on our business. Such material adverse effect may include the value of any tax loss carryforwards, tax credits recorded on our balance sheet, the amount of our cash flow, our liquidity, financial condition and results of operations.
Many of the jurisdictions in which we conduct business have detailed transfer pricing rules or may comply with the Organization for Economic Cooperation and Development (the “OECD”) guidelines, which require contemporaneous documentation establishing that all transactions with non-resident related parties be priced using arm’s length pricing principles. Tax authorities in these jurisdictions could challenge our related party transfer pricing policies and, consequently, the tax treatment of corresponding expenses and income. If any tax authority were to be successful in challenging our transfer pricing policies, we may be liable for additional corporate income tax, withholding tax, indirect tax and penalties and interest related thereto, which may have a significant impact on our results of operations and financial condition.
We are subject to regular review and audit by the relevant tax authorities in the jurisdictions we operate and as a result, the authorities in these jurisdictions could review our tax returns and impose additional significant taxes, interest and penalties, challenge the transfer pricing policies adopted by us, claim that our operation constitutes a taxable presence in different jurisdiction and/or that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination is made.
In addition, tax benefits we currently receive in certain jurisdictions require us to meet several conditions and may be challenged or terminated or reduced in the future, which would increase our taxes, possibly with a retroactive effect.
In addition, the failure by our customers to comply with reporting obligations in connection with transactions on our platform could result in regulatory inquiry, reputational damage and potential enforcement actions and additional reporting and withholding requirements.
We may not be able to secure additional financing in a timely manner, on satisfactory terms, or at all, to meet our future capital needs, which could impair our ability to execute on our business plan.
We believe that our existing cash, cash equivalents, short-term investments, available borrowing under our New Revolving Credit Facility, and expected cash flow from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, since inception through September 30, 2021 and December 31, 2020, the Company has incurred losses from operations, negative cash flows from operations, and had an accumulated deficit of $242.9 million and of $220.7 million, respectively, and has been dependent on equity and debt financing to fund operations. As such, we may require additional capital to respond to business opportunities (including increasing the number of customers acquired or acquisitions), capital needed during high volume sending periods, new capital requirements introduced or required by our regulators and payment processors, challenges, or unforeseen circumstances and may determine to engage in equity or debt financings for other reasons.
We have a $250.0 million revolving credit facility with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent. We may incur additional indebtedness in the future. We expect to rely on the New Revolving Credit Facility to finance a substantial portion of the capital requirements and obligations we are subject to in connection with our remittance business. Additionally, if the interest rate on our line of credit or any alternative financing were to increase, our operating results could be harmed, particularly because we rely on drawings under our line of credit to satisfy regulatory compliance requirements with respect to maintaining sufficient capital. The credit agreement governing our New Revolving Credit Facility contains conditions to borrowing and covenants; any failure to satisfy these conditions to borrowing or covenants could result in us being unable to borrow additional amounts under the New Revolving Credit Facility or having to repay outstanding amounts. If we were unable to refinance the New Revolving Credit Facility or enter into an alternative facility on similar terms, we may be unable to meet regulatory compliance requirements with respect to maintaining sufficient capital. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plans and operations.
Failure to maintain sufficient capital could harm our business, financial condition, and operating results.
We have significant working capital requirements driven by:

•the delay between when we release funds for disbursement and when we receive customer funds from our payment processors, which can be exacerbated by time zone differences, bank holidays, national or governmental holidays, and weekends;
•regulatory capital requirements pertaining to net worth;
•regulatory requirements pertaining to permissible investments and safeguarding of customer funds;
•requirements contained in the credit agreement governing our New Revolving Credit Facility;
•collateral requirements imposed on us by our payment processors; and
•collateral requirements imposed on us by our disbursement partners.
This requires us to have access to significant amounts of capital, particularly at high volume sending times, which we may not be able to forecast accurately. Our need to access capital will increase as our number of customers, transactions processed, and total sending volume increases.
Increases in our send volume processed, even if short-term in nature, can cause increases in our capital requirements. Our ability to meet our capital requirements could be affected by various factors, including any inability to collect funds from customers, inability to maintain fraud losses at acceptable rates, or incurring unanticipated losses. If we do not have sufficient capital and are unable to access or raise additional capital, we may not be able to pursue our growth strategy, fund key strategic initiatives, such as geographic expansion or product development efforts, or continue to transfer money to recipients before funds are actually received from our customers.
In addition, we may not be able to meet new capital requirements introduced or required by our regulators and payment processors. We currently have the New Revolving Credit Facility to mitigate capital fluctuations, but there can be no assurance that the New Revolving Credit Facility will be sufficient or renewed at favorable rates or that we will have access to additional capital as needed, or at all.
New tax treatment of companies engaged in online money transfer may harm the commercial use of our services and our financial results.
Due to the global nature of the internet, it is possible that various states or foreign countries might attempt to regulate our transactions or levy sales, income, or other taxes relating to our activities. Tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce in general and remittances in particular. New or revised international, federal, state, or local tax regulations may subject us or our customers to additional sales, income, and other taxes. We cannot predict the effect of current attempts to impose sales, income, or other taxes on commerce over the internet. New or revised taxes would likely increase the cost of doing business online and decrease the attractiveness of using our mobile services. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could harm our business and operating results.
Our reported financial results may be materially and adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States (“GAAP”), are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, the valuation of the stock-based awards, including the determination of fair value of our common stock, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
We track certain business metrics with internal tools and do not independently verify such metrics. Certain of our business metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain business metrics, including active customers, send volume and Adjusted EBITDA, which are not independently verified by any third party and are not measured according to GAAP. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our business metrics are not accurate representations of our business, customer base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the business metrics that we track, including metrics that we report, and any new business metrics will also be subject to the foregoing limitations and risks.
General Risks
Our customers and business operations are exposed to macroeconomic conditions and geopolitical forces in developing regions and regions that account for a significant amount of our send volume, which exposes us to risk of loss.
The majority of our total revenue is currently derived from remittances being sent from the United States, Canada, the EEA, the United Kingdom, Australia and Singapore to India, the Philippines, and Mexico and other locations in Latin America, Africa and Asia. In particular, a substantial portion of our send volume is derived from remittances being sent to India, the Philippines and Mexico. As a result, any macroeconomic or geopolitical trends that disrupt these regions or alter their immigration patterns, economic conditions or cultural norms could have an impact on the demand for our services or our ability to provide such services. Any economic or political instability, civil unrest, natural disasters, public health crises, or other similar circumstances affecting these regions could have a disproportionately harmful impact on our business, financial position, and operating results.
Global trade policy or international relations between larger developed countries could also impact the market for our services or our ability to serve those markets effectively. For example, Chinese technologies are critical components of many of our disbursement partners, payment processors, and overall distribution network. If there were a disruption of trade relations between the United States and China, we, and our disbursements partners that rely on these technologies could lose access to these critical Chinese technologies, which would disrupt our business and could have a material adverse effect on our operations. In addition, the Chinese government could take action that would create significant competitive advantage to Chinese companies and create obstacles for us.
Changes in U.S. immigration laws or changes in the emigration laws of other jurisdictions that discourage international migration, and political or other events, such as war, terrorism, or public health crises, that make it more difficult for individuals to immigrate to, or work in, the United States or other countries, could adversely affect our gross send volume or growth rate. Sustained weakness in the United States or global economic conditions could reduce economic opportunities for immigrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns are likely to reduce money transfer volumes and harm our operating results.
Our business is subject to the risks of earthquakes, fires, floods, public health crises, pandemics, and other natural catastrophic events, and to interruption by man-made problems such as cyber-attacks, internal or third-party system failures, political unrest, market or currency disruptions, and terrorism, which could result in system and process failures and interruptions which could harm our business.
Our corporate headquarters is located in Seattle, Washington and our cloud services providers and data centers are also largely located in the western United States. The west coast of the United States contains active earthquake zones. Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, public health crises, cyber-attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers), and similar events or disruptions. As we rely heavily on our servers, computer and communications systems, and the internet to conduct our business and provide high-quality customer service, disruptions in these systems could harm our ability to operate our business, impede our employees’ ability to conduct business activities whether at our facilities or from a remote location, and cause lengthy delays, which could harm our business, financial condition, and operating results. An outage at any one facility could result in our system being unavailable for a significant period of time. We have disaster recovery programs in place, but these may also fail, prolonging the period of time during which our system and products may not be available.
Additionally, some of the countries to which our disbursement partners deliver the funds we transfer regularly experience serious political unrest or upheaval. Such political unrest may lead to temporary or long-term disruptions to our disbursement network in the affected countries. If such disruption were ongoing, our customers may look to other methods of transferring funds, or we may be unable to resume our services in such countries, and our business and financial results may be harmed.
Cybersecurity attacks continue to increase, evolve in nature, and become more sophisticated, and providers of digital products and services have been and are expected to continue to be targeted. As computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, ransomware, and other data security incidents have become more commonplace, we face increased risk from these activities to maintain the performance, reliability, security, and availability of our solutions and related services and technical infrastructure to the satisfaction of our customers. Threats to our computer systems and those of our third-party technology providers or clients may result from human error, fraud, or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. Any such computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, ransomware, or other data security breaches to our network infrastructure or IT systems or to computer hardware we lease from third parties, could, among other things, harm our reputation and our ability to retain existing customers and attract new customers. The insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks, or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.
For additional information regarding risks associated with cyber-attacks, see the section titled “Risk Factors—Cyberattacks or data security breaches could result in serious harm to our business, reputation and financial condition.”
While the digital financial services industry and our business has seen accelerated growth as a result of the COVID-19 pandemic, it has also adversely affected some aspects of our business and could have an adverse effect on our business in the future.

As a result of the COVID-19 pandemic, our business, and the digital financial services industry in general, has seen accelerated growth, but we have also experienced disruptions, such as the impact on the ability of our customer support and operations teams, both internal and third-party, to service customer needs quickly due to longer wait times and the impact on our ability to hire personnel quickly, that could severely impact our business, our services, global currency exchange rates, local and global labor markets, and the global economy.
The COVID-19 pandemic has created and is likely to continue to create significant uncertainty in global financial markets. To date, with travel restrictions and shelter-in-place policies in some jurisdictions, the demand for digital remittances has increased, and this has driven a significant acceleration in our new customer growth. As the pandemic continues, we may experience volatility in customer demand and delayed customer money transfer decisions, which could materially harm our business, operating results, and overall financial performance.
While we have experienced accelerated growth partially driven by the COVID-19 pandemic, the long-term impact of a volatile or worsening COVID-19 pandemic is impossible to predict and may adversely impact the purchasing and money transfer habits of our customers and the operations of our business partners in the future, and may adversely impact our operating results as a result. Cross-border and domestic commerce may be adversely impacted by measures taken by government authorities and businesses globally to contain and limit the pandemic, including travel restrictions, border closures, quarantines, shelter in place and lockdown orders, mask and social distancing requirements, and business limitations and shutdowns. In addition, while we have rapidly expanded our business and improved our operating results during the COVID-19 pandemic, many of our customers, who are primarily immigrants, have also suffered negative financial consequences, including wage and job loss, and have thus had less need for our services. There is no guarantee that those customers who have had less need of our service during the COVID-19 pandemic will return to our platform in the future. To the extent that mitigation measures remain in place or are reinstated for significant periods of time, they may adversely affect our business, financial condition, and operating results. In addition, actions that we have taken or may take in the future intended to assist customers impacted by the COVID-19 pandemic may negatively impact our operating results. In particular, we have experienced and may continue to experience adverse financial impacts from a number of operational factors, including, but not limited to:
•Increased cybersecurity and payment fraud risk related to the COVID-19 pandemic, as cybercriminals attempt to profit from stolen or misappropriated data and the disruption in light of increased online banking, e-commerce, and other online activity;
•Challenges to the availability and reliability of our services resulting from changes to our normal operations, including due to one or more clusters of COVID-19 cases occurring at our (or our service providers’) sites or mandatory local lock-down requirements, which have impacted, and may continue to impact our employees, our level of customer service, and/or the systems or employees of our customers and business partners; and
•Increased volume of customer requests for support and regulatory requests for information and support or additional regulatory requirements, which could require additional resources and costs to address.
These and other factors arising from the COVID-19 pandemic could worsen in countries that have been or are in the future afflicted with COVID-19, each of which could further adversely impact the use of our services by our customers, the ability of our employees to perform work, and our business generally, and could have a material adverse impact on our operating and financial results.
The significant increase in the number of our employees who are working remotely as a result of the pandemic could introduce operational risk, increase cybersecurity risk, strain our business continuity plans, negatively impact productivity, give rise to claims by employees, or otherwise adversely affect our business. Additionally, we may require new or modified processes, procedures, and controls to respond to changes in our business environment. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic continues to affect our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include the ultimate geographic spread of COVID-19, the distribution and long-term efficacy of vaccines, the effects of more contagious and virulent variants of COVID-19, the duration of the pandemic, travel restrictions and actions taken to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs, business closures or business disruptions, and the effectiveness of actions taken to contain and treat the disease. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Anti-takeover provisions in our charter documents and under Delaware or other state law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and affect the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our Chief Executive Officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock;
•provide that vacancies on our board of directors may be filled only by a majority vote of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibit a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Furthermore, while state statutes governing our money transmitter licenses vary, most require investors to receive the approval of, or provide notice to, the relevant licensing authority before exceeding a certain ownership threshold (as low as 10%), including indirect ownership, in a licensed money transmitter. Accordingly, current or prospective investors seeking to acquire 10% or greater ownership of us in the aggregate would need to first obtain such regulatory approvals and provide such notices to the relevant regulators. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of our IPO, (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, or (4) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of June 30th, our second fiscal quarter, of such fiscal year.
We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future operating results may not be as comparable to the operating results of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
Our management team has limited experience managing a public company.
Our management team has limited experience managing a publicly traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, operating results, and financial condition.
We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to pay any cash dividends in the foreseeable future. In addition, our New Revolving Credit Facility contains restrictions on our ability to pay cash dividends on our capital stock. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
If securities or industry analysts publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.
Our stock price and trading volume is heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.
Our amended and restated certificate of incorporation contains exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our amended and restated certificate of incorporation provides that the U.S. federal district courts will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a “Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and the Federal Forum Provision will apply, to the fullest extent permitted by law, to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, to the fullest extent permitted by law. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities will be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been, and may continue to be, volatile or may decline regardless of our operating performance, and you may lose part or all of your investment.
The market prices of the securities of newly-public companies, including ours, have historically been highly volatile and will likely continue to be, volatile. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:overall performance of the equity markets;
•actual or anticipated fluctuations in our revenue and other operating results;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•recruitment or departure of key personnel;
•the economy as a whole and market conditions in our industry;
•negative publicity related to the real or perceived quality of our platform, as well as the failure to timely launch new products and services that gain market acceptance;
•rumors and market speculation involving us or other companies in our industry;
•announcement by us or our competitors of new products or services, commercial relationships, or significant technical innovations;
•acquisitions, strategic partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable or our business;
•lawsuits threatened or filed against us, litigation involving our industry, or both;
•developments or disputes concerning our or other parties’ products, services, or intellectual property and other proprietary rights;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•interpretations of any of the above or other factors by trading algorithms, including those that employ natural language processing and related methods to evaluate our public disclosures;
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, pandemics, or responses to those events;
•the expiration of contractual lock-up or market stand-off agreements; and
•sales of shares of our common stock by us or our stockholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon the information available to us about our shares outstanding as of September 30, 2021, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own a substantial percentage of our outstanding common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
Future sales of our common stock in the public market could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.
All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock for 180 days from the date of our Final Prospectus, subject to earlier termination if such date would occur during a blackout period under our insider trading policy as described under the section titled “Underwriting”, provided that:
•The First Release: following our IPO, 15% of the shares of our common stock (including shares issuable upon exercise of options and shares of common stock that are subject to vesting conditions due to the early exercise of options that, in each case, vested on or prior to September 30, 2021) held by current or former employees, consultants and advisors (excluding our current executive officers and directors) on September 22, 2021 are not subject to the lock-up agreements and remain eligible to be sold; and

•The Second Release: if we meet the following conditions: (i) we have announced our earnings results for the quarter ended September 30, 2021 by November 15, 2021, and (ii) the last reported closing price of our common stock is at least 20% greater than the IPO price for four out of five trading days during the period commencing on November 15, 2021 and ending on November 19, 2021, then beginning on November 24, 2021:
◦current or former employees, consultants and advisors (excluding our current executive officers and directors) may sell up to 15% of the shares of common stock held as of November 19, 2021 (including shares issuable upon exercise of options, shares of common stock that are subject to vesting conditions due to the early exercise of options and RSUs that, in each case, will vest on or prior to December 15, 2021) (“Second Release Eligible Securities”); and
◦all other stockholders may sell up to the greater of (x) the number of shares of common stock that would result in receipt of net proceeds to the holder in an amount equal to the exercise and tax costs incurred by such holder with respect to options exercised in the 18 months preceding this offering and (y) 15% of the Second Release Eligible Securities.
The number of shares eligible to be sold in the First Release was approximately 3.2 million shares, which includes shares issuable upon exercise of vested options. We currently expect the number of shares eligible to be sold in the Second Release would be equal to approximately 23.6 million shares, which includes shares issuable upon exercise of vested options and settlement of RSUs and assuming all shares that were eligible to be sold on the First Release were sold before November 19, 2021.

If not earlier released, all of our shares of common stock will become eligible for sale upon expiration of the lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, there were 25,598,408 shares of common stock issuable upon the exercise of options or the settlement of RSUs outstanding as of September 30, 2021. We registered all of the shares of common stock issuable upon exercise of outstanding options, RSUs, or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs are settled, subject to the lock-up agreements described above and compliance with applicable securities laws.
Based on shares outstanding as of September 30, 2021, holders of up to approximately 142 million shares, or approximately 87%, of our common stock will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
The following sets forth information regarding all unregistered securities sold during the three months ended June 30, 2021:
From July 1, 2021 to September 30, 2021, we granted to our directors, employees, consultants and other service providers options to purchase an aggregate of 1,040,500 shares of common stock under our 2011 Plan, at exercise prices ranging from $9.65 to $14.11 per share, for a weighted-average exercise price of $13.12.
From July 1, 2021 to September 30, 2021, we issued and sold to our employees, consultants, and other service providers an aggregate of 1,951,856 shares of common stock upon the exercise of stock options under our 2011 Plan, at exercise prices ranging from $0.05 to $6.55 per share, for a weighted-average exercise price of $1.88.
From July 1, 2021 to September 30, 2021, we granted to our employees, consultants, and other service providers an aggregate of 683,388 restricted stock units to be settled in shares of our common stock under our 2011 Plan.
On September 27, 2021, PayU Fintech Investments B.V. purchased from us 581,395 shares of common stock at a price per share equal to the IPO price of $43.00 in a private placement, for total gross proceeds of approximately $25.0 million.
On September 30, 2021, we issued 254,014 shares of our common stock upon the net exercise of outstanding warrants to purchase 256,250 shares of our common stock with a weighted-average exercise price of $0.42 per share.
Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access through their relationships with us, or otherwise to information about us. The issuances of these securities were made without any general solicitation or advertising.
Use of Proceeds

In September 2021, we completed the IPO, in which we issued and sold 7,000,000 shares of our common stock at $43.00 per share. Concurrently, 5,162,777 shares were sold by certain of our existing stockholders. In addition, the Company concurrently issued 581,395 shares of common stock in a private placement at the same offering price as the IPO. The Company received net proceeds of $305.2 million for the IPO and private placement, after deducting underwriting discounts and other fees of $20.8 million. In connection with the IPO, 127,410,631 shares of outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of common stock on a one-to-one basis.
All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-259167), (the “Initial Registration Statement”) which was declared effective by the SEC on September 22, 2021. There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus. The managing underwriters of our IPO were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, in connection with the issuance and sale of the securities registered.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

		Incorporated by reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.3	Amended and Restated Certificate of Incorporation
3.4	Restated Bylaws
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1/A	333-259167	3.4	September 14, 2021
10.4	2021 Equity Incentive Plan, and forms of award agreements thereunder	S-1/A	333-259167	3.4	September 14, 2021
10.5	2021 Employee Stock Purchase Plan, and forms of subscription agreement thereunder	S-1/A	333-259167	3.4	September 14, 2021
10.7	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Matthew Oppenheim	S-1/A	333-259167	3.4	September 14, 2021
10.8	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Joshua H	S-1/A	333-259167	3.4	September 14, 2021
10.9	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Susanna Morga	S-1/A	333-259167	3.4	September 14, 2021
10.1	Revolving Credit and Guaranty Agreement, dated as of September 13, 2021, among Remitly Global, Inc. and Remitly, Inc., the guarantors party thereto, the lenders and issuing banks party thereto and J.P. Morgan Chase Bank, N.A.	S-1/A	333-259167	10.1	September 14, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Remitly Global Inc.
Date:	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	By:	/s/ Susanna Morgan
Susanna Morgan
Chief Financial Officer
(Principal Financial and Accounting Officer)