Form 10-K
period 2021-12-31
Remitly Global, Inc.
filed 2022-03-29
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 021-344104
Remitly Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	7372	83-2301143
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

1111 Third Avenue,	Suite 2100	Seattle,	WA	98101
(Address of Principal Executive Offices)				(Zip Code)
(888) 736-4859
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	RELY	The NASDAQ Global Select Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on September 23, 2021 as reported by NASDAQ on such date was approximately $4.6 billion. The registrant has elected to use September 23, 2021, which was the initial trading date on NASDAQ, as the calculation date because on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 24, 2022, the registrant had 166,083,626 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements. In some cases you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to develop new products and services and bring them to market in a timely manner;
•our ability to achieve or sustain our profitability;
•our ability to maintain and expand our strategic relationships with third parties;
•our business plan and our ability to effectively manage our growth;
•our market opportunity, including our total addressable market;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•the COVID-19 pandemic, and its impact on our employees, customers, strategic partners, vendors, results of operations, liquidity, and financial condition;
•uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts or related government sanctions;
•our ability to attract and retain qualified employees;
•our ability to maintain the security and availability of our solutions;
•our ability to maintain and expand internationally;
•our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our solutions:
You should not place undue reliance on our forward-looking statements and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
ii

PART I
Item 1. Business
Unless the context otherwise requires, the terms “Remitly Global,” “Remitly,” “the Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Remitly Global, Inc. and our consolidated subsidiaries, taken as a whole.
Overview
Remitly was founded in 2011 to transform the lives of immigrants and their families by providing the most trusted financial services on the planet.
The inspiration behind Remitly came when Matt, our co-founder and Chief Executive Officer, was living and working in Kenya. There, Matt realized how challenging it was for families to send and receive money to and from their loved ones while overseas – the process was painful, opaque, and expensive. This first-hand look at cross-border remittances was an eye-opener, and Matt became convinced there was a better way. In 2011, Josh and Shivaas, our two other co-founders, joined Matt to start Remitly and began working on the problem. Their goal was to make a difference for immigrant communities by using technology to disrupt traditional cross-border remittances.
Today, Remitly is a leading digital financial services provider for immigrants and their families in over 150 countries around the world. We remain committed to our vision of transforming the lives of immigrants and their families by providing the most trusted financial services on the planet. The long-term, trusted relationships we foster with our customers have enabled us to expand our core cross-border remittance product to over 2,100 corridors worldwide and we are now working to extend our offering to a broader suite of financial services.
Our customers are at the heart of everything we do. They are primarily immigrants from developing countries who have moved away from their families to seek new opportunities and build a better life for themselves and their loved ones. While our customers may be physically distant, they remain closely connected with and deeply committed to their family and friends back home – often sending money home multiple times per month. Through their individual experiences, they help us define how we design and build best-in-class services. Our relentless focus on our customers underpins our commitment to do everything in our power to ensure their hard-earned money reaches their families back home.
Our Culture
Our culture and values act as a blueprint for how we get things done. As noted above, the one constant, and single most important of these values is customer centricity, which serves as our north star in all that we do. To us, customer centricity means “we are here to listen to, learn from, and serve our customers. Period.”
Our other core values fall broadly into three categories:
•Our purpose: Aim for the stars, be an owner, hire and develop exceptional people, don’t be afraid to fail and be joyful;
•Building relationships: Lead authentically, act with integrity, be constructively direct, and be an empathetic partner; and
•Taking action: Have a bias for action, be data-driven, sweat the details, deliver on promises, and continuously improve.
These values influence our actions every day. Living up to our values builds customer trust, inspires employee engagement, and makes “Promises Delivered” our fundamental ethos.
2021 Key Performance Metrics
The vast majority of our revenue today is generated through our remittance business, where we earn revenue from transaction fees charged to customers and foreign exchange spreads applied to the customer’s principal. In addition to our financial results, we regularly review key business metrics to evaluate our performance. These key business metrics include active customers, send volume, and average revenue per active customer.
Our 2021 key performance metrics included the following results:
•Active customers for the fourth quarter of 2021 increased to 2.8 million, from 1.9 million, up 50% year over year.
•Send volume for the year ended December 31, 2021 increased to over $20.4 billion, from $12.1 billion, up 70% year over year.
•Average revenue per active customer for the fourth quarter of 2021 increased 13% year over year to $47.69.
We regularly review these key business metrics to evaluate our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of these key business metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, or investors.
The key business metrics that we use to measure the performance of our business are defined as follows:
•“Active customers” is defined as the number of distinct customers that have successfully completed at least one transaction using Remitly during a given calendar quarter. We identify customers through unique account numbers.
•“Send volume” is defined as the sum of all customer’s principal, measured in U.S. dollars, related to transactions completed during a given period. The customer’s principal is net of cancellations, does not include transaction fees from customers, and does not include any credits, offers, or bonuses applied to the transaction by us.
•“Average revenue per active customer” is calculated by taking revenue for the quarter, divided by quarterly active customers.
As active customers are measured on a quarterly basis, the data for the full-year periods for active customers and average revenue per active customer is not meaningful, and therefore both metrics are only presented on a quarterly basis herein.
Our Services
Our journey began in digital cross-border remittances, and we continue to evolve and develop a portfolio of broader financial services. We designed and built a mobile-centric suite of products to address our customers’ discrete financial services needs, many of which are not met by legacy institutions.
Digital Cross-Border Remittances
We provide a digital cross-border remittance product that is accessible via our mobile app or the web. Our customers are able to set up an account and start sending money to international recipients on our platform without visiting physical agents, generally within minutes. Recipients can receive funds in multiple ways using our diversified and global disbursement network. Our customers and their families can also track the status of their transactions in real time. Today, over 90% of our customers engage with us via our mobile app, shifting what traditionally required waiting in line to speak with an agent to the palm of their hands. Providing our customers with a convenient, easy, and safe mobile experience underpins our approach to product development, marketing, and customer success.
Historically and at the present time, substantially all of our revenue is generated from digital cross-border remittances.
Remitly for Developers
We serve business customers through Remitly for Developers, our remittance-as-a-service offering that strategically leverages our custom-built global network and compliance and regulatory infrastructure. With Remitly for Developers, businesses and their developers can integrate this network and infrastructure into their existing applications and websites through our APIs, in exchange for fees and foreign exchange markups paid to us by our business customers to utilize our network. This enables them to offer digital cross-border payments to their customers in emerging markets.
Digital Banking Services
In partnership with Sunrise Banks N.A (“Sunrise”), we launched Passbook, a digital banking service available through a mobile app and uniquely designed for immigrants. Passbook promotes financial access by giving our customers a new way to store, spend and send money in a manner that is secure and compliant. With Passbook, our customers have access to banking services that don’t require them to pay account or international transaction fees, and they can personalize their Visa debit cards. With tailored Know Your Customer (“KYC”) and identity verification processes using our existing technology platform, they can sign up for a Passbook account in under ten minutes. We generate revenue through interchange fees from the bank partners to whom we market these financial services.
Technology
Our Technology Platform
Our technology platform is purpose-built to power our mobile-centric suite of products, connect our global network, localize our marketing, products and experiences, and drive our data-driven approach.
Given the scale of our business and the complexity of digital cross-border payments, our technology platform has broad and complex capabilities and, together with our data, gives us a unique advantage in understanding our customers. Our technology platform is comprised of the following:
•Core transaction engine that underpins the entire transaction lifecycle from pricing and foreign currency, to funding, processing, and, ultimately, to disbursement;
•Customer experience engine with corridor-specific user journeys and multilingual self-service or real-time support;
•Disbursement system for partner integrations that supports a diverse set of delivery methods for recipients in over 135 countries;

•Marketing technology stack that enables our marketing team to efficiently operate and improve the quality of our customer experiences by supporting our localization strategies and efficiently capturing and analyzing data to ensure maximum long-term return on our marketing investments; and
•Our electronic KYC, machine learning-based fraud scoring and payment authentication processes that all take place in real-time to give our customers immediate feedback and are in compliance with highly complex and continuously evolving global and local regulations.
Customer Experience
We strive to optimize customer experience and to make each interaction on our mobile app intuitive and as friction-free as possible. New customers who have their information at hand can initiate a transaction in just minutes after setting up their account and adding their recipient’s information. Below are the key steps of a transaction from account log-in to transaction confirmation.
•Account set-up and log-in. Customers can quickly set up an account on our app by entering their relevant personal information and documentation in a way that is designed to be secure. They then link their choice of payment methods including their bank account, credit card or debit card, and certain alternative payment methods. We also employ biometric login to reduce ongoing password friction. Our customers enjoy increased security and a faster way to access their transactions.
•Choose the recipient. Our customers can send to an unlimited number of recipients, and adding new ones is easy. To add a new recipient, the customer simply fills in the key information necessary for them to receive funds. The recipient's details only need to be entered one time, making repeat transactions quick and easy.
•Speed of delivery. In the vast majority of our customers’ transactions, after selecting their recipient, our customers have the flexibility to select the delivery speed within the product. Our express option optimizes for speed by leveraging our customer’s debit or credit card payment methods while our economy option delivers within a few days and allows customers to optimize for price.
•Delivery method. Our global network of partners allows us to offer a rich selection of digital delivery methods, including bank deposits and mobile wallets as well as traditional delivery methods such as cash pickup, where a recipient can conveniently collect the money sent at a nearby location using a picture ID and a transaction reference number. We also offer the convenience of home delivery in certain markets to further extend the accessibility of our customers’ recipients.
•Transaction confirmation. We provide peace of mind with our Perfect Delivery Promise, which includes a projection of the exact date and time for delivery of funds. In addition, we believe we are the only scaled provider in the remittance market to provide a money back guarantee on timely delivery, a feature we are incredibly proud to stand behind. Both our customer and the recipient receive notifications at key stages of the transaction process, including initiation and completion. Our customers also receive a transparent breakdown of their transaction costs.
We invest substantial time, energy, and resources to ensure we have a deep understanding of our customers’ needs, and we continually innovate to deliver value-added products and services through our platform. We therefore have significant resources dedicated to technology and development across multiple teams including product, engineering, design, analytics, compliance, marketing, and customer service. These teams are responsible for the design, development, and testing of our platform and services. We focus the majority of our investment on developing new functionality and further enhancing the usability, reliability, and performance of our platform and services.

Our Network
Our global network of funding and disbursement partners is at the core of our business. Over the last decade, we have strategically expanded our network in existing corridors to provide our customers with increasing disbursement options and in new corridors as part of our expansion strategy. Our partners, including those that are among the most trusted and recognized brands around the world, create a broad and effective payment acceptance (pay-in) and payment delivery (pay-out) ecosystem for our customers:
•Payment acceptance. We have relationships with top tier banks including Barclays, Chase, HSBC, and Wells Fargo, and leading global payment processors including a direct relationship with Visa. These relationships provide our customers an array of payment (or pay-in) options to fund remittances with a bank account, card-based payment, or alternative payment method.
We can accept and settle transfers from hundreds of millions of consumer bank accounts as well as Visa and MasterCard credit and debit cards in the 17 send countries we operate in today. As a digital service, we do not have sending agents who accept cash. We, in turn, do not incur costs or commissions associated with physical agent-based sending and funding.
•Payment delivery. We have access to over 3,600 global disbursement partners including major banks, cash pick-up and mobile wallet partners. These relationships provide our customers with choice of delivery and enable us to send funds within minutes, or even seconds, to more than 3.7 billion bank accounts, over 670 million mobile wallets and alternative payment methods, and approximately 390,000 cash pickup locations (including retail outlets and banks).
We select our disbursement partners based on our recipients’ preferences, quality of service, brand recognition, and co-branding opportunities. Our disbursement partners make us a trusted source of remittances because our customers are typically already familiar with their chosen disbursement partner and recipients feel comfortable receiving money where they regularly bank or shop. In addition, we only select disbursement partners that meet or exceed: (1) our geographic coverage goals in the markets in which they operate, (2) our robust compliance and regulatory requirements, and (3) our specific operating metrics such as credit worthiness and error rates.
Certain of our funding and disbursement partnerships are multi-faceted. For example, a bank can be a payment processor who helps Remitly facilitate payment acceptance, a settlement bank where Remitly deposits customer funds for payment delivery, or a corporate bank providing certain services such as treasury and cash management. In addition, we have redundancies built into our global network for our various partnerships.
Today, our customers primarily send money from the United States, Canada, the United Kingdom, other countries in Europe, Singapore and Australia. Our customers’ recipients are located in over 135 countries around the world; our largest receive countries include Mexico, the Philippines, and India.
What Sets Us Apart
Our Core Pillars
Our brand promise is to bring “peace of mind” into everything we do. We focus on bringing trust, reliability, and a fair and transparent price to cross-border remittances and broader financial services.

To deliver on our brand promise, we have a differentiated approach that aligns with the specific needs and interests of our customers and solves the problems immigrant communities often face in making remittances. There are four core elements to our differentiated approach:
•Providing a Simple and Reliable Way of Sending Money with Our Mobile-Centric Suite of Products. Today, over 90% of our customers engage with Remitly on their mobile phones, shifting what traditionally required an in-person interaction, including waiting in line to speak with an agent, to the palm of their hands. Our mobile app currently has a 4.9 iOS App Store rating with more than 650,000 reviewers and a 4.8 Android Google Play rating with more than 325,000 reviewers. We have achieved this level of engagement and these high ratings by designing mobile-centric products that make the customer experience simple and convenient and give our customers complete peace of mind.
Our mobile app for cross-border remittances provides an easy-to-use, end-to-end process. In just a few minutes, customers are able to set up and send money for the first time with Remitly, and repeat transactions become easier with just five taps. Our customers and their families can also track the status of their transactions in real time. This mobile-centric experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty.
•Conveniently Putting Money Safely in the Hands of Our Customers’ Families, Wherever They Are, by Relying on Our Global Network. Our global network of funding and disbursement partnerships enables us to complete money transfers in over 2,100 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent.

We have partner relationships with global banks and leading payment providers to give our customers an array of payment (or pay-in) options, including with a bank account, card-based payments and alternative payment methods. Our disbursement network provides our customers with various digital and traditional delivery methods and enables us to send (or payout) funds within minutes to more than 3.7 billion bank accounts, over 670 million mobile wallets, and approximately 390,000 cash pickup locations. These partner relationships help drive a better customer experience, including faster transfers, higher acceptance rates, and enhanced reliability.
•Creating Trusted and Personalized Experiences with Our Localization Expertise at Scale. We believe our expertise in localizing our marketing, products, and customer support at scale is a key differentiator and enables us to provide customers with a personalized experience that drives peace of mind. Localization can mean many things. To us, it means speaking with our customers in their preferred language, reaching them through the media channels they frequent, and being culturally relevant through their journey. While our business is global, we recognize the importance of a culturally relevant experience being delivered to our customers and their families in the many countries we serve. We strive to deliver marketing, product, and support experiences that connect with them in meaningful ways. For example, we tailor our customer experience with 14 native languages, and we provide peace of mind with our global customer support team. Additionally, for disbursement of funds, we partner with local brands that are among the most trusted and recognized by our customers and their families.
•Using Our Data-Driven Approach to Better Serve Our Customers and Provide More Value. We have a data-driven approach to how we grow our business, prioritize our investments, and manage our operations. Because our customers initiate transfers digitally, we capture and leverage a body of transaction-related data that provides insight into customer behavior and customer experience. This data and the analytics we perform inform our marketing investments and product development prioritization. In addition, we leverage our data platform and proprietary models to improve our compliance systems and manage pricing, treasury, fraud risk, and customer support.
Strategy
We operate in a large and fragmented market. Based on estimates from the World Bank and the International Monetary Fund, the market for global money transfers was estimated to be approximately $1.6 trillion in total migrant remittance volume in 2021 (including both formal and informal person-to-person channels), and has been growing at over a 5% compound annual growth rate over the past decade, with digital volumes significantly outpacing the rest of the market. In our core serviceable available market, remittance flows to developing countries were expected to reach $589 billion in 2021, according to the World Bank in November 2021. To contextualize the size and importance of this market, according to the United Nations, global remittances are over two times larger than the amount of official development assistance.
As of December 31, 2021, we captured approximately 1% of the total migrant remittance inflow volume. We believe that we can capture a larger share of this market. We also believe that we have a tremendous opportunity to significantly expand our total addressable market by leveraging our trusted brand to offer a broader set of financial services to the 280 million global immigrants and their families.
Our approach to achieving these goals has been rooted from Day 1 in customer centricity, which means deeply understanding our customers’ unique and local needs to provide them with a differentiated experience in remittances and broader financial services. Strategically managing the business from this perspective has been key to our success since the very beginning and forms the frame for the remainder of our strategy, which includes the following focus areas:
•Gain share in existing corridors.
◦Grow our customer base. We plan on expanding our marketing efforts across existing corridors to increase brand awareness with customers and highlight the value of our products and services. We believe this will attract new customers to try Remitly. As we grow our customer base, we expect to benefit from increased operating leverage in the business and more data and insight to enhance our models.
◦Increase customer engagement and drive repeat use. The majority of our customers use our products and services multiple times per month. To further strengthen our customer relationships and brand loyalty, we will continue to enhance our products and services and develop new features to tailor and personalize our customers’ experiences, as we continue to learn what our customers need, in order to optimize our pricing and delivery options. We will also continue to establish new disbursement partnerships and add new payment methods to enhance our cross-border payment remittance experience for current and potential customers in our existing corridors. We expect these initiatives will attract new customers and retain existing customers while leading to larger and more frequent transactions across our growing customer base.
•Expand to new corridors and partner networks. While our global network spans across more than 2,100 corridors around the world, we have plans to increase our reach to thousands of additional corridors. We see an opportunity to generate value by expanding our remittance services more broadly in this way. We expect to leverage our data-driven approach to optimize our pricing, product features, marketing strategies, and customer economics as we expand and grow in these new geographies. Additionally, we expect to leverage our localization expertise and our technology platform to grow the number of disbursement, payment and other partners in our global network and increase the number of direct integrations with such partners.
•Continue expanding into broader financial services. We believe there are enormous opportunities to create a more inclusive financial system that not only encompasses, but caters to the needs of immigrants. We are pursuing these opportunities in two ways.

First, we are using the insights we gain about immigrant customers through our data-driven platform to develop broader financial services and service expansions, such as Passbook and Remitly For Developers. We will continue to invest in our platform in this way, expanding our product and service offerings and our overall technological lead to actualize our opportunities in this area. For example, our Passbook app started with deposit services, and we also plan to build new products and features within the app to provide solutions to a broader array of our customers’ financial services needs.
Second, we will also continue to leverage our global network and infrastructure. We believe that empowering businesses to build on top of our leading distribution and compliance infrastructure, such as through Remitly For Developers, attracts a new set of potential customers and expands economic opportunities in developing markets.
•Pursue strategic partnerships and acquisitions. While our main growth strategy has historically been organic, we may selectively pursue strategic partnerships and acquisitions to accelerate our growth objectives or to enhance our competitive position within existing and new products and markets. For example, in 2021, we extended our partnership with Visa by integrating Visa Direct within our global network, providing our customers with real-time cross-border payments options to more countries around the world. We also acquired a software engineering practice and concluded a second strategic partnership with Coinbase in 2021.
Competition
We operate in a large and highly fragmented market. We have experienced and expect to continue to experience competition from a number of companies, including those who are well-established and may have greater resources, and those who may become meaningful competitors in the future. Our diverse array of competitors generally falls into the following categories:
•Incumbent providers with a scaled legacy footprint. Traditional providers with large networks of brick-and-mortar locations and agents around the world that have been slow to adopt digital solutions.
•Traditional banks. Traditional bank networks that offer a wide variety of financial services, including international remittances, but have limited disbursement options and may have burdensome KYC processes that do not cater to immigrant populations.
•Digital-first cross-border payment providers. Digital-first providers of payments, money transfer and remittance products that aim to be convenient, transparent and affordable, with varying corridor-related focuses, such as developed-to-developing or developed-to-developed markets.
•Emerging players focused on broader financial services. Online-only banks, cryptocurrency players, and other emerging players typically offer a subset of the financial services offered by traditional banks, and generally place a greater emphasis on convenience and user experience.
•Informal person-to-person channels. Bringing cash home when immigrants travel, trusting others to deliver cash back home, established networks of “IOUs” based on documentation or passwords, and other systems of trust-based cash transfers that evade tracking and regulation.
Digital-first companies are increasingly gaining market share from legacy providers and traditional banks. We believe that the principal competitive factors across experience, product, network and technology include:
•Experience:
◦A trusted relationship with customers and their families
◦A simple and convenient customer experience
◦Appealing to customers and their families on a hyper-local level
•Product:
◦Fair and transparent product pricing
◦Speed and certainty of transactions
◦Adjacent suite of digital-first financial services
◦Global and local customer service
•Network:
◦Breadth of global network, including a vast array of easy-to-access disbursement options
◦Ability to accept alternative payment methods
•Technology:
◦Technological differentiation through service availability, performance, scalability, and reliability
◦Efficient fraud, compliance, and regulatory management
◦Ability to innovate
By focusing on the unique needs of immigrants and having a relentless customer focus, we believe that we have built a differentiated and compelling value proposition, and that we compete favorably on the basis of these factors.

Specifically, we believe that our mobile-centric suite of products, our vast global network, our localization expertise at scale, and our data driven approach create sustainable differentiation against competitors.
Regulatory Environment
Our business is subject to a wide range of federal, state, and international laws and regulations in the jurisdictions in which we operate and conduct our activities, including (1) the jurisdictions from which our customers initiate transactions, the majority of which include the United States, Canada, European Economic Area (“EEA”), and the United Kingdom and/or (2) the jurisdictions in which recipients receive disbursements, the majority of which include Mexico, the Philippines, India and other developing countries. These laws and regulations include strict legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, data use, theft and misappropriation and other illicit activity. In addition, such requirements include laws and regulations regarding money transmission licensing, financial services, consumer disclosure and protection, foreign exchange, currency controls, unclaimed property, privacy, and cyber security. The laws and regulations applicable to our business in any given jurisdiction are extensive, complex, frequently changing, increasing in scope, and may impose overlapping and/or conflicting requirements or obligations. For more information, see the section titled “Risk Factors—Legal and Compliance Risks.”
The description of a subset of these laws and regulations that follows is designed to be a summary and is not exhaustive. We have developed and implemented a compliance program, including our anti-money laundering program, comprised of policies and procedures designed to comply with such laws and regulations as they apply to our business. We also monitor these areas closely to continue to adapt our business practices and strategies to help us comply with current and evolving laws and regulations.
Anti-Money Laundering. In the United States, our business is subject to anti-money laundering laws and regulations, including the Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001, as well as similar state laws and regulations. The BSA, among other things, requires companies engaged in money transmission to develop and maintain risk-based anti-money laundering programs, report suspicious activity, and collect and maintain personal information about consumers and all transaction records. These requirements may also apply to our distribution partners and sub-partners. Furthermore, the U.S. Department of the Treasury has interpreted the BSA to require money transmission companies to conduct due diligence and risk-based monitoring of their distribution partners.
Similar anti-money laundering (“AML”) laws and regulations apply to our business internationally, including in the countries where we operate and those where we are licensed (Canada, Ireland, the United Kingdom, Australia, and Singapore). These include laws and regulations to detect and prevent money laundering and terrorist financing, including obligations to collect and maintain information about our users, recordkeeping, reporting and due diligence, and supervision of agents and subagents similar to, and in some cases exceeding, those required under the BSA. We are also, to a lesser extent, impacted by laws and regulations in the other countries in which our disbursement partners operate.
As a money services business, we maintain a stringent AML compliance program that includes internal policies and controls, designation of AML compliance officers for each of our regulated subsidiaries, ongoing employee training and monitoring programs, and annual independent reviews.
Sanctions. Our business must also comply with economic and trade sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) in the United States, the Government of Canada and other sanctions authorities in those jurisdictions in which we operate. These laws and regulations prohibit or restrict transactions in, to or from certain countries, regions or governments, as well as with certain individuals and entities such as traffickers in illegal goods or services, terrorists and terrorist organizations. We have implemented policies, procedures and internal controls that are designed to comply with these economic and trade sanctions programs. These measures include, without limitation, screening certain transactions and customer information against OFAC and other international government watch-lists, blocking funds of OFAC’s list of Specially Designated Nationals and Blocked Persons (“SDNs”) and other persons and entities designated as prohibited persons by international sanctions authorities, including the U.S. Security Council, the European Union, Her Majesty’s Treasury, and other relevant sanctions authorities, and preparing and submitting blocking and other reports as required by relevant authorities.
Anti-Bribery. We are subject to regulations imposed by the Foreign Corrupt Practices Act (“FCPA”) in the United States, the Corruption of Foreign Public Officials Act in Canada (“CFPOA”), the U.K. Bribery Act in the United Kingdom and similar laws in the other jurisdictions in which we or our disbursement partners operate, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of influencing official action or otherwise gaining an unfair business advantage, such as obtaining or retaining business. We maintain a compliance program designed to ensure our compliance with applicable anti-bribery laws and regulations.
Money Transmission and Stored Value Licensing or Registration. We are subject to licensing and registration requirements in relation to our money transmission and stored value issuance activities on a state by state and federal basis in the United States and in almost every other jurisdiction from which our customers initiate transactions, including the United States, Canada, the EEA, the United Kingdom, Australia, and Singapore.
In the United States, we hold licenses to operate as a money transmitter (or its equivalent) in 48 states where such licenses are required, as well as in the District of Columbia. As a licensed money transmitter, we are subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum net worth requirements, customer disclosure requirements, regulatory approval of directors and senior management of the licensed entity, anti-money laundering and sanctions compliance, cybersecurity program requirements, and examination by state regulatory agencies. In connection with certain licenses we hold in the United States, there are also different shareholding thresholds (as low as 10% or more of the total equity in us) that may require a shareholder to obtain regulatory approval prior to exceeding such thresholds.

Outside the United States, our money transmission business is subject to regulation in almost all of the countries and territories in which we offer those services. We are licensed or registered to operate our money transfer services in key jurisdictions including Canada, Ireland (that serves the EEA via the EU passporting process), the United Kingdom, Australia, and Singapore. This list is not exhaustive, as there are numerous other regulatory agencies that may assert jurisdiction over our international business activities.
Under these licensing regimes and associated regulations and supervision, we are subject to requirements such as capital and safeguarding rules, certain consumer protection requirements, IT, and operational security risk management requirements, outsourcing oversight requirements, and periodic regulatory examinations. In certain countries, we are able to serve our customers through the use of disbursement partners instead of obtaining our own license. These entities are typically locally licensed businesses or regulated banks whom we believe are compliant with local laws.
Unclaimed Property. We must also comply with unclaimed property laws in the United States and in other countries where we or our disbursement partners operate. These laws require us to remit to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, such as unpaid money transfers. We hold property subject to unclaimed property laws and we have an ongoing program designed to help us comply with these laws. We are subject to audits with regard to our escheatment practices.
Consumer Disclosure and Consumer Protection. We are subject to laws, regulations and disclosure requirements relating to consumer protection in the United States and other jurisdictions in which we have operations, where such laws and regulations are enforced by numerous government agencies. In the U.S., the Consumer Financial Protection Bureau (the “CFPB”) implements, examines compliance with, and enforces federal consumer protection laws governing financial products and services, including the Remittance Transfer Rule. The Remittance Transfer Rule requirements include (1) a disclosure requirement to provide consumers sending funds internationally from the United States enhanced pre-transaction written disclosures; (2) an obligation to resolve certain errors, including errors that may be outside our control; and (3) an obligation to cancel transactions that have not been completed at a customer’s request. The CFPB has substantial rule-making and enforcement authority to prevent unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a financial product or service. As a larger participant in the market for international money transfers, the CFPB has direct supervisory authority over our business. In addition, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive or abusive acts or practices.
Indirect Regulatory Requirements. As a marketing agent for Sunrise for Passbook, a debit card-linked demand deposit account service offered and issued by Sunrise, we are indirectly subject to the oversight of the banking regulators of Sunrise and responsible for implementing certain aspects of Sunrise's AML program with respect to the Passbook service. We are also subject to U.S. state banking law that prohibits non-banks, including state-licensed money transmitters, from holding themselves out as banks, providing banking services, or marketing, advertising, or soliciting customers in any manner suggesting that we are a bank or engaged in banking services.
Certain of our Remitly For Developers customers may be subject to various regulations and compliance obligations, including those that relate to cryptocurrency, that do not apply directly to us but impact the services that we provide to our customers. In addition, based on our relationships with our disbursement partners, we are, or may be, subject to indirect regulation and examination by our disbursement partners' regulators.
Intellectual Property
Intellectual property and proprietary rights (“IP Rights”) are important to the success of our business. We rely on a combination of copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish, maintain and protect our IP Rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection.
As of December 31, 2021, we owned six U.S. registered trademarks, two pending U.S. trademark applications, 65 foreign registered trademarks and 61 pending foreign trademark applications covering the mark REMITLY, our collapsed Clasped Hand logo, REMITLY (+ Clasped Hand Logo), PASSBOOK BY REMITLY, and Hui Mei Yi (Remitly in Chinese characters). We are pursuing additional trademark registrations to the extent we believe it would be beneficial and cost effective. Additionally, we own common law trademark rights in the above-referenced marks as well as the REMITLY PROMISES DELIVERED (+ Clasped Hand Logo) and PASSBOOK BY REMITLY (+ Clasped Hand Logo) mark in the United States and certain other jurisdictions where common law rights are recognized. We also own several domain names, including www.remitly.com.
We monitor our trademarks and service marks through watch services which notify us when applications for potentially conflicting marks have been filed in the United States and in other jurisdictions. We also enforce our trademarks, service marks, trade names and domain names against infringing third-party trademarks, trade names and domain names by sending cease and desist letters, filing complaints, and commencing administrative, and other legal proceedings in the United States and various other jurisdictions. Although we take steps to protect our trademarks, service marks, trade names and domain names, we cannot be certain that the steps we have taken will be sufficient to prevent others from using or seeking to register our trademarks, service marks, trade names and domain names. Additionally, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop services that compete with ours. Moreover, others may independently develop technologies or services that are competitive with ours or that infringe on, misappropriate, or otherwise violate our IP Rights. Policing the unauthorized use of our IP Rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any administrative or legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming, and may not be successful, even when our rights have been infringed, misappropriated, or otherwise violated.

We also rely upon a substantial amount of intellectual property licensed from third parties, including under certain open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our services.
Although we rely on IP Rights, as well as contractual protections, in our business, we also seek to preserve the integrity and confidentiality of our IP Rights through appropriate technological restrictions, such as physical and electronic security measures. It is also our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties to limit access to, and disclosure and use of, our confidential information and proprietary information. We further control the use of our proprietary technology and intellectual property through provisions in our terms of service. The contractual provisions that we enter into with employees, consultants, disbursement partners, vendors, and customers, however, may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. We also cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology or that our invention assignment agreements will be self-executing.
See Part I, Item 1. Business, in the section titled “Risk Factors—Intellectual Property, Technology, Privacy and Security Risks” for a more comprehensive description of risks related to our IP Rights.
Privacy and Cybersecurity
We collect, use, receive, store, transmit, disclose, and process a wide variety of data and information (including personal information and sensitive personal information) for various purposes in our business. This aspect of our business is subject to numerous industry standards, laws, rules and regulations in the United States and globally. Regulation and proposed regulation in this area has increased significantly in recent years and is expected to continue to do so. Our data handling is also subject to contractual obligations.
In addition to numerous privacy and data protection laws already in place, U.S. states are increasingly adopting laws imposing comprehensive privacy and data protection obligations, which may be more stringent, broader in scope, or offer greater individual rights, with respect to sensitive and personal information than foreign, federal, or other state laws, and such laws may differ from or conflict with each other.
In the U.S., various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act (GLBA), and state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, in June 2018, California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), recently was approved by California voters in the November 2020 election. The CPRA will significantly modify the CCPA, and may create new obligations for us beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement commencing July 1, 2023.
Internationally, many countries have established their own data privacy and security legal framework with which we, our customers and/or partners may need to comply. For example, in Europe, the GDPR took effect on May 25, 2018 and contains numerous requirements and changes from previously existing European law, including more robust obligations on data controllers and processors and more fulsome documentation requirements for data protection compliance programs by companies. As a result of our presence in Europe and our service offering in the European Union, we are subject to the GDPR, which imposes stringent data protection and cybersecurity requirements, and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). Such penalties are in addition to any civil litigation claims by customers and data subjects. We may also face civil claims including representative actions and other class action-type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to a “third country,” including the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.
Additionally, since December 31, 2020, we have been required to comply with both the GDPR and the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global revenues. It is unclear how data transfers between the United Kingdom and the European Union and other jurisdictions will be treated, and the role of the United Kingdom’s supervisory authority is also unclear.
There are a number of pending legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. We expect that our efforts to comply with the GDPR, CCPA, CPRA and other regulatory and legislative requirements will continue to require substantial investments, including investments in compliance processes and technical infrastructure. In addition, some countries are considering or have passed legislation implementing cybersecurity requirements, including requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
Additionally, the GLBA (along with its implementing regulations) restricts certain collection processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines.
Financial technology companies such as us are prone to cyber-attacks by third parties seeking unauthorized access to our data or to disrupt our ability to provide access to our products and services. In addition, computer malware, viruses, social engineering (predominantly phishing attacks), vendor errors, and general hacking have become more prevalent in the industry, have occurred on our systems in the past, and will occur on our systems in the future. We regularly encounter attempts to create false or undesirable accounts or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. Cyber-attacks may cause interruptions to our platform, degrade the user experience, cause users to lose confidence and trust in our platform, impair our internal systems, or result in financial harm to us. Our efforts to protect company data or the information that we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve.
In addition, third parties may attempt to fraudulently induce employees to disclose information in order to gain access to our data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. We are engaged in ongoing privacy and cybersecurity compliance and oversight efforts, including in connection with the requirements of privacy and cybersecurity laws, and other industry standards, and regulatory and legislative requirements. Many of these laws and regulations are subject to change and uncertain and inconsistent interpretation and enforcement, and may conflict with one another, other requirements or obligations, or practices of the features of our services. This could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business, operating results, and financial condition.
For additional information about our privacy, cybersecurity and associated risks, see the section titled “Risk Factors—Intellectual Property, Technology, Privacy and Security Risks.”
Human Capital
Our Team. As of December 31, 2021, we had over 1,800 full-time equivalent employees either working out of our headquarters in Seattle, Washington, at one of our seven other office locations around the world, or remotely. None of our team members are represented by a labor union or are covered by a collective bargaining agreement. We believe the positive relationship between our customers, our team members and our mission-oriented culture differentiates us and is a key driver of our business success. Attracting, recruiting, developing, and retaining diverse talent enables us to deliver on our brand promise to customers and serve our other stakeholders. We are focused on supporting our employees from recruitment and onboarding, to ongoing development, and have implemented programs designed to support their development, engagement, and wellness.
Diversity, Equity, and Inclusion. Diversity, Equity and Inclusion (“DEI”) is deeply rooted in our purpose and mission at Remitly. Our focus every day is to tirelessly deliver for our customers, many of whom may be underrepresented in the countries they've migrated to and have historically been left out of traditional financial systems. Effectively serving millions of customers sending money home to their families in over 135 different countries requires teams of committed individuals who demonstrate a deep level of empathy, genuine curiosity, value varied lived experiences, perspectives and backgrounds and appreciate the different ways we all think, process, present, and operate. Remitly’s working environment and culture are designed to unlock our employees’ best thinking and inspire impact from our diverse teams. All of this is made clear by the way we live our cultural values, as we engage with each other, our customers and the immigrant communities we serve all over the world.
To ensure we create an inclusive culture that embraces the diversity of our employees, we have invested in resources and created programs that encourage continuous learning and constructive dialogue at all levels of our organization, such as executive members co-hosting multiple DEI monthly meetings with our Vice President of Environment Social Governance; creating working groups of senior leaders, managers, and individual contributors focused on improving policies and practices to improve employee development, belonging and hiring; supporting 11 employee resource groups; offering inclusive interview training; and investing in tools that deliver weekly DEI-related learning content to employees.
Employee Engagement and Retention Employee voice and engagement is a cornerstone to how we create a culture of belonging that allows all of us to do our best work to deliver for our customers every day. This includes administering periodic employee engagement surveys, pulse surveys, feedback sessions, office hours, and 1:1s, and applying our cultural values as a common language for feedback and candidate assessment. Our cultural values are also used to coach and celebrate our teammates, and are a central aspect of our onboarding, performance management, and development processes, and help us to attract, inspire, and retain a diverse, world-class team.
Learning and Development. We encourage our employees to aim high and continuously improve not only on the products and services we tirelessly deliver to our customers, but also invest in themselves. We provide our employees with ongoing professional development, educational resources and leadership opportunities, reimbursements for continued education and conference attendance, access to online educational content, mentorship programs, lunch and learn programming, reimbursed travel to our corridor countries, and customer empathy programs and workshops.
Benefits and Compensation. We strive to offer market-competitive compensation and benefits to attract and retain employees for the long-term. Equity ownership is a key element of our total compensation program, allowing employees to share in our successes and aligning their interests with our long-term goals. We believe that providing employees with equity ownership in our company is fundamental to employee engagement and to our employees feeling valued and recognized for their contributions to our company and our mission. We award promotions and performance equity grants based on an employee’s customer and business impact and their demonstration of our values. To ensure fair and equitable pay, we benchmark our employee compensation with external sources and internally inspect for pay parity twice yearly during performance cycles.

We strive to provide comprehensive benefits and services that help meet the unique needs of our employees, including benefits such as medical, dental, and vision insurance, a health savings account with company contribution, family and medical leave, flexible work schedules, paid holidays and flexible vacation, as well as mental health services access to coaching and counseling support, and support for infertility. We offer benefits through Maven so all employees on any path to parenthood have 24/7 access to virtual care, ranging from prenatal support and family planning, to delivery, postpartum, and pediatrics that support diverse family structures. Remitly also participates in the World Professional Association for Transgender Health (WPATH) so our teammates who identify as Transsexual, Transgender, and Gender Nonconforming People have access to the care they need. We sponsor a 401(k) plan that includes a matching contribution and offer financial coaching through a third-party provider, and, upon completion of our initial public offering in September 2021, we adopted an employee stock purchase plan to enable eligible employees to purchase shares of common stock with accumulated payroll deductions at a discount.

Employee Wellness. Employee safety and well-being is paramount to us ever more so in light of the ongoing COVID-19 pandemic. We provide productivity and collaboration tools and resources for employees working remotely, including training and toolkits to help leaders effectively lead and manage remote teams. In addition to expanding our mental health benefits to not only our employees, but also up to 3 dependents in every employee’s household, we also created informal routines that include Wellness Wednesdays and virtual Kitchen Conversations to promote employee connection and wellness through the pandemic. We also provided stipends and a virtual ergonomic assessment program to help employees set up home workspaces.
COVID-19. In response to the COVID-19 pandemic, we announced in March 2020 that most of our employees would have the flexibility to work from home. Since then, some of our employees have returned to working from the office and we expect a portion of employees will continue to work from our offices subject to international and U.S. federal, state and local guidelines. We will also support others working from home on a permanent basis.
Corporate Philanthropy
When immigrant communities have access to financial tools and resources, they change the future for themselves and their loved ones. They also transform the local economies where they live and work, as well as the countries where they send money. Through Remitly’s charitable giving programs, we plan to invest in and support the organizations and coalitions who are committed to improving economic, financial and social inclusion of immigrants and their families. We have also joined Pledge 1%, a global movement that encourages and empowers companies of all sizes and stages to donate 1% of their staff time, product, profit, and/or equity to social good. Our major corporate philanthropy programs include the following:

Pledge 1%. Our Pledge 1% commitment publicly acknowledges our intent to give back and increase social impact, in order to sustainably fund a portion of our corporate social responsibility goals and further our mission to expand financial inclusion for immigrants. As such, in July 2021, our board of directors approved the reservation of up to 1,819,609 shares of our common stock (which was approximately 1.0% of our fully-diluted capitalization as of June 30, 2021) that we may issue to or for the benefit of a 501(c)(3) nonprofit foundation or a similar charitable organization pursuant to our Pledge 1% commitment in equal installments over ten years. On September 10, 2021, we executed the stock donation agreement, where we committed to issue 181,961 shares as the first installment of our Pledge 1% commitment to Remitly Philanthropy Fund, a donor advised fund that is administered on our behalf by Rockefeller Philanthropy Advisors, Inc. On September 28, 2021, the Company donated 181,961 shares of its common stock to Remitly Philanthropy Fund, pursuant to the stock donation agreement. We also have a multifaceted social good program that aligns with our partnership with Pledge 1%. This includes:
Corporate and Employee Giving. In 2021, we funded over $110,000 in financial assistance through our Remitly Scholars Program that helps students at the University of the Philippines pay for school fees, books, food, school supplies and other resources they might need to successfully graduate from college. In addition, in the past year, our employees have collectively donated nearly $125,000 to support immigrant communities impacted by the COVID-19 pandemic globally and anti-racist movements that have supported Black, Asian and Latino communities in the United States.
Product Deployment. When natural disasters and other crises hit, especially in the global south where many of our customers' families reside, we support our customers who need to send money home quickly by providing fee waivers so more of their remittances can be deployed to address immediate needs.
Volunteering. In 2021, we focused on virtual volunteering and engagement and delivered several Employee Action Guides that provide resources for employees to volunteer virtually or engage safely in-person. Employees volunteered as mentors and career coaches, offering time and experience to students entering into the technology field. The Action Guides also provide employees with self-paced learning and mental health resources that can be shared with their online and offline networks.
Civic Engagement. In addition to volunteering, we encourage our employees to use their voice through learning about the civic process, register to vote and learn about how to engage with community leaders to influence change. We hosted workshops to help employees learn about civic engagement and community issues.
Available Information
Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (SEC). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we offer notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases through our investor relations website. We have used, and intend to continue to use, the Investor Relations section of our website at https://ir.remitly.com as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our board committee composition and charters, code of business conduct and ethics, and corporate governance guidelines, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Summary of Risk Factors
Some of the material risks that we face include:
•If we fail to retain or grow our customer base, number of payment corridors, or scope of send and receive countries, our business and operating results will be harmed;
•We partner with third parties to support fulfillment of our service, including risk management, payment processing, customer support, and disbursement, which exposes us to risks outside our direct control;
•If we are not able to innovate, improve existing products, and develop new products that achieve market acceptance, our growth, business, operating results, financial condition and future prospects could be materially and adversely affected;
•Cyber-attacks or data security breaches could result in serious harm to our business, reputation and financial condition;
•We are subject to privacy laws across multiple jurisdictions which are highly complex, overlapping, frequently changing, and which create compliance challenges that may expose us to substantial costs, liabilities, or loss of customer trust. Our actual or perceived failure to comply with these laws could harm our business;
•A security breach of our system could trigger a breach of our agreements with significant partners that we rely on to deliver our services and expose us to significant loss;
•Failure to comply with sanctions laws, anti-terrorist financing laws, anti-money laundering laws, and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences;
•Use of our platform for illegal or fraudulent activities could harm our business, reputation, financial condition, and operating results;
•Our platform is susceptible to fraud, and our business, reputation, financial condition and operating results could be harmed as a result;
•We are exposed to the risk of loss or insolvency if our disbursement partners fail to disburse funds according to our instructions or were to become insolvent unexpectedly or funds are disbursed before customer funds are guaranteed to be sufficient;
•If there is any material change of service terms or loss of coverage in our payment processors and disbursement network, our business could be harmed;
•If our disbursement partners do not provide a positive recipient experience, our business would be harmed;
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements. If we fail to remediate any material weaknesses or otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;
•If one or more of our counterparties, including financial institutions, aggregators, and local cash pick-up institutions where we have cash on deposit, or our lenders and potential hedging counterparties, default on their financial or performance obligations to us or fail, we may incur significant losses; and
•Fluctuations in currency exchange rates could harm our operating results and financial condition.
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
We partner with a variety of third parties to fulfill our services. For example, we integrate third-party technologies into our proprietary KYC and risk management systems and information security program and we also partner with an extensive network of third parties to deliver payment processing for customers and disbursement of funds to recipients. Any failure or disruption to the services provided by these third parties could cause disruption or delay the delivery of our services and negatively impact our customer experience. For example, any natural disaster that affects the ability of our payment processors to process funds could cause delays to our disbursement process and thereby negatively impact our customer experience and cause our express or economy delivery guarantees to fail. Additionally, if a payment processor experiences a service outage or service interruption that results in our being unable to collect funds from customers, our liquidity could be harmed and we may not meet our capital requirements.
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
Our solution is a technology-driven platform that relies on innovation to remain competitive. Our process of developing new features and products is complex and relies upon both internally developed and third-party technologies and services, including artificial intelligence (“AI”) and machine learning, and cloud-based technologies. We may not be able to make product or technological improvements as quickly as demanded by our customers, or to market them effectively, which could harm our ability to attract or retain customers. For example, we have recently launched new products such as Passbook and Remitly for Developers, each of which required investments by us, and may continue to require investments. It is possible that these new products may not return our investment or be profitable, which may have an adverse effect on our business and financial results. Additionally, the majority of our customers access our products through our mobile website and mobile app, and we must ensure that our offerings are optimized for mobile devices and that our mobile apps are interoperable with popular third-party mobile operating systems such as Google Android and Apple iOS. If we are unable to successfully and in a timely fashion innovate and improve our existing products that achieve market acceptance, and continue to deliver a superior customer experience, our growth, business, operating results, financial condition, and future prospects could be materially and adversely affected.
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
For example, some of these competitors may introduce new products or services that render us unable to retain our existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. Our pricing strategy for our cross-border payments may prove to be unappealing to our customers, and our competitors could choose to bundle certain products and services that are competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our revenue and operating results.
In addition, the broader financial services sector is experiencing rapid evolution in technologies and there has recently been significant advancement in the development of neobanking and the exchange of digital assets, or cryptocurrency. In particular, the advancement in the development of cryptocurrencies has led to new entrants in the market for remittances and financial services more generally and could materially impact the remittance and financial services industry in the future. Any failure to timely anticipate changes in customer behavior related to new payment technologies, including a preference by our customers for cryptocurrency usage, or to successfully integrate such technologies into our services could result in a loss of customers and corresponding loss of revenue.

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
Outside the U.S., we provide services to our customers in a variety of ways. In several key jurisdictions, we have obtained licenses to operate as a money services business or payment institution, as applicable. In Canada, we are registered with the Financial Transactions and Reports Analysis Centre of Canada as a money services business. In the United Kingdom, we have obtained a payment institution license from the Financial Conduct Authority and are also registered as a Money Service Business. In Ireland, we have obtained a payment institution license from the Central Bank of Ireland, and such license is recognized across the EEA. In Singapore, we are licensed by the Monetary Authority of Singapore as a major payment institution. In Australia, we are registered as a remittance service provider. We plan to apply for money transmitter licenses or their equivalents in additional jurisdictions. Additionally, in several foreign jurisdictions, we work with disbursement partners to make funds available to recipients. These may be locally licensed businesses or regulated banks whom we believe to be compliant with local laws. If these disbursement partners fail to comply with local laws, we could be required to seek an alternate solution, which could impact our service and our business.
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
We have experienced rapid growth in recent periods in both our headcount and transaction volume, both of which place substantial demands on our management and operational resources. We will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures to manage this growth. For example, in the previous three years, our headcount grew from over 750 employees as of the beginning of 2019, to over 1,800 global employees as of December 31, 2021, and we expect our headcount to continue to grow. Additionally, we may not be able to hire new employees quickly enough to meet our needs or we may fail to effectively integrate, develop, and motivate our new employees. If we cannot efficiently and quickly hire and manage our growing number of employees, our employee morale, productivity, and retention could suffer, and our business and operating results could be materially and adversely affected.
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

If we, our partners, or our industry generally are unable to provide a high-quality and secure customer experience in the various locales in which we operate, our brand could suffer reputational damage and our business results could be harmed.
Our business is largely driven by and reliant on customer trust in our handling of money remittances. The pricing and reliability of our service, the security of personally identifiable and other sensitive information of our customers, and a responsive and effective customer support function are each critical elements for the maintenance of this trust. For example, any significant interruption in either our internal or our partners’ risk management, payment processing or disbursement systems could reduce customer confidence in our services. In addition, any breach, or reported breach, of our systems, our information security policies, or legal requirements that results in a compromise of customer data or causes customers to believe their data has been compromised could have a significant negative effect on our business. Legal claims and regulatory enforcement actions could also arise in response to these events, which would further exacerbate erosion of customer trust and potentially result in operating losses and liabilities. If we are unable to maintain affordable pricing, deliver services reliably and securely, or address customer support issues in an effective and timely manner, our reputation and our business and operating results could suffer material harm. In addition, any erosion in confidence in digital financial service providers as a means to transfer money generally could have a similar negative effect on us.
We transfer large sums of customer funds daily, and are subject to the risk of loss due to errors or fraudulent or illegitimate activities of customers or third parties, any of which could result in financial losses or damage to our reputation and trust in our brand, which would harm our business and financial results.
Our business is subject to the risk of financial losses as a result of operational errors, fraudulent activity, employee misconduct, or other similar actions or errors on our platform or our partners’ platform solutions. We have been in the past, and will continue to be, subject to losses due to software errors in our platform, operational errors by our employees or third-party service providers. For example, incorrect input of payments into a third party processor’s systems has in the past affected the issuance rebates we received from our card services provider, which in turn negatively impacted revenue. In addition, we also are regularly targeted by parties who seek to commit acts of financial fraud, using a variety of techniques, including stolen bank accounts, compromised business email accounts, employee fraud, account takeover, false applications, and check fraud. We are also routinely targeted for illegitimate transactions such as money laundering. These risks are inherently greater for us because our corridors for remittances are generally from developed to developing economies, which have traditionally been highly targeted by bad actors perpetrating fraud or other unwanted activity. The methods used to perpetrate these illegal activities are continually evolving, and we expend considerable resources to monitor and prevent them. Our risk management efforts may not effectively prevent, and we may suffer losses from, these errors and activities and, in some cases, our usual risk allocation agreements and insurance coverages may not be sufficient to cover these losses. We have experienced transaction losses of $29.7 million, or 0.15%, $17.2 million, or 0.14%, and $7.6 million, or 0.11%, of total send volume in connection with such errors, fraud, and misconduct in the years ended December 31, 2021, 2020, and 2019, respectively. We expect that losses of similar or greater magnitude may occur again in the future. If any of these errors or illegitimate or fraudulent activities are significant, we may be subject to regulatory enforcement actions, suffer significant losses or reputational harm and our business, operating results, and financial condition could be adversely affected.
We have a history of operating losses and there is no assurance that our business will become profitable or that, if we achieve profitability, we will be able to sustain it.
We were incorporated in 2011 and we have experienced net losses since inception. We generated net losses of $38.8 million, $32.6 million, and $51.4 million for the years ended December 31, 2021, 2020, and 2019. While we have experienced significant revenue increases in recent periods, we are not certain whether our customer base will continue to expand to the point where we may achieve profitability. If the assumptions we use to plan our business are incorrect or change, or if we are unable to maintain consistent revenue, it may be difficult to achieve and maintain profitability. Our revenue from any prior quarterly or annual periods should not be relied upon as an indication of our future revenue or revenue growth. We have historically spent, and intend to continue to spend, significant funds to further develop and secure our technology platform, develop new products and functionalities, invest in marketing programs to drive new customer acquisition, expand strategic partner integrations, and support international expansion into new payment corridors. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We will also face increased compliance and security costs associated with growth, the expansion of our customer base and corridors, and being a public company. Our history of net losses has also caused us to at times draw on our then-outstanding revolving lines of credit to satisfy our capital requirements and any inability to maintain or secure financing on satisfactory terms could materially and adversely impact our business. Our financial performance each quarter is also impacted by circumstances beyond our control, such as our ability to retain our customers, ability to efficiently attract new customers, corridor mix, revenue mix and seasonality. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may be adversely affected.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $458.6 million, $257.0 million and $126.6 million, and our send volume was over $20.4 billion, $12.1 billion and $7.1 billion, for the years ended December 31, 2021, 2020, and 2019, respectively. Although a large market share for remittance services remains untapped by us, we have recently experienced significant growth in our revenue and send volume. However, even if our revenue continues to increase, we expect that our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business and the return to work as communities around the world recover from the COVID-19 pandemic. Overall growth of our revenue depends on a number of factors, including our ability to:

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
We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. Additionally if we fail to address the risks and difficulties that we face, including those associated with the factors listed above as well as those described elsewhere in this “Risk Factors” section, our growth rate will be adversely affected. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
We expect our revenue mix to vary over time, which could affect our results of operations.
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
As our business continues to rapidly grow, so do the scope and level of risk associated with cyberattacks and data or other information security breaches. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, ransomware, cyber extortion, phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our IT infrastructure and those of third parties with whom we partner could compromise the confidentiality, availability, and integrity of the data in our systems. We have experienced from time to time, and may experience in the future, security incidents due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities.
In particular, because we rely on third-party technology providers in our business, we rely on the cybersecurity practices and policies adopted by these third parties. Our ability to monitor our third-party technology providers’ cybersecurity practices is limited. Our third-party technology providers, disbursement partners and other third parties, including downstream service providers, who have access to our data also may experience these types of events, and we experience additional exposure to these risks through these partners. If bad actors gain improper access to our systems or databases or those of our disbursement partners and other third parties who have access to our data, they may be able to steal, publish, delete, copy, unlawfully, or fraudulently use or modify data, including personal information and/or blackmail us to pay a ransom. A security breach could result in monetary and other losses for us or our customers; identity theft for our customers; the inability to expand our business; additional scrutiny, restrictions, fines or penalties from regulatory or governmental authorities; loss of customers and customer confidence in our services; on-going regulatory oversight, assessments and audits; exposure to civil litigation; a breach of our contracts with lenders or other third parties; liquidity risks or a negative impact on our relationships with our financial services providers; including payment processors; disbursement partners; and other third parties, all which could harm our business, financial condition, and operating results. Also, our reputation could suffer irreparable harm, causing our current and prospective clients to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage; increasing security protection costs; investigating and remediating any information security vulnerabilities; complying with data breach notification obligations and applicable laws; and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and materially and adversely affect our business, financial condition, and operating results. While we maintain insurance policies, our coverage may be insufficient to compensate us for all losses caused by security breaches, and any such security breaches may result in increased costs for such insurance. We also cannot ensure that our existing cybersecurity insurance coverage will continue to be available on acceptable terms or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition, and operating results.
In addition, the trend towards working from home and using private residential networks to access the internet, which has arisen in response to the COVID-19 pandemic and other global economic and labor market conditions, may further exacerbate risks associated with cyberattacks and data security breaches, because we cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices.
For additional information, see the section titled “Risk Factors—Our business is subject to the risks of earthquakes, fires, floods, public health crises, pandemics, and other natural catastrophic events, and to interruption by man-made problems such as cyber-attacks, ransomware internal or third-party system failures, political unrest, market or currency disruptions, and terrorism, which could result in system and process failures and interruptions which could harm our business.”
We are subject to privacy laws across multiple jurisdictions which are highly complex, overlapping, frequently changing, and which create compliance challenges that may expose us to substantial costs, liabilities, or loss of customer trust. Our actual or perceived failure to comply with these laws could harm our business.
The legal and regulatory environment relating to “privacy and data protection laws” (as discussed under “Business—Privacy and Cybersecurity”) continues to develop and evolve in ways we cannot predict, including with respect to technologies such as cloud computing, AI, machine learning, cryptocurrency, and blockchain technology. We have internal and publicly posted policies regarding our collection, processing, use, disclosure, deletion and security of information. Although we endeavor to comply with our policies and documentation, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy policies and other documentation that provide commitments about data privacy and security can subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, financial condition and results of operations. Any failure, or perceived failure, by us to comply with our internal or publicly available privacy or cybersecurity policies or with privacy and data protection laws could result in proceedings or actions against us (including class actions) by data protection authorities, government entities, customers, or others. Such proceedings or actions could subject us to significant fines, penalties, judgments, or negative publicity which may require us to change our business practices, divert resources and the attention of our management and key personnel away from our business operations, increase the costs and complexity of compliance, and materially harm our business. In addition, compliance with inconsistent or new privacy and cybersecurity laws could impact our business strategies and the availability of previously useful data, increase our potential liability, increase our compliance costs, require changes in business practices and policies and adversely impact our business. For additional discussion about privacy and the regulatory environment that we operate in, please see Part I, Item 1, Business, in the section titled “Privacy and Cybersecurity”.
A security breach of our system could trigger a breach of our agreements with partners that we rely on to deliver our services and expose us to significant loss.
Our agreements with third parties, including significant agreements with payment processors, credit card and debit card issuers and bank partners, contain contractual commitments we are required to adhere to related to information security and data privacy compliance. If we experience an incident that triggers a breach of such contractual commitments, we could be exposed to significant liability or cancellation of service under these agreements. The damages payable to the counterparty as well as the impact to our service could be substantial and create significant costs and loss of business. For example, if we experience a security breach with respect to credit card or debit card information that we store, we could be liable to the issuing banks for their cost of issuing new cards and related expenses. In addition, a significant security breach could result in our being prohibited from processing transactions for any of the relevant network organizations, such as Visa or MasterCard, which would harm our business.
Any significant interruption or failure of our system availability, including failure to successfully implement upgrades or new technologies to our mobile app or website, could adversely affect our business, financial, and operating results.
The efficient and uninterrupted operation of technologies that we use to deliver our services is essential for the customer experience. This includes maintaining ready customer access and acceptable load times for our services at all times. Our systems and operations and those of third-party partners have experienced and may experience in the future interruptions or degradation of service availability due to a variety of events including distributed denial-of-service and other cyberattacks, insider threats, ransomware, hardware and software defects or malfunctions, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including pandemics), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. To the extent we cannot effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology platform to maintain sufficient system availability, new or existing customers may seek other services and may not return to our services as often in the future, or at all. If our service is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may lose trust in our service or determine that our services are unreliable or too slow to meet their needs. This would harm our ability to attract new customers and could decrease the frequency with which existing customers use our website and mobile solutions. As a result, our business, financial results and operating results may be harmed.
In addition, our platform is currently vulnerable to downtime should a major physical disaster or other event affect the west coast of the United States, where our cloud services provider is based, and our physical system architecture resides. While we have backups for these systems, our platform would be unavailable for some time were our normal systems to go down. Further, some of our systems are not fully redundant, and our disaster recovery program has not been fully tested and may not be sufficient for all eventualities.

Public scrutiny of internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current services to our customers, thereby harming our business.
The regulatory framework for privacy and security issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, processing, use, storage, transmission, disclosure, deletion, and security of personal information by companies operating over the internet have recently come under increased public scrutiny. Due to the amount of personal information we process and handle as a part of our business, currently applicable laws and the implementation of new laws or amendments have a substantial impact on our operations both outside and in the United States, either directly as a data controller or indirectly through our partnerships and service providers. State, federal and foreign lawmakers and regulatory authorities have increased their attention on the collection and use of consumer data. In addition, many jurisdictions in which we operate have or are developing laws that protect the privacy and security of sensitive and personal information, including, but not limited to, the Gramm-Leach-Bliley Act (“GLBA”), the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act of 2020 (“CPRA”), the United Kingdom’s Data Protection Act 2018 (the “Data Protection Act”), and the European General Data Protection Regulation (“GDPR”).
In addition, we rely on the standard contractual clauses (as promulgated and recently substantially revised by the European Commission), for data transfers from the European Union to the United States. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. For additional discussion about the cybersecurity and privacy regulatory environment that we operate in, see Part I, Item 1, Business in the section titled “Privacy and Cybersecurity”.
The various privacy and cybersecurity laws and regulations with which we must comply are complex and evolving. Compliance with such laws and regulations requires that we expend significant resources, and we cannot guarantee that we will be able to successfully comply with all such privacy and cybersecurity laws and regulations, especially where they do or may in the future conflict with one another, nor can we predict the extent to which such new and evolving regulatory and legal requirements will impact our business strategies and the cost or availability of previously useful data, increase our potential liability, increase our compliance costs, require changes in business practices and policies, or otherwise adversely affect our business. Furthermore, any data breach or a failure by us to comply with the cybersecurity and privacy regulations and laws which we are subject to could result in penalties and fines, or in civil litigation against us, which could have a material adverse effect on our business, including on how we process and use personal data, on our financial condition, and our operating results.
We believe our policies and practices materially comply with applicable privacy guidelines and other applicable laws and regulations under which we are regulated. However, if our belief proves incorrect, if there are changes to the guidelines, laws, or regulations, or their interpretation, or if new regulations are enacted that are inconsistent with our current business practices, our business could be harmed. We may be required to change our business practices, services, security policies or privacy policies, reconsider any plans to expand or operate internationally, or obtain additional consents from our customers before collecting or using their information, among other changes. Changes like these could increase our operating costs and potentially make it more difficult for customers to use our services, resulting in less revenue or slower growth.
If we are unable to adequately protect or enforce our IP Rights, our business, prospects, financial condition, and operating results could be harmed.
The Remitly brand and the trademarks, service marks, trade names, copyrights, domain names, trade dress, patents and trade secrets, and other IP Rights that support that brand are important to our business. We rely on, and expect to continue to rely on, a combination of intellectual property laws, as well as confidentiality, invention assignment, and license agreements with our employees, contractors, consultants, and other third parties with whom we work, to establish and protect our brand, proprietary technology, and other IP Rights. However, effective protection of our IP Rights may not be available in every jurisdiction in which we offer our services and, where such laws are available, our efforts to protect such rights may not be sufficient or effective and such rights may be found invalid or unenforceable or narrowed in scope. If we are unable to prevent third parties from using or offering technologies or services that infringe on, misappropriate or otherwise violate our IP Rights, our business results could be adversely affected.
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
We also rely on our proprietary technology and trade secrets. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer, independently develop, or otherwise obtain and use them. The contractual provisions that we enter into with employees, contractors, consultants, disbursement partners, vendors, and customers may not prevent unauthorized use or disclosure of our proprietary technology or trade secrets and may not provide an adequate remedy in the event of such unauthorized use or disclosure. We also cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology or that our invention assignment agreements will be effective. Moreover, policing unauthorized use of our technologies, services, and intellectual property is difficult, expensive, and time consuming, particularly in countries where the laws and enforcement of said laws may not effectively protect our IP Rights. In addition, we may be unable to determine the extent of any unauthorized use or infringement, misappropriation, or other violation of our services, technologies, or IP Rights. Any failure to adequately protect or enforce our IP Rights, or significant costs incurred in doing so, could materially harm our business, prospects, financial condition and operating results.
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
Assertions by third parties of infringement, misappropriation, or other violations by us of their IP Rights could result in significant costs and substantially harm our business and operating results.
Intellectual property disputes are common in the payments and digital financial services industries. We may become involved in lawsuits to protect or enforce our IP Rights, and we may be subject to claims by third parties that we have infringed, misappropriated or otherwise violated their intellectual property. Some companies in the digital financial services industry, including some of our competitors, own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims against us. Third parties have asserted and may in the future assert claims of infringement, misappropriation, or other violations of intellectual property rights against us. As the number of services and competitors in our market increases and overlaps occur, claims of infringement, misappropriation, and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation, or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management. In addition, an adverse outcome of a dispute may require us to pay substantial damages; cease making, licensing, or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or intellectual property rights; and indemnify our disbursement partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could harm our business, financial condition, and operating results.
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
If we do not or cannot maintain the compatibility of our platform with the most popular mobile, desktop, and tablet device and browser platforms, our revenue and growth prospects may decline.
Our customers access our product offerings increasingly through mobile phones and also through the use of various hardware devices, browser, and software platforms. If any of the device, browser, or software platforms that our product offerings depend upon change features of their application programming interfaces (“APIs”), discontinue their support of such APIs, restrict our access to their APIs, or alter the terms governing their use in a manner that is adverse to our business, we will not be able to provide compatible product offerings, which could significantly diminish the value of our product offerings and harm our business, operating results, and financial condition.
The functionality and popularity of our product offerings depends, in part, on our ability to integrate our systems with the systems of our strategic partners. These strategic partners periodically update and change their systems, and although we have been able to adapt our systems to their evolving needs in the past, there can be no guarantee that we will be able to do so in the future. While we have multiple API integrations and partner redundancies built into our systems, if we are unable to adapt to the needs of our strategic partners’ systems, our remittance transaction process may be interrupted or delayed, and our strategic partners may terminate their agreements with us, leading to a loss of access to large numbers of customers at the same time and consequent negative impact on our growth and customer retention.
We may not be able to enforce our IP Rights throughout the world.
We may be required to protect our proprietary technology in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location due to costs, complexities or other reasons. Filing, prosecuting, maintaining, defending, and enforcing IP Rights on our products, services, and technologies in all countries throughout the world would be prohibitively expensive, and our IP Rights in some countries outside the United States can be less extensive than those in the United States. Competitors may use our technologies in jurisdictions where we have not obtained intellectual property rights to develop their own products and services and, further, may export otherwise infringing, misappropriating or violating products and services to territories where we have intellectual property protection but enforcement is not as strong as that in the U.S. These products and services may compete with our products and services, and our IP Rights may not be effective or sufficient to prevent them from competing.
In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as U.S. laws, and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the United States. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of intellectual property protection. This could make it difficult for us to stop the infringement, misappropriation or other violation of our IP Rights. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Proceedings to enforce our IP Rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our IP Rights in such countries may be inadequate. In addition, changes in the law and legal decisions by U.S. courts and foreign countries may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of our IP Rights. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, and results of operations.
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
We offer our customers the ability to fund transactions utilizing their credit card or debit card. We also offer bank funding and alternative payment methods. Because these are card-not-present/online/non face-to-face transactions, they involve a greater risk of fraud. We also release a small percentage of funded transactions for disbursement prior to our receiving funds from our customers, which exposes us to repayment risk in the event that these customers have insufficient funds in their bank account or are otherwise invalidated. Additionally, we carry chargeback liability for a large portion of disputed card payment transactions. If we are unable to effectively manage our payment and fraud risks, we may be placed on fraud monitoring programs put in place by various payment scheme networks, banking partners, and our business and financial results may be harmed.
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
Similarly, in the EEA, we operate through our Irish subsidiary, which is licensed under the local Irish implementation of the EU Payment Services Directive (“PSD”) Under the PSD, as amended by a revised Payment Services Directive (known as PSD2), and the 4th and 5th Anti-Money Laundering Directive in the EU, our Irish operating company has increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, agent oversight and monitoring requirements, as well as broader supervision by EEA member states. Additionally, the financial penalties associated with the failure to comply with anti-money laundering laws have increased in recent regulation, including the 4th Anti-Money Laundering Directive. Legislation that has been enacted or proposed in other jurisdictions could have similar effects. These laws and other similar legislation enacted or proposed in the United States and other countries have increased and will continue to increase our costs, and in the event that we or our agents are unable to comply, could harm our business, financial condition, results of operations, and cash flows.
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
•require additional consumer protection rights to our customers (including) enhanced disclosures);
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
For example, the Central Bank of Nigeria previously imposed currency controls that limit repatriation of funds with immediate effect, which required money transmission businesses, including us, to make substantial adjustments to payments processes that serve Nigerian consumers. While we believe that we are compliant with our regulatory responsibilities, the legal, political, and business environments in these areas are routinely changing, and subsequent legislation, regulation, litigation, court rulings, or other events could expose us to increased liability, increased operating and compliance costs to implement new measures to reduce our exposure to this liability, and reputational damage. The risk of non-compliance is exacerbated when we introduce new products or services that subject us to new laws and regulations. In addition, as we expand and localize our international activities, we may become increasingly obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate remittances to a growing number of countries, one or more jurisdictions may claim that we are required to comply with their laws. Local regulators may use their power to slow or halt payments to our customers in those jurisdictions. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs and involve considerable delay in the provision or development of our services in a given market, or could require significant and costly operational changes or prevent us from providing any services in a given market. Additionally, external factors such as economic or political instability, or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from disbursement partners or to recoup funds that have been advanced to disbursement partners, and as a result could adversely affect our business, financial condition, results of operations, and cash flows. In addition, the general state of telecommunications and infrastructure in some developing countries, including countries where we have a large number of transactions, creates operational risks for us and our disbursement partners.
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
We are subject to the FCPA, the U.S. Travel Act, the CFPOA, and the U.K. Bribery Act 2010, and may be subject to other anti-bribery laws in countries in which we conduct activities or have customers. We face significant risks if we cannot comply with the FCPA and other anti-corruption laws that prohibit companies and their agents and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, or private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. We have implemented an anti-corruption compliance policy, but we cannot ensure that all of our employees, customers, and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.
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

Our marketing practices rely upon a wide range of referral programs, exchange rate and fee-based promotions, e-mail and social media marketing and direct marketing practices, among other tactics. These marketing practices are subject to a variety of advertising and consumer protection laws and regulatory oversight both in the United States and in Canada, the EEA, the United Kingdom, Australia, Singapore and the other jurisdictions in which we do business. In the United States, some examples of applicable legislation includes the CAN-SPAM Act of 2003, the U.S. Federal Trade Commission guidelines with respect to misleading or deceptive advertising or marketing practices, the Telephone Consumer Protection Act of 1991 (the “TCPA”), state banking laws that prohibit non-banks, including licensed money transmitters, from holding themselves out as banks or providing banking services, the CCPA, the CPRA, which expands upon the CCPA, the Virginia Consumer Data Protection Act (“CDPA”) and Colorado Privacy Act (“CPA”).
These laws are continuously evolving and developing in light of technological change and regulatory objectives. These laws are overseen by regulators at the national, provincial and state level and, in some cases, carry private rights of action that may expose us to class-action and private litigation risk. We are, and, from time to time, we may become, subject to various legal proceedings and regulatory investigation matters and enforcement activities in connection with these laws and regulations. We intend to cooperate fully with such investigations. We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. We believe that our policies and practices comply with applicable marketing and consumer protection laws and regulations. However, if our belief proves incorrect, if there are changes to the guidelines, laws, regulations, or their interpretation, or if new regulations are enacted that are inconsistent with our current marketing practices or customer experience, our business could be harmed or our relationship with our partner banks and other commercial counterparties, could be adversely affected.
Use of social media, endorsers, emails, and text messages may adversely impact our reputation or subject us to fines or other penalties.
We use social media, emails, and text messages as part of our approach to marketing. As social media rules and policies, and laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable rules, policies, laws, and regulations in the use of these channels could adversely affect our reputation or subject us to fines, contractual damages, or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement, misappropriation, or other violation of IP Rights, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, customers, or others. Any such inappropriate use of social media, emails, and text messages could also cause reputational damage.
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
Our services are regulated by state, federal, and international governments, regulators, and agencies. Many of our disbursement partners are banks and are heavily regulated by their home jurisdictions. Our non-bank disbursement partners are also subject to various regulations, including money transfer regulations. We require regulatory compliance as a condition to our continued relationship with our partners, perform due diligence on them, and monitor them periodically with the goal of meeting regulatory expectations. However, there are limits to the extent to which we can monitor their regulatory compliance. Any determination that our disbursement partners or the sub-disbursement partners of our aggregator disbursement partners have violated laws and regulations could damage our reputation and customer trust in our brand and services, and may ultimately lead to regulatory action against us by our regulators. It is possible that in some cases we could be liable for the failure of our disbursement partners to comply with laws or regulations or to operate with sufficient oversight over their disbursement networks, which also could harm our business, financial condition, and operating results.
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
Operational Risks
We are exposed to the risk of loss or insolvency if our disbursement partners fail to disburse funds according to our instructions or were to become insolvent unexpectedly or funds are disbursed before customer funds are guaranteed to be sufficient.
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
We host our platform using third-party cloud infrastructure services, including two facilities located on the west coast of the United States. All of our services utilize resources operated by us through third-party providers including Amazon Web Services (“AWS”), a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS and other third-party providers that we use. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by such providers by maintaining their respective configuration, architecture, and interconnection specifications, as well as the information stored in these data centers and which third-party internet service providers transmit. We have from time-to-time in the past experienced service disruptions, and we cannot assure you that we will not experience interruptions or delays in our service in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize multiple data storage locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, hurricane, cybersecurity attacks, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, and other similar events beyond our control could negatively affect our platform, including any disruptions in light of increased usage during the COVID-19 pandemic. In the event that AWS’ or any other third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate our platform may be impaired and data may be compromised. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct, all of which could lead to data theft or misappropriation. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.
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
We have in the past, and we may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, address additional customer needs, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we have limited experience in acquiring other businesses, and we may not successfully identify desirable acquisition targets, or if we acquire additional businesses, we may not be able to integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, as well as unfavorable accounting treatment and exposure to claims and disputes by third parties, including intellectual property claims. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. In addition, if an acquired business fails to meet our expectations, our business, operating results, and financial condition may suffer.
We may also make significant investments in new products, marketing campaigns, technologies, or services developed solely by us or in conjunction with strategic partners we identify. For example, in February 2020 we launched Passbook (in partnership with Sunrise), an app-based banking service developed by us and designed to partner with other financial institutions for money management specifically for multinational customers. We invested significant time and resources in the project. It is possible that our strategic investments may not become profitable and fail to return our initial investment, and this may have a harmful effect on our business and financial results.
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
•compliance with international laws and regulations, including data privacy and cyber security frameworks similar to the GDPR;
•adapting to doing business in other languages or cultures;
•compliance with local tax regimes, including potential double taxation of our international earnings, and potentially adverse tax consequences due to U.S. and international tax laws as they relate to our international operations;
•compliance with anti-bribery laws, such as the FCPA, the CFPOA, and the U.K. Bribery Act;
•currency exchange rate fluctuations and related effects on our operating results;
•economic and political instability in some countries;
•the uncertainty of protection for IP Rights in some countries and practical difficulties of obtaining, maintaining, protecting, and enforcing rights abroad; and
•other costs of doing business internationally.
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
A substantial amount of our revenue is derived from remittances to Mexico, the Philippines and India and our business could be significantly affected by any adverse changes in these regions.
Historically, our revenue has been substantially derived from remittances to Mexico, the Philippines and India. Remittances sent to these three countries represented approximately 70% of our revenue in the year ended December 31, 2021 and approximately 75% of our revenue in the year ended December 31, 2020. Because these countries account for a substantial portion of our revenue, our business is exposed to adverse regulatory and competitive changes, economic conditions and changes in political conditions in each of these countries. Moreover, due to the concentration of our revenue in these geographies, our business is less diversified and, accordingly, is subject to greater regional risks than some of our competitors.
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
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2020, two material weaknesses in our internal control over financial reporting were identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified included the following:
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
These material weaknesses did not result in a misstatement to the annual consolidated financial statement periods covered by this Annual Report on Form 10-K. However, each of the material weaknesses described above, individually and aggregated could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. As of the date of this Annual Report on Form 10-K, we have not remediated these material weaknesses, as described in more detail in Item 9A within this Annual Report on Form 10-K. We are working to remediate these material weaknesses in our internal controls over financial reporting; however, full remediation could potentially go beyond our next fiscal year.

We continue to focus on remediation efforts and seek improvements to enhance our control environment, which we expect will require significant costs and place significant demands on our financial and operational resources; however, at this time, we cannot provide an estimate of the costs expected to be incurred.
We cannot assure you that the measures that we have taken, and that we will take, to remediate the aforementioned remaining material weaknesses will, in fact, remedy the material weaknesses or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses. If we fail to remediate any material weaknesses or otherwise fail to establish and maintain effective internal controls, our ability to accurately and timely report our financial results could be adversely affected and may result in a restatement of our annual or interim financial statements, which could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.
We have built proprietary financial systems as part of our technology platform. Such systems could become unstable, include defects, experience outages, and include undetected errors, each of which could adversely affect our business and financial results.
Our proprietary financial systems are an integral part of our technology and business platform, which is a complex system composed of many interoperating components and which incorporates other third-party software. We have from time to time found defects or errors in our system and may discover additional defects in the future that could result in financial information unavailability or system disruption. In addition, we have experienced outages on our proprietary financial systems due to circumstances within our control, such as outages due to software bugs or human error. If sustained or repeated, any of these outages could impact the accuracy and completeness of our financial information over several reporting periods. In addition, our release of new software functionality may result in future interruptions in the availability of our financial information. Our financial systems may now, or in the future, contain undetected errors, defects, and vulnerabilities. Errors, defects, outages, vulnerabilities, and other unintended systems issues could result in an interruption in the availability of our financial information, failure to accurately or timely comply with domestic and international regulatory financial reporting obligations, or inaccurate and incomplete financial information, any of which could adversely affect our business and financial results.
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
•the amount and timing of payment for operating expenses, particularly technology and development and marketing expenses;
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
If the revenue generated by new customers differs significantly from our expectations, or if our customer acquisition costs or costs associated with servicing our customers increase, we may not be able to recover our customer acquisition costs or generate profits from this investment.
We invest significant resources in marketing with the aim to acquire new customers and expect to continue to spend significant amounts to acquire additional customers, primarily through online advertising and marketing promotions. When making decisions regarding investments in customer acquisition, we analyze the transaction profit we have historically generated per customer over the expected lifetime value of the customer, and, where relevant, look to the estimated future transaction profit on a long-term basis. Our analysis of the transaction profit that we expect a new customer to generate over his or her lifetime depends upon several estimates and assumptions, including whether a customer will send a second transaction, whether a customer will send multiple transactions in a month, the amount of money that a customer sends in a transaction and the predictability of a customer’s sending pattern. The accuracy of our predictions with respect to transaction profits may be subject to greater variance in new or recently added corridors, as compared to our more established corridors.
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
A number of U.S. states, the U.S. federal government, and foreign jurisdictions have implemented and may impose reporting or recordkeeping obligations on companies that engage in or facilitate e-commerce. A number of jurisdictions are also reviewing whether payment service providers and other intermediaries could be deemed to be the legal agent of merchants for certain tax purposes. Any failure by us to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.
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
We believe that our existing cash, cash equivalents, short-term investments, available borrowing under our revolving credit facility, and expected cash flow from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, since inception through December 31, 2021 and December 31, 2020, the Company has incurred losses from operations, negative cash flows from operations, and had an accumulated deficit of $259.4 million and of $220.7 million, respectively, and has been dependent on equity and debt financing to fund operations. As such, we may require additional capital to respond to business opportunities (including increasing the number of customers acquired or acquisitions), capital needed during high volume sending periods, new capital requirements introduced or required by our regulators and payment processors, challenges, or unforeseen circumstances and may determine to engage in equity or debt financings for other reasons.
We have a $250.0 million revolving credit facility with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent (the “New Revolving Credit Facility”, as defined in Note 6. Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). We may incur additional indebtedness in the future. We expect to rely on the New Revolving Credit Facility to finance a substantial portion of the capital requirements and obligations we are subject to in connection with our remittance business. Additionally, certain borrowings under the New Revolving Credit Facility are subject to variable interest rates. If the interest rate on New Revolving Credit Facility or any alternative financing were to increase, our operating results could be harmed, particularly because we rely on drawings under our line of credit to satisfy regulatory compliance requirements with respect to maintaining sufficient capital. The credit agreement governing our New Revolving Credit Facility contains conditions to borrowing and significant restrictive covenants; any failure to satisfy these conditions to borrowing or covenants could result in us being unable to borrow additional amounts under the New Revolving Credit Facility or having to repay outstanding amounts, and could limit our ability to execute on our business or growth strategies. If we were unable to refinance the New Revolving Credit Facility or enter into an alternative facility on similar terms, we may be unable to meet regulatory compliance requirements with respect to maintaining sufficient capital. Additionally, the restrictive covenants impose significant operating and financial restrictions that may impact our ability to engage in certain transactions or make investments that could be in our long-term best interests. The restrictive covenants also require us to comply with financial maintenance covenants in certain circumstances; our ability to satisfy these covenants can be affected by events beyond our control and we cannot assure you that we will be able to comply. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plans and operations.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results, in the section titled “Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, the valuation of the stock-based awards, including the determination of fair value of our common stock, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
We track certain business metrics with internal tools and do not independently verify such metrics. Certain of our business metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain business metrics, including active customers, send volume and Adjusted EBITDA, which are not independently verified by any third party and are not measured according to GAAP. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our business metrics are not accurate representations of our business performance or customer base; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the business metrics that we track, including metrics that we report, and any new business metrics will also be subject to the foregoing limitations and risks.
General Risks
Our customers and business operations are exposed to macroeconomic conditions and geopolitical forces in developing regions and regions that account for a significant amount of our send volume, which exposes us to risk of loss.
The majority of our total revenue is currently derived from remittances being sent from the United States, Canada, the EEA, the United Kingdom, Australia and Singapore to India, the Philippines, and Mexico and other locations in Latin America, Africa and Asia. In particular, a substantial portion of our send volume is derived from remittances being sent to Mexico, the Philippines and India. As a result, any macroeconomic trends and conditions (including a continued rise in inflation) or geopolitical trends that disrupt these regions or alter their immigration patterns, economic conditions or cultural norms could have an impact on the demand for our services or our ability to provide such services. Any economic or political instability, civil unrest, natural disasters, public health crises, or other similar circumstances affecting these regions could have a disproportionately harmful impact on our business, financial position, and operating results.
In addition, we have recently ceased all transactions to Russia and Belarus due to the armed conflict in Ukraine and resulting economic sanctions against Russia and Belarus. Although remittances to Russia and Belarus do not represent a significant portion of our business, the continuation or escalation of the conflict in Ukraine could have broader geopolitical and macroeconomic consequences and may have an impact to our business beyond the direct impact on Russia and Belarus customers, transactions, and send volume.
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
Changes in U.S. immigration laws or changes in the immigration laws of other jurisdictions that discourage international migration, and political or other events, such as war, terrorism, or public health crises, that make it more difficult for individuals to immigrate to, or work in, the United States or other countries, could adversely affect our gross send volume or growth rate. Sustained weakness in the United States or global economic conditions could reduce economic opportunities for immigrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns are likely to reduce money transfer volumes and harm our operating results.
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
As a result of the COVID-19 pandemic, our business, and the digital financial services industry in general, has seen accelerated growth as digital remittances increasingly became the choice of senders and receivers; however, we have also experienced disruptions, such as the impact on the ability of our customer support and operations teams, both internal and third-party, to service customer needs quickly due to longer wait times and the impact on our ability to hire personnel quickly, that could severely impact our business, our services, global currency exchange rates, local and global labor markets, and the global economy.

The COVID-19 pandemic has created and is likely to continue to create significant uncertainty in global financial markets. To date, the demand for digital remittances has increased during the pandemic, and this has driven a significant acceleration in our new customer growth. However, as the pandemic continues and new variants of the virus emerge, we may experience volatility in customer demand and delayed customer money transfer decisions, which could materially harm our business, operating results, and overall financial performance.
While we have experienced accelerated growth partially driven by the COVID-19 pandemic, the long-term impact of a volatile or worsening COVID-19 pandemic is impossible to predict and may negatively impact the purchasing and money transfer habits of our customers and the operations of our business partners in the future, and may adversely impact our operating results. Cross-border and domestic commerce may be adversely impacted by measures taken by government authorities and businesses globally to contain and limit the pandemic, including travel restrictions, border closures, quarantines, shelter in place and lockdown orders, mask and social distancing requirements, and business limitations and shutdowns. In addition, while we have rapidly expanded our business and improved our operating results during the COVID-19 pandemic, many of our customers, who are primarily immigrants, have also suffered negative financial consequences, including wage and job loss, and have thus had less need for our services. There is no guarantee that those customers who have had less need of our services during the COVID-19 pandemic will return to our platform in the future. To the extent that mitigation measures remain in place or are reinstated for significant periods of time in response to new variants of the virus or other pandemic-related developments, they may adversely affect our business, financial condition, and operating results. In addition, actions that we have taken or may take in the future intended to assist customers impacted by the COVID-19 pandemic may negatively impact our operating results. In particular, we have experienced and may continue to experience adverse financial impacts from a number of operational factors, including, but not limited to:
•Increased cybersecurity and payment fraud risk related to the COVID-19 pandemic, as cybercriminals attempt to profit from stolen or misappropriated data and the disruption in light of increased online banking, e-commerce, and other online activity;
•Challenges to the availability and reliability of our services resulting from changes to our normal operations, including due to one or more clusters of COVID-19 cases occurring at our (or our service providers’) sites or mandatory local lockdown requirements, which have impacted, and may continue to impact our employees, our level of customer service, and/or the systems or employees of our customers and business partners; and
•Increased volume of customer requests for support and regulatory requests and requirements, which could require additional resources and costs to address.
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
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
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
We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of our initial public offering (“IPO”), (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, or (4) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of June 30th, our second fiscal quarter, of such fiscal year.
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
We will continue to incur increased costs as a result of operating as a public company, and our management will continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We may not be able to fully predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
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
The market prices of the securities of newly-public companies, including ours, have historically been highly volatile and will likely continue to be, volatile. In addition to the factors discussed in this Annual Report on Form 10-K, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets;
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
•rumors and market speculation involving us or other companies in our industry or newly public companies;
•announcement by us or our competitors of new products or services (including with respect to cryptocurrency or blockchain technology), commercial relationships, or significant technical innovations;

•acquisitions, strategic partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable or our business;
•lawsuits threatened or filed against us, litigation involving our industry, or both;
•developments or disputes concerning our or other parties’ products, services, or IP Rights;
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
Based upon the information available to us about our shares outstanding as of December 31, 2021, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own a substantial percentage of our outstanding common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
There were 26,883,553 shares of common stock issuable upon the exercise of options or the settlement of RSUs outstanding as of December 31, 2021. We registered all of the shares of common stock issuable upon exercise of outstanding options, RSUs, or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs are settled, subject to the lock-up agreements described above and compliance with applicable securities laws.
There were a total of 164,239,555 shares of our common stock outstanding as of December 31, 2021. All shares of our common stock are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act. Further, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of common stock or to include such shares in registration statements that we may file for us or other stockholders. Sales of our shares pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.
We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
As of December 31, 2021, we occupied facilities in various countries. Substantially all these facilities were leased. Our corporate headquarters are located in Seattle, Washington, where we occupy facilities totaling approximately 37,703 square feet under a lease that expires in December 2022. Other significant leased properties include facilities in Nicaragua, the United Kingdom, the Philippines, Poland, Ireland, and Singapore. We use these facilities for administration, finance, legal, human resources, IT, marketing software engineering, and customer success.

We maintain other leased facilities throughout the world. We intend to procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
Item 3. Legal Proceedings
From time to time, we may be subject to legal or regulatory proceedings and claims in the ordinary course of business, including patent, privacy, cybersecurity, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal or regulatory proceedings that we believe to be material to our business or financial condition. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on the NASDAQ under the symbol “RELY” on September 23, 2021. Prior to that date, there was no public trading market for our common stock. As of March 24, 2022, there were 62 stockholders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future.
Stock Performance
The information in this “Stock Performance” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended.
The following data and graph show a comparison of the cumulative total shareholder return for our common stock, the Russell 2000 Growth Index and the KBW NASDAQ Financial Technology Index from September 23, 2021 through December 31, 2021. This data assumes simultaneous investments of $100 on September 23, 2021 and reinvestment of any dividends. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company Index	9/23/2021	9/30/2021	10/31/2021	11/30/2021	12/31/2021
Remitly Global, Inc.	$100.00	$75.75	$63.20	$49.66	$42.56
Russell 2000 Growth Index	$100.00	$95.97	$100.45	$95.49	$95.87
KBW Financial Technology Index	$100.00	$97.70	$100.21	$92.71	$97.25

Unregistered Sales of Equity Securities and Use of Proceeds
Securities Authorized for Issuance Under Equity Compensation Plans
For information on securities authorized for issuance under our equity compensation plans see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” of this Annual Report on Form 10-K.
Recent Sales of Unregistered Equity Securities
The following sets forth information regarding all unregistered securities sold during the year ended December 31, 2021:
•From January 1, 2021 to December 31, 2021, we granted to our directors, employees, consultants and other service providers options to purchase an aggregate of 8,219,753 shares of common stock under our equity incentive plans, at exercise prices ranging from $2.00 to $14.11 per share, for a weighted-average exercise price of $7.26.
•From January 1, 2021 to December 31, 2021, we issued and sold to our employees, consultants, and other service providers an aggregate of 4,495,889 shares of common stock upon the exercise of stock options under our equity incentive plans, at exercise prices ranging from $0.05 to $6.55 per share, for a weighted-average exercise price of $1.85.
•From January 1, 2021 to December 31, 2021, we granted to our employees, consultants, and other service providers an aggregate of 3,112,492 restricted stock units to be settled in shares of our common stock under our equity incentive plans.
•Between July 2020 and March 2021, we issued an aggregate of 9,622,110 shares of our Series F convertible preferred stock to accredited investors at a purchase price of $9.1456 per share for an aggregate purchase price of approximately $88.0 million, of which approximately $3.0 million was issued during the year ended December 31, 2021. Our Series F convertible preferred stock were converted into an equivalent number of shares of common stock in connection with our IPO.
•In May 2021, we issued 25,759 shares of common stock to a counterparty in connection with an intellectual property license acquisition in reliance on Rule 506(b) pursuant to a waiver, release and license agreement entered into by Remitly, Inc., one of our subsidiaries.
•On September 27, 2021, PayU Fintech Investments B.V. purchased from us 581,395 shares of common stock at a price per share equal to the IPO price of $43.00 in a private placement, for total gross proceeds of approximately $25.0 million.
•On September 30, 2021, we issued 254,014 shares of our common stock upon the net exercise of outstanding warrants to purchase 256,250 shares of our common stock with a weighted-average exercise price of $0.42 per share.
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
Issuer Purchase of Equity Securities
None.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and our audited consolidated financial statements and the related notes. You should read the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
Remitly is a leading digital financial services provider for immigrants and their families in over 150 countries around the world. The combination of our differentiated approach and our relentless focus on meeting the financial services needs of our immigrant communities has resulted in significant customer growth, high customer engagement, rapid send volume and transaction growth, and attractive customer economics built on top of an expansive global network.
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
The trusted relationships we foster with our customers and the repeat nature of their sending behavior has resulted in strong revenue retention rates. This provides a highly predictable reoccurring revenue stream.
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
Costs and expenses
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses, fees paid to payment processors for funding transactions, bad debt expense, chargebacks, fraud prevention and compliance tools.
Reserve for Transaction Losses
The Company is exposed to transaction losses including chargebacks, unauthorized credit card use, fraud associated with customer transactions and other non-fraud related losses. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in accrued expenses and other current liabilities on the consolidated balance sheets. The provision for transaction losses is included as a component of transaction expenses on the consolidated statements of operations.
Customer Support and Operations
Customer support and operations expenses consist primarily of personnel-related expenses associated with the Company’s customer support and operations organization, including salaries, benefits, and stock-based compensation expense, as well as third-party costs for customer support services, and travel and related office expenses. This includes our customer service teams which directly support our customers, consisting of online support and call centers, and other costs incurred to support our customers, including related telephony costs to support these teams, customer protection and risk teams, investments in tools to effectively service our customers, and increased customer self-service capabilities. Customer support and operations expenses also include corporate communication costs and professional services fees.
Marketing
Marketing expenses consist primarily of advertising costs used to attract new customers, including branding-related expenses. Marketing expenses also include personnel-related expenses associated with the Company’s marketing organization staff, including salaries, benefits and stock-based compensation expense, promotions, software subscription services dedicated for use by the Company’s marketing functions, and outside services contracted for marketing purposes.
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development and maintenance of both new and existing products and services, including salaries, benefits and stock-based compensation expense. Technology and development expenses also include professional services fees and costs for software subscription services, predominantly for use by the Company’s technology and development teams.
We believe delivering new functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments to expand our solutions in order to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our technology and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of total revenue from period to period as we expand our technology and development team to develop new solutions and enhancements to existing solutions. In fiscal year 2022, as we invest in our platform including expanding our offerings, improving the user experience and driving geographic expansion, we expect technology and development expense to increase as a percentage of revenue.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for the Company’s finance, legal, human resources, facilities, and administrative personnel, including salaries, benefits and stock-based compensation expense. General and administrative expenses also include professional services fees, software subscriptions, facilities, indirect taxes, and other corporate expenses.
As a result of the closing of our IPO, we have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect general and administrative expenses to increase as a result of these costs to operate as a public company and invest in the long-term growth of the Company.
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
Results of Operations

Comparison of the years ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Revenue	$458,605	$256,956	$201,649	78%
Revenue increased $201.6 million, or 78%, to $458.6 million for the year ended December 31, 2021, compared to $257.0 million for the year ended December 31, 2020. This increase was driven primarily by the growth in send volume for the same time period, which increased $8.4 billion, or 70%, to over $20.4 billion for the year ended December 31, 2021, compared to $12.1 billion for the year ended December 31, 2020, along with an increase in active customers and average revenue per active customer.
Transaction Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Transaction expenses	$191,606	$110,414	$81,192	74%
Percentage of total revenue	42%	43%
Transaction expenses increased $81.2 million, or 74%, to $191.6 million for the year ended December 31, 2021, compared to $110.4 million, for the year ended December 31, 2020. The increase was primarily due to a $66.4 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, a $10.6 million increase in fraud and other losses largely driven by growth in new customers and send volume, and a $4.2 million increase in other transaction expenses, primarily software and tools that support our compliance and risk operations.
As a percentage of revenue, transaction expenses decreased to 42% for the year ended December 31, 2021, from 43% for the year ended December 31, 2020, primarily as a result of lower fraud and other losses, relative to the increase in revenue.
Customer Support and Operations Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Customer support and operations	$45,525	$25,428	$20,097	79%
Percentage of total revenue	10%	10%
Customer support and operations expenses increased $20.1 million, or 79%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increased costs as a result of supporting more active users. The increase was primarily driven by a $9.4 million increase in third-party customer support costs, a $5.8 million increase in internal personnel costs at our sites in the Philippines, Nicaragua, and Ireland that support customer operations, a $3.2 million increase in software and telephony costs as we supported more active customers, and a $1.7 million increase in other operating expenses including customer set up fees and other costs.
As a percentage of revenue, customer support and operations expenses remained flat at 10% for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Marketing Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Marketing	$120,906	$73,804	$47,102	64%
Percentage of total revenue	26%	29%
Marketing expenses increased $47.1 million, or 64%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to an increase of $40.1 million in direct marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $3.8 million driven by a 34% increase in marketing headcount compared to the same period in 2020, as well as a $1.5 million increase in stock-based compensation expense. The increase in marketing expenses was also driven by a $0.7 million increase in other indirect marketing costs, a $0.4 million increase in other expenses including professional fees, a $0.3 million increase in software, and a $0.3 million increase in other employee-related costs.
As a percent of revenue, marketing expenses decreased to 26% for the year ended December 31, 2021, from 29% for the year ended December 31, 2020, as our existing customer base became a larger portion of revenue while our marketing spend was mostly dedicated to acquiring new customers.
Technology and Development Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Technology and development	$64,093	$40,777	$23,316	57%
Percentage of total revenue	14%	16%
Technology and development expenses increased $23.3 million, or 57%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was driven by a $13.4 million increase in personnel related expenses resulting from a 30% increase in headcount compared to the same period in 2020, as well as a $4.8 million increase in stock-based compensation expense. The increase in technology and development expense was also driven by a $3.7 million increase in software costs for employee tools and cloud services due to growth in headcount and volume of transactions, as well as a $0.6 million increase in other employee-related expenses, a $0.4 million increase in professional fees and a $0.4 million increase in facility costs.
As a percentage of revenue, technology and development expenses decreased to 14% for the year ended December 31, 2021, from 16% for the year ended December 31, 2020, as we leveraged our technology platform and infrastructure over a larger revenue and customer base.
General and Administrative Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
General and administrative	$70,941	$31,656	$39,285	124%
Percentage of total revenue	15%	12%
General and administrative expenses increased $39.3 million, or 124%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. Personnel-related expenses increased by $10.0 million, primarily driven by a 56% increase in general and administrative headcount compared to the same period in 2020, as well as a $5.4 million increase in stock-based compensation expense. The increase in our general and administrative headcount over the last year is primarily due to the investments we have made in our human resources, legal, and finance teams to prepare to become a public company. The increase in general and administrative expense was also due to a $7.9 million increase in professional, regulatory, and corporate fees to support the Company in preparing for its IPO, as well as ongoing public company costs, a $6.9 million donation of common stock in September 2021, a $4.9 million increase to other taxes, a $1.9 million increase to other employee-related expenses, a $1.2 million increase in software expense, a $0.8 million increase in facilities expense, and $0.3 million of other costs.
As a percentage of revenue, general and administrative expenses increased to 15% for the year ended December 31, 2021, from 12% for the year ended December 31, 2020, due primarily to the September 2021 donation of common stock in connection with our Pledge 1% and costs related to operating as a public company.
Depreciation and Amortization

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Depreciation and Amortization	$5,256	$4,060	$1,196	30%
Percentage of revenue	1%	2%
Depreciation and amortization increased $1.2 million, or 30%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase is mostly due to an increase in depreciation for internally developed software, computers, and leasehold improvements.
Interest Income

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Interest income	$140	$273	$(133)	(49)%
Interest income decreased by an immaterial amount for the year ended December 31, 2021, compared to the year ended December 31, 2020 due to lower yields on interest-bearing accounts.

Interest Expense

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Interest expense	$(1,256)	$(1,189)	$(67)	6%
Interest expense decreased by an immaterial amount for the year ended December 31, 2021, as compared to the year ended December 31, 2020.
Other Income (Expense), Net

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Other income (expense), net	$3,125	$(1,302)	$4,427	(340)%
Other income (expense), net, increased $4.4 million from other (expense), net, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to foreign exchange remeasurements on transactions associated with high-volume balance sheet balances, and volatility in related currencies including the Mexican peso, Philippine peso, and Colombian peso.
Provision for Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Provision for income taxes	$1,043	$1,163	$(120)	(10)%
The provision for income taxes decreased by an immaterial amount for the year ended December 31, 2021, as compared to the year ended December 31, 2020.
Comparison of the years ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	Percent
Revenue	$256,956	$126,567	$130,389	103%
Revenue increased $130.4 million, or 103%, to $257.0 million for the year ended December 31, 2020, compared to 2019. This increase was primarily driven by growth in active customers, which doubled compared to 2019.
Transaction Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	Percent
Transaction expenses	$110,414	$55,858	$54,556	98%
Percentage of total revenue	43%	44%
Transaction expenses increased $54.6 million, or 98%, for 2020, compared to 2019. The increase was driven by a $37.3 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, a $12.0 million increase in fraud and other losses largely driven by growth in new customers and send volume, and a $5.3 million increase in software and tools that support our compliance and risk operations.
As a percentage of revenue, transaction expenses decreased to 43% for 2020, from 44% for 2019, which was driven primarily by scale benefits as we grew send volume.
Customer Support and Operations Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	Percent
Customer support and operations	$25,428	$17,445	$7,983	46%
Percentage of total revenue	10%	14%

Customer support and operations expenses increased $8.0 million, or 46%, for 2020, compared to 2019. This increase was primarily driven by a $5.5 million increase in third-party customer support costs, a $1.7 million increase in internal personnel costs at our sites in the Philippines and Nicaragua that support customer operations, and approximately $1.0 million increase in software and telephony costs, partially offset by $0.2 million lower travel and office expenses. Although customer support and operations expense growth is typically tied to new customer and active customer growth, these costs grew slower than active customers for 2020, as we experienced absenteeism and delays in hiring due to the COVID-19 pandemic. We also invested in tools to increase customer self-service capabilities, which helped to reduce customer contact rates and drove operational efficiencies.
As a percentage of revenue, customer support and operations expenses decreased to 10% for 2020, from 14% for 2019, which was driven primarily by operational efficiencies coupled with the impact of the COVID-19 pandemic on our ability to service customer demand.
Marketing Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	Percent
Marketing	$73,804	$43,542	$30,262	70%
Percentage of total revenue	29%	34%
Marketing expenses increased $30.3 million, or 70%, for 2020, compared to 2019, due primarily to an increase of $28.1 million in direct marketing expenses, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs, including stock-based compensation expense, increased by $2.1 million, driven by a 41% year-over-year increase in marketing headcount, partially offset by a $0.2 million decrease in compensation expense in 2020, as compared to 2019, due to compensation expenses incurred for our 2019 tender offer. The remaining increase was driven by a $0.3 million increase in other marketing operating expense, primarily indirect marketing.
As a percentage of revenue, marketing expenses decreased to 29% for 2020, from 34% for 2019, as our existing customer base became a larger portion of revenue while our marketing spend was mostly dedicated to acquiring new customers.
Technology and Development Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	Percent
Technology and development	$40,777	$32,008	$8,769	27%
Percentage of total revenue	16%	25%
Technology and development expenses increased $8.8 million, or 27%, for 2020, compared to 2019. This increase was driven by a $7.3 million increase in personnel-related expenses, including stock-based compensation expense, resulting from a 27% year-over-year increase in technology and development headcount, partially offset by a $2.0 million decrease in compensation expense in 2020, as compared to 2019, due to compensation expenses incurred for our 2019 tender offer. The increase in technology and development expenses was also driven by $3.5 million in software costs for employee tools and cloud services due to growth in both headcount and the volume of transactions.
As a percentage of revenue, technology and development expenses decreased to 16% for 2020, from 25% for 2019, as we leveraged our technology platform and infrastructure over a larger revenue and customer base.
General and Administrative Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	Percent
General and administrative	$31,656	$25,658	$5,998	23%
Percentage of total revenue	12%	20%
General and administrative expenses increased $6.0 million, or 23%, for 2020, compared to 2019. This increase was primarily driven by a $6.2 million increase in personnel-related expenses, including stock-based compensation expense, driven by a 52% increase in general and administrative headcount. This increase was partially offset by a $1.8 million decrease in compensation expense in 2020, as compared to 2019, due to compensation expenses incurred for our 2019 tender offer. The growth in general and administrative expenses was also due to an increase of $1.1 million in facilities costs as we expanded our office space in the United Kingdom and Nicaragua, and an increase of $0.5 million in other general and administrative expenses, primarily professional fees and bank fees.
As a percentage of revenue, general and administrative expenses decreased to 12% for 2020, from 20% for 2019, due to economies of scale as our revenue grew faster than our general and administrative expenses.

Depreciation and Amortization

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	Percent
Depreciation and Amortization	$4,060	$2,658	$1,402	53%
Percentage of revenue	2%	2%
Depreciation and amortization increased $1.4 million, or 53%, for 2020, compared to 2019. This increase was primarily driven by an increase in depreciation for internally developed software.
Interest Income

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	Percent
Interest income	$273	$1,111	$(838)	(75)%
Interest income decreased $0.8 million, for 2020, compared to 2019, primarily due to a lower interest rate earned on interest-bearing accounts.
Interest Expense

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	Percent
Interest expense	$(1,189)	$(1,608)	$419	(26)%
Interest expense decreased $0.4 million, for 2020, compared to 2019, primarily due to lower interest expense on our revolving credit facility as a result of lower outstanding borrowings, given the close of our Series F redeemable convertible preferred stock financing in 2020.
Other Expense, Net

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	Percent
Other expense, net	$(1,302)	$(34)	$(1,268)	nm*
*not meaningful
Other expense, net, increased $1.3 million for 2020, compared to 2019, primarily due to foreign exchange remeasurements on transactions associated with high volume balance sheet balances and volatility in related currencies, including the Indian rupee and Mexican peso.
Provision for Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	Amount	Percent
Provision for income taxes	$1,163	$259	$904	349%
The provision for income taxes increased $0.9 million, for 2020, compared to 2019, primarily due to an increase in foreign taxable income in line with business growth in these jurisdictions and changes in U.S. state income tax laws.

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
Active Customers
Active customers, measured as of the three months ended December 31, 2021, 2020, and 2019 were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Active customers	2,836	1,891	948
We believe that the number of our active customers is an important indicator of customer engagement and the overall growth of our business.
Active customers increased to approximately 2.8 million, or 50% growth, year over year. Similar to the increase in 2020, this continued growth in 2021 was primarily due to a continued increase in new customers driven by investments in marketing spend, our seamless user experience, and network expansion.
Active customers increased to 1.9 million for the three months ended December 31, 2020, or 100% growth, compared to the three months ended December 31, 2019. This increase was primarily due to an increase in new customers driven by investments in marketing spend, our seamless user experience, network expansion, and new corridor rollouts, as well as the accelerated digital adoption of remittances as a result of the COVID-19 pandemic.
Send Volume

	Year Ended December 31,
(in millions)	2021	2020	2019
Send volume	$20,448	$12,055	$7,087
We measure send volume to assess the scale of remittances sent using our platform. Our customers mostly send from the United States, Canada, United Kingdom, other countries in Europe, and Australia. The recipients are located in over 135 countries across the globe; the largest receive countries include Mexico, the Philippines, and India.
Send volume increased $8.4 billion, or 70%, to over $20.4 billion for the year ended December 31, 2021, compared to $12.1 billion for the year ended December 31, 2020, largely due to higher transaction volumes from new and existing customers.
Send volume increased to $12.1 billion for 2020, compared to $7.1 billion for 2019, largely due to higher transaction volumes from new and existing customers, partially offset by lower average send amount per active customers. Lower average send amount per active customer in 2020, as compared to 2019, was a result of increasing geographic diversification, and in particular, a mix shift toward corridors with lower average send amounts.
Key Factors Affecting Our Performance
Ability to Retain Our Customers and Maintain High Customer Engagement
Our send volume is primarily driven by existing customers who regularly use our remittance product to send money home. We believe our mobile-first products and superior customer experience encourage high retention and repeat usage, which are important drivers of our performance.
We measure active customers to monitor the growth and performance of our customer base. During the fourth quarter of 2021, 2.8 million customers used Remitly to send money abroad, up 50% from the fourth quarter of 2020. The majority of our active customers send money for recurring, non-discretionary needs multiple times per month, providing a reoccurring revenue stream with high visibility and predictability.
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

We have a history of successfully monitoring customer acquisitions costs and will continue to be strategic and disciplined toward customer acquisition. For example, for performance marketing, we set rigorous customer acquisition targets that we continuously monitor to ensure a high return on investment over the long term, and we can increase or decrease this investment as desired. Customer acquisition costs refer to direct marketing expenses deployed to acquire new customers and primarily includes digital advertising costs.
Corridor Mix
Our business is global and certain attributes of our business vary by corridor such as send amount, customer funding sources, payment options, and transaction frequency. We analyze our business at the corridor level because customer behavior and needs, fees and exchange rates, distribution partners and a variety of other factors are specific to the pairing of particular countries and cannot be generalized across other broader groupings. For example, a period of high growth in receive corridors with large average send amounts, such as India, could disproportionately impact send volume while impacting active customers to a lesser extent. While shifts in our corridor mix could impact the trends in our global business, including send volume and customer economics, our strategy is to manage and optimize each of these corridors over the long term based on their specific dynamics.
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
Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including immigration, trade and regulatory policies, unemployment, inflation, foreign currency fluctuations, and the rate of digital remittance adoption impact demand for our services and the options that we can offer. These factors evolve over time and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, and changes to digital adoption trends may shift the timing and volume of transactions using our service.
Impact of the COVID-19 Pandemic
As a result of the COVID-19 pandemic, our business, and the digital financial services industry in general, has seen accelerated growth, as digital remittances increasingly became the choice of senders and receivers; however, we have also experienced disruptions. In response to the COVID-19 pandemic, government authorities and businesses globally have implemented varying levels of travel restrictions, border closures, quarantines, shelter-in-place and lockdown orders, mask and social distancing requirements, and business limitations and shutdowns. which have contributed to a variety of changes to consumer behavior as well as to government and business practices. Consumer behavior has evolved rapidly to favor forms of commerce that do not require in-person interactions, with acceleration in the shift to digital and contactless forms of payment since the pandemic began in 2020. This has led to rapid customer, transaction, and revenue growth for many financial technology companies including Remitly. These trends have also benefited our business as many new and existing customers were unable or unwilling to travel to countries of origin or physical agents to deliver remittances to loved ones abroad, and as digital remittances have become the choice of senders and receivers. In spite of these trends, there is uncertainty about recent macroeconomic conditions caused, in part, by the pandemic, such as labor shortages and inflation. It remains unclear to what extent these conditions will impact our customers’ behavior.
In some cases, pandemic related measures have also negatively impacted Remitly, including disruptions to workforce stability. Pandemic-related lockdowns have required us to transition part of our workforce to work from home and establish strict health and safety protocols for our offices. Our customer support and operations teams, both internal and third-party, have at times been severely impacted, which affected our ability to service customer needs due to longer wait times during 2021. While operational resiliency measures have evolved and become more mature over the course of the pandemic, financial services support requires secure technology that can be harder to access using work from home technologies and successive lockdowns may still create operational challenges. However, certain operating expenses have grown more slowly than usual due to reduced business travel and the virtualization or cancellation of events. These operating expenses may return to normal growth levels as pandemic restrictions are lifted and we expect that our operating costs will increase in 2022 as business travel and other events resume.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, particularly if new variants of the virus emerge. While we expect the trend towards increased use of digital payments to continue, its velocity may also abate as conditions change. In addition, the impact from new variants and other factors arising from the COVID-19 pandemic could adversely impact the use of our services by our customers, the ability of our employees to perform work, and our business generally, which could have a material adverse impact on our operating and financial results.
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
Non-GAAP Financial Measures
We regularly review the following non-GAAP measure to evaluate our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that this non-GAAP measure provides meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of the non-GAAP measure discussed below may differ from other similarly titled metrics used by other companies, analysts, or investors.
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net loss. Adjusted EBITDA is calculated as net loss adjusted by i) interest expense, net; ii) provision for income taxes; iii) non-cash charge of depreciation and amortization; iv) other expense (income), net, including gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency and v) non-cash stock-based compensation expense, net, as well as vi) non-cash charges associated with our donation of common stock in connection with our Pledge 1% commitment.
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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(38,756)	$(32,564)	$(51,392)
Add:
Interest expense, net	1,116	916	497
Provision for income taxes	1,043	1,163	259
Depreciation and amortization expenses	5,256	4,060	2,658
Foreign exchange (gain) loss	(3,125)	1,302	34
Donation of common stock	6,933	—	—
Stock-based compensation expense, net	17,016	5,264	3,648
Adjusted EBITDA	$(10,517)	$(19,859)	$(44,296)
Adjusted EBITDA improved to $(10.5) million for the year ended December 31, 2021, compared to $(19.9) million for the year ended December 31, 2020, driven by continued acceleration in revenue, as a result of our growing customer base and corresponding increase in send volume, partially offset by higher processing and customer support costs, investments in customer acquisition and our technology platform, and other general and administrative expenses during 2021.
Adjusted EBITDA improved to $(19.9) million for 2020 compared to $(44.3) million for 2019. This improvement was largely due to higher revenue driven by an acceleration in new customer acquisition partially offset by higher transaction and customer support costs, investments in new customer acquisition and our technology platform, other general and administrative expenses, and an increase in expenses that are adjusted from net loss.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads, sales of our redeemable convertible preferred stock, proceeds from our IPO and concurrent private placement, and our $250.0 million New Revolving Credit Facility, which we entered into in September 2021, as well as our prior 2020 Credit Agreement. We had unused borrowing capacity of $231.1 million on our New Revolving Credit Facility as of December 31, 2021. As of December 31, 2021 and December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $403.3 million and $186.7 million, respectively, and funds available under the New Revolving Credit Facility and our previous revolving credit facility, respectively.
We believe that our cash, cash equivalents, and funds available under the New Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new corridors, and the timing of introductions of new products and enhancements of existing products. Furthermore, certain jurisdictions where we operate require us to hold eligible liquid assets, based on regulatory or legal requirements, equal to the aggregate amount of all customer balances. In addition, in the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked securities, and the ownership of our existing stockholders would be diluted. If we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that are unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.
Cash Flows
The following table summarizes our consolidated statements of cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$(18,391)	$(114,209)	$8,435
Investing activities	(4,534)	(4,370)	(7,209)
Financing activities	238,203	122,216	117,017
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
For the year ended December 31, 2021, net cash used in operating activities was $18.4 million, which primarily consisted of a net loss of $38.8 million, as well as unfavorable changes in our operating assets and liabilities of $9.3 million, partially offset by excluding approximately $29.7 million of non-cash charges included within net loss for the period. The main drivers for the unfavorable change in operating assets and liabilities were an increase in disbursement prefunding of $18.1 million, in line with the growth in our business and related to funding disbursement partners for expected send volume over a long holiday weekend, as well as an increase of $17.3 million in customer funds receivable, partially offset by an increase in accrued expenses and other liabilities of $26.1 million due to the timing of cash payments to vendors.
For the year ended December 31, 2020, net cash used in operating activities was $114.2 million, which primarily consisted of changes in our operating assets and liabilities of $91.0 million, as well as a net loss of $32.6 million, excluding $9.3 million of non-cash charges included within net loss for the period. The main drivers for the change in operating assets and liabilities were an increase in disbursement prefunding of $69.7 million related to funding disbursement partners for expected send volume over a long holiday weekend, an increase in customer funds receivable of $20.0 million due to an increase in volume and growth in our business and decrease of customer liabilities of $29.1 million due to timing of disbursements offset by an increase in accrued expenses and other current liabilities of $25.9 million due to timing of settlement of trade liabilities as well as increase in operating expense accruals in line with the growth of the business.
For the year ended December 31, 2019, net cash provided by operating activities was $8.4 million, which primarily consisted of net loss of $51.4 million adjusted for non-cash charges of $6.3 million and net cash inflows of $53.5 million due to changes in our operating assets and liabilities. The main drivers for the change in operating assets and liabilities were a decrease in disbursement prefunding of $17.1 million and an increase in customer liabilities of $54.2 million related to transactions processed from customers but not yet disbursed to recipients, offset by an increase in customer funds receivable of $17.4 million. The changes in these operating assets and liabilities are inline with the growth of the business and were impacted by timing and volume of funding needs and disbursements at the end of 2019.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment and capitalization of internal-use software.
Net cash used in investing activities was $4.5 million for the year ended December 31, 2021 and $4.4 million for the year ended December 31, 2020, primarily related to purchases of property and equipment to support the increase in headcount, and capitalization of internal use software costs.
Net cash used in investing activities for the year ended December 31, 2019 was $7.2 million, which was primarily related to purchases of property and equipment to support the increase in headcount, expansion and improvement of our facilities, and capitalized internal use software costs.
Financing Activities
Cash provided by financing activities consists primarily of proceeds from our IPO and concurrent private placement, as well as previous issuances of redeemable convertible preferred stock, and proceeds from the exercise of stock options. Cash used in financing activities consists primarily of repayments of our revolving credit facility borrowings. In 2019, cash used in financing activities also included repurchases and retirement of common stock and redeemable convertible preferred stock in connection with a tender offer.
Net cash provided by financing activities for the year ended December 31, 2021 of $238.2 million was primarily driven by proceeds from the issuance of common stock upon our IPO and concurrent private placement, net of underwriting discounts and commissions and other offering costs of $305.2 million, as well as proceeds from: the exercise of stock options of $8.3 million, the repayment of a non-recourse promissory note of $3.1 million, and the issuance of Series F redeemable convertible preferred stock, net of issuance costs of $3.0 million. These proceeds were partially offset by repayments of our prior revolving credit facility borrowings of $80.0 million and payments of debt issuance costs on our New Revolving Credit Facility of $1.4 million.
Net cash provided by financing activities for the year ended December 31, 2020 of $122.2 million was primarily driven by proceeds from the issuance of Series F convertible preferred stock of $84.8 million, net of issuance costs, and $35.0 million of proceeds from our revolving credit facility to meet our working capital needs, as well as $2.4 million in proceeds from the exercise of stock options.
Net cash provided by financing activities for the year ended December 31, 2019 of $117.0 million was primarily driven by $129.8 million from the issuance of Series E redeemable convertible preferred stock, net of issuance costs and $9.0 million of net proceeds from our revolving credit facility borrowings to meet our working capital requirements, offset by $2.8 million of cash used to repay our term loan, and further offset by $20.0 million cash used for the repurchase and retirement of common and redeemable convertible preferred stock in connection with a tender offer.
Contractual Obligations and Commitments
Our principal commitments consist of standby letters of credits, long-term leases, and other purchase commitments entered into in the normal course of business. In addition, we routinely enter into marketing and advertising contracts that contractually obligate us to purchase services in the near term, including minimum service quantities, unless we give notice of cancellation based on the applicable terms of the agreements. Most contracts are typically cancelable within a period of less than one year. As of December 31, 2021, we had approximately $3.0 million in total purchase commitments under these arrangements, which includes one multi-year commitment through 2023. For further information on our material commitments refer to Note 6. Debt , Note 14. Commitments and Contingencies and Note 17. Leases in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than 12 months, and are typically month-to-month in nature. As described in the Notes to the Consolidated Financial Statements, we elected not to record leases on our consolidated balance sheet if the lease term is 12 months or less. For further information on our lease arrangements refer to Note 17. Leases in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following critical accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most important to aid in fully understanding and evaluating our reported financial results.
Revenue Recognition
Our revenue is generated on transaction fees charged to customers and foreign exchange spreads between the foreign exchange rate offered to customers and the foreign exchange rate on the Company's currency purchases. Revenue is recognized when control of these services is transferred to our customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration we expect to be entitled to in exchange for services provided. We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, which includes the following steps:
(i)identification of the contract with a customer;
(ii)identification of the performance obligations in the contract;
(iii)determination of the transaction price;
(iv)allocation of the transaction price to the performance obligations in the contract; and
(v)recognition of revenue when, or as, we satisfy a performance obligation.
Revenue is derived from each transaction and varies based on the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was purchased, and the countries to which the funds are transferred. Our contract with customers can be terminated by the customer without a termination penalty up until the time the funds have been delivered to the intended recipient. Therefore, our contracts are defined at the transaction level and do not extend beyond the service already provided.
Our service comprises a single performance obligation to complete transactions for our customers. Using compliance and risk assessment tools, we perform a transaction risk assessment on individual transactions to determine whether a transaction should be accepted. When we accept a transaction and process the designated payment method of the customer, we become obligated to our customer to complete the payment transaction.
We recognize transaction revenue on a gross basis as we are the principal for fulfilling payment transactions. As the principal to the transaction, we control the service of completing payments on our payment platform. We bear primary responsibility for the fulfillment of the payment service, are the merchant of record, contract directly with our customers, control the product specifications, and define the value proposition of our services. We are also responsible for providing customer support. Further, we have full discretion over determining the fee charged to our customers, which is independent of the cost we incur in instances where we may utilize payment processors or other financial institutions to perform services on our behalf. These fees paid to payment processors and other financial institutions are recognized as transaction expenses in the consolidated statements of operations. We do not have any deferred contract acquisition costs.
Stock-Based Compensation
We account for stock-based compensation expense by calculating the estimated fair value of each employee and nonemployee award at the grant date or modification date by applying the Black-Scholes option pricing model. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service period, which is typically the vesting period of the respective award. Forfeitures are recognized in the period in which they occur.
The model utilizes the estimated value of our underlying common stock at the measurement date based on the following assumptions:

Expected term. We calculate the expected term based on the average period the options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the requisite service period and the contractual term of the award.
Expected volatility. We base our estimate of expected volatility on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data.
Risk-free interest rate. The risk-free interest rate used in the model is based on the implied yield currently available for the U.S. Treasury securities at maturity with an equivalent term.
Expected dividend yield. Our expected dividend yield is zero as we have never declared nor paid any dividends and do not currently expect to do so in the future.
Common Stock Valuation
Prior to the completion of our IPO, the fair values of the shares of common stock underlying our stock-based awards were determined by our board of directors, considering numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The values of stock-based awards granted were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
The assumptions we used in the valuation model are based on future expectations combined with management judgment. In the absence of a public trading market for our common stock, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock for financial reporting purposes as of the grant date of each stock option award, including the following factors:
•contemporaneous valuations of our common stock performed by unrelated third-party specialists;
•secondary sales;
•the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•the lack of marketability of our common stock;
•our actual operating results and financial performance;
•current business projections;
•hiring of key personnel and the experience of management;
•our history and the introduction of new services;
•our stage of development;
•the likelihood and potential timing of achieving a liquidity event, such as an initial public offering or a merger or acquisition, given prevailing market conditions;
•liquidity of stock-based awards involving securities in a private company;
•the market performance of comparable publicly traded companies; and
•United States and global capital market conditions.
In valuing our common stock, the fair value of our business was determined using the market approach with input from management. The market approach estimates value based on a comparison of us to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to our financial forecasts to estimate the value of the subject company.
In December 2020, we started using a hybrid method utilizing a combination of the option pricing method or OPM and the probability-weighted expected return method or PWERM, to estimate the value of our common stock. Under the PWERM, the value of a company’s particular equity class is estimated based upon an analysis of future values for the entire enterprise assuming various future outcomes. Share value is based upon the probability-weighted present value of these expected outcomes, as well as the rights of each class of preferred and common stock. We also applied a discount for lack of marketability to account for a lack of access to an active public market.
In addition, we considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange and assigned the transactions an appropriate weighting in the valuation of our common stock. Factors considered include the number of different buyers and sellers, transaction volume, frequency, and timing relative to the valuation date.
In some cases, we considered the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation determined pursuant to one of the methods described above or a straight-line interpolation between the two valuation dates. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date. We utilized this methodology for equity awards which were granted in 2021 up until the completion of our IPO, using the most recent valuation of our common stock, for which contemporaneous valuations were obtained throughout 2021.

Application of these approaches and methodologies involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events.
After the completion of the IPO, the fair value of our common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the NASDAQ. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.
For further disclosure of the assumptions used in determining the grant date fair value of stock-based awards, refer to Note 10. Stock-Based Compensation in the notes to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2., Basis of Presentation and Summary of Significant Accounting Policies, in the notes to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Credit Risk
We have a limited number of pay-in payment processors and therefore we are exposed to credit risk relating to those pay-in payment providers if in the course of a transaction, we were to disburse funds to the recipient but the pay-in payment provider does not deliver our customer’s funds to us (for example, due to their illiquidity). We mitigate this credit risk by engaging with reputable pay-in payment providers and entering into written agreements with pay-in providers allowing for legal recourse. We are also exposed to credit risk relating to many of our disbursement partners when we prefund or remit funds in advance of having collected funds from our customers through our pay-in payment processors, if our disbursement partners fail to disburse funds according to our instructions (for example, due to their insufficient capital). We mitigate these credit exposures by engaging with reputable disbursement partners and performing a credit review before onboarding each disbursement partner. We also periodically review credit ratings or, if unavailable, other financial documentation, of both our pay-in payment providers and disbursement partners. We have not experienced significant losses during the periods presented.
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
As of December 31, 2021 and December 31, 2020, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to all other currencies in which our net loss is generated, would have resulted in a decrease or increase to the fair value of our assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $11.6 million and $9.7 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, the impact on December 31, 2021 as shown in this sensitivity analysis is higher than normal, as the disbursement prefunding balance on December 31, 2021 was $119.6 million due to the need to fund transactions to be paid out over the upcoming long holiday weekend. Both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of transactions sent through our platform. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Remitly Global, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Remitly Global, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 29, 2022
We have served as the Company's auditor since 2016.

REMITLY GLOBAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$403,262	$186,694
Disbursement prefunding	119,627	101,558
Customer funds receivable, net	67,215	50,729
Prepaid expenses and other current assets	17,448	6,350
Total current assets	607,552	345,331
Restricted cash	51	1,381
Property and equipment, net	9,249	9,675
Operating lease right-of-use assets	5,302	5,605
Other non-current assets, net	3,510	997
Total assets	$625,664	$362,989
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$1,210	$4,256
Borrowings	—	80,000
Customer liabilities	70,483	54,819
Accrued expenses and other current liabilities	66,683	39,742
Operating lease liabilities	3,240	2,959
Total current liabilities	141,616	181,776
Operating lease liabilities, non-current	2,907	4,008
Other non-current liabilities	813	827
Total liabilities	145,336	186,611
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, $0.0001 par value per share; 50,000,000 and 132,674,735 shares authorized as of December 31, 2021 and 2020, respectively; zero and 127,082,605 shares issued and outstanding as of December 31, 2021 and 2020, respectively; liquidation preference of zero and $399,815 as of December 31, 2021 and 2020, respectively	—	387,707
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 725,000,000 and 190,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 164,239,555 and 24,289,906 shares issued and outstanding, as of December 31, 2021 and 2020, respectively	16	2
Additional paid-in capital	739,503	8,766
Accumulated other comprehensive income	253	591
Accumulated deficit	(259,444)	(220,688)
Total stockholders' equity (deficit)	480,328	(211,329)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$625,664	$362,989

The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue	$458,605	$256,956	$126,567
Costs and expenses
Transaction expenses(1)	191,606	110,414	55,858
Customer support and operations(1)	45,525	25,428	17,445
Marketing(1)	120,906	73,804	43,542
Technology and development(1)	64,093	40,777	32,008
General and administrative(1)	70,941	31,656	25,658
Depreciation and amortization	5,256	4,060	2,658
Total costs and expenses	498,327	286,139	177,169
Loss from operations	(39,722)	(29,183)	(50,602)
Interest income	140	273	1,111
Interest expense	(1,256)	(1,189)	(1,608)
Other income (expense),net	3,125	(1,302)	(34)
Loss before provision for income taxes	(37,713)	(31,401)	(51,133)
Provision for income taxes	1,043	1,163	259
Net loss	$(38,756)	$(32,564)	$(51,392)
Deemed dividend on redeemable convertible preferred stock	—	—	12,134
Net loss attributable to common stockholders	$(38,756)	$(32,564)	$(63,526)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.64)	$(1.52)	$(2.98)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	60,728,748	21,459,062	21,290,784
__________________
(1) Exclusive of depreciation and amortization, shown separately, above

The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(38,756)	$(32,564)	$(51,392)
Other comprehensive income (loss):
Foreign currency translation adjustments	(338)	557	67
Comprehensive loss	$(39,094)	$(32,007)	$(51,325)
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Year Ended December 31, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	127,082,605	$387,707	24,289,906	$2	$8,766	$591	$(220,688)	$(211,329)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $20	328,026	2,980	—	—	—	—	—	—
Issuance of common stock	—	—	25,759	—	169	—	—	169
Repayment of non-recourse promissory note	—	—	—	—	3,060	—	—	3,060
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(127,410,631)	(390,687)	127,410,631	13	390,674	—	—	390,687
Issuance of common stock upon initial public offering and private placements, net of offering costs, underwriting discounts and commissions	—	—	7,581,395	—	305,191	—	—	305,191
Donation of common stock	—	—	181,961	—	6,933	—	—	6,933
Issuance of common stock upon exercise of warrants	—	—	254,014	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of early exercised options, and vesting restricted stock units	—	—	4,495,889	1	7,420	—	—	7,421
Stock-based compensation expense	—	—	—	—	17,290	—	—	17,290
Other comprehensive loss	—	—	—	—	—	(338)	—	(338)
Net loss	—	—	—	—	—	—	(38,756)	(38,756)
Balance as of December 31, 2021	—	$—	164,239,555	$16	$739,503	$253	$(259,444)	$480,328

	Year Ended December 31, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	117,788,521	$302,873	22,425,112	$2	$1,292	$34	$(188,124)	$(186,796)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $167	9,294,084	84,834	—	—	—	—	—	—
Issuance of common stock in connection with stock option exercises and vesting of early exercised options	—	—	1,864,794	—	2,212	—	—	2,212
Stock-based compensation expense	—	—	—	—	5,262	—	—	5,262
Other comprehensive income	—	—	—	—	—	557	—	557
Net loss	—	—	—	—	—	—	(32,564)	(32,564)
Balance as of December 31, 2020	127,082,605	$387,707	24,289,906	$2	$8,766	$591	$(220,688)	$(211,329)
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
	Year Ended December 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	97,420,191	$173,958	22,595,886	$2	$2,773	$(33)	$(123,746)	$(121,004)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $5,230	22,663,933	129,770	—	—	—	—	—	—
Repurchase and retirement of preferred and common stock in connection with tender offer	(2,295,603)	(855)	(2,053,690)	—	(6,173)	—	(12,986)	(19,159)
Issuance of common stock in connection with stock option exercises and vesting of early exercised options	—	—	1,882,916	—	1,044	—	—	1,044
Stock-based compensation expense	—	—	—	—	3,648	—	—	3,648
Other comprehensive income	—	—	—	—	—	67	—	67
Net loss	—	—	—	—	—	—	(51,392)	(51,392)
Balance as of December 31, 2019	117,788,521	$302,873	22,425,112	$2	$1,292	$34	$(188,124)	$(186,796)
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(38,756)	$(32,564)	$(51,392)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	5,256	4,060	2,658
Stock-based compensation expense, net	17,016	5,264	3,648
Donation of common stock	6,933	—	—
Other	452	2	37
Changes in operating assets and liabilities:
Disbursement prefunding	(18,069)	(69,719)	17,105
Customer funds receivable	(17,282)	(20,028)	(17,410)
Prepaid expenses and other assets	(12,559)	(1,959)	(2,235)
Operating lease right-of-use assets	2,780	2,376	1,997
Accounts payable	(3,035)	4,044	(1,488)
Customer liabilities	16,097	(29,073)	54,182
Accrued expenses and other liabilities	26,071	25,935	3,526
Operating lease liabilities	(3,295)	(2,547)	(2,193)
Net cash (used in) provided by operating activities	(18,391)	(114,209)	8,435
Cash flows from investing activities
Purchases of property and equipment	(1,956)	(2,064)	(5,049)
Capitalized internal-use software costs	(2,578)	(2,306)	(2,160)
Net cash used in investing activities	(4,534)	(4,370)	(7,209)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering and the private placement, net of underwriting discounts and commissions and other offering costs	305,191	—	—
Repayment of non-recourse promissory note	3,060	—	—
Repurchase and retirement of common stock in connection with tender offer	—	—	(7,024)
Repurchase and retirement of redeemable convertible preferred stock in connection with tender offer	—	—	(12,991)
Proceeds from issuance of Series E and F convertible preferred stock, net of issuance costs	2,980	84,834	129,770
Proceeds from exercise of stock options	8,345	2,382	1,034
Payment of debt issuance costs	(1,373)	—	—
Repayment of term loan	—	—	(2,772)
Proceeds from (repayments of) revolving credit facility borrowings, net	(80,000)	35,000	9,000
Net cash provided by financing activities	238,203	122,216	117,017
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(40)	918	329
Net increase in cash, cash equivalents and restricted cash	215,238	4,555	118,572
Cash, cash equivalents, and restricted cash at beginning of period	188,075	183,520	64,948
Cash, cash equivalents, and restricted cash at end of period	$403,313	$188,075	$183,520
Supplemental disclosure of cash flow information
Cash paid for interest	$934	$1,061	$1,563
Cash paid for income taxes	$756	$421	$186
Supplemental disclosure of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,532	$1,523	$8,455
Vesting of early exercised options	482	185	36
Conversion of preferred stock to common stock	390,687	—	—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$403,262	$186,694	$182,354
Restricted cash	51	1,381	1,166
Total cash, cash equivalents and restricted cash	$403,313	$188,075	$183,520
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Notes to Consolidated Financial Statements

1.    Organization and Description of Business
Description of Business
Remitly Global, Inc. (the “Company” or “Remitly”) was incorporated in the State of Delaware in October 2018 and is headquartered in Seattle, Washington, with various other global office locations.
Remitly is a leading digital financial services provider for immigrants and their families in over 150 countries, helping customers send money internationally in a quick, reliable, and more cost-effective manner, by leveraging digital channels and supporting cross-border transmissions across the globe.
Unless otherwise expressly stated or the context otherwise requires, the terms “Remitly” and the “Company” in these notes to the consolidated financial statements refer to Remitly Global, Inc. and its wholly-owned subsidiaries.

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
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Remitly Global, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated financial statements for all periods presented.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition including the treatment of sales incentive programs, reserves for transaction losses, stock-based compensation expense including the estimated fair value per share of common stock, the carrying value of operating lease right-of-use assets, the recoverability of deferred tax assets, and capitalization of software development costs. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Actual results could differ from these estimates and assumptions, and these differences could be material to the consolidated financial statements.
Cash and Cash Equivalents
The Company holds its cash and cash equivalents with financial institutions throughout the world, which management assesses to be of high credit quality. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, so long as the Company has legal title to such amounts held in these accounts. Amounts that are held in accounts for which the Company does not have legal title to are recorded separately in our consolidated balance sheets, typically as disbursement prefunding balances. Cash and cash equivalents consist of cash on hand and various deposit accounts.
Restricted Cash
Restricted cash primarily consists of cash collateral that the Company maintains with various payment processors in connection with its contractual obligation. The Company has relationships with certain payment processors that are responsible for processing the Company’s incoming customer payments. These processors require the Company to maintain certain restricted cash balances as collateral throughout the term of the processor arrangement. As of December 31, 2021 and 2020, the Company had $0.1 million and $1.4 million of restricted cash, respectively.
Restricted cash has been classified as a non-current asset on the consolidated balance sheets as it is not expected to be released within one year of the balance sheet date.

Disbursement Prefunding
The Company maintains relationships with disbursement partners in various countries. These partners are responsible for disbursing funds to recipients. The Company may maintain prefunding balances with these disbursement partners so that they are able to fulfill customer requests. The Company does not earn interest on these balances. The balances are not compensating balances and are not legally restricted. The Company is exposed to the risk of loss in the event the Company’s disbursement partners fail, for any reason, to disburse funds to recipients according to the Company’s instructions. Such reasons could include mistakes by the Company’s disbursement partners in processing payment instructions or failing to correctly classify and process error categories, or insolvency or fraud by the Company’s disbursement partners. The Company maintains a loss reserve for these accounts which is included in accrued expenses and other current liabilities within the consolidated balance sheets. However, historical losses for the disbursement funding accounts have been inconsequential.
Customer Funds Receivable
When customers fund their transactions using credit cards or debit cards, there is a clearing period before the cash is received by the Company from the payment processors of usually one business day. Similarly, when customers provide bank information and authorization for the Company to receive funds via electronic funds transfer, the transactions are submitted via batch and received in cash usually in one to three business days. These card and electronic funds are treated as a receivable from the bank until the cash is received by the Company. The Company does not maintain a reserve as historical losses have not been material.
Foreign Currency Translation
The functional currencies of the Company’s international subsidiaries in Canada, Australia, Ireland, United Kingdom, and Singapore are each country’s local currency. The functional currency of the Company’s international subsidiaries in Poland and Nicaragua is the U.S. dollar. The results of operations for the Company’s international subsidiaries, with functional currencies other than the U.S. dollar, are translated from the local currency into U.S. dollars using the average exchange rates during each period. All assets and liabilities are translated using exchange rates at the end of each period. All equity transactions and certain assets are translated using historical rates. The consolidated financial statements are presented in U.S. dollars.
Fair Value of Financial Instruments
The Company establishes the fair value of its certain assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The carrying values of cash equivalents, disbursement prefunding, customer funds receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, and customer liabilities approximate their respective fair values due to their relative short maturities.
Fair value principles require disclosures regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered fair value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:
Level 1Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.
Level 3Inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which typically include India, Philippines and Mexico. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash or customer funds receivable in the years ended December 31, 2021, 2020, and 2019.
For the years ended December 31, 2021, 2020, and 2019, no individual customer represented 10% or more of the Company’s total revenues. As of December 31, 2021 and December 31, 2020, no individual customer represented 10% or more of the Company’s customer funds receivable.
Deferred Offering Costs
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized and included in other non-current assets on the consolidated balance sheets. Upon completion of the IPO in September 2021, the

Company reclassified $4.3 million of deferred offering costs to additional-paid-in capital offsetting the IPO proceeds. There were no material deferred offering costs recorded as of as of December 31, 2021 and December 31, 2020.
Property and Equipment, Net
Property and equipment is stated at cost, less accumulated depreciation and amortization.
Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Capitalized internal-use software	3 years
Computer and office equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of useful life or remaining lease term
When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the consolidated statements of operations in the period of disposition. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.
Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company adopted ASU No. 2016-02 “Leases - Topic 842” (“ASC 842”) and all subsequent ASUs that modified ASC 842 on January 1, 2020 and elected to apply the guidance to the comparative period. The Company’s lease commitments consist primarily of real estate property under various non-cancellable operating leases that expire between 2021 and 2024. The majority of the leases contain renewal options and provisions for increases in rental rates based on a predetermined schedule or an agreed upon index. If, at lease inception, the Company considers the exercise of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability.
The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Lease classification is determined at the lease commencement date. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is recognized at commencement date based on the present value of lease payments over the lease term. The ROU asset is initially measured at cost, which is based on the lease liability adjusted for lease prepayments, plus any initial direct costs incurred less any lease incentives received. As the rate implicit in most of its leases is not readily determinable, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
The Company utilized certain practical expedients and policy elections available under the lease accounting standard. The Company has elected to combine lease and non-lease components as a single lease component for its real estate leases. The Company also elected not to recognize ROU assets and lease liabilities on its consolidated balance sheets for leases that have a lease term of 12 months or less. The Company recognizes lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.
Lease expense for operating leases is recognized on a straight-line basis over the lease term, which is the non-cancelable term adjusted for any renewal and termination options that are considered reasonably certain. Operating leases are included in operating lease ROU assets, operating lease liabilities, and operating lease liabilities, non-current on the consolidated balance sheets.
During the years ended December 31, 2021, 2020, and 2019, the Company did not have any material finance leases.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset. If impairment exists, the asset is written down to its estimated fair value. During the years ended December 31, 2021, 2020, and 2019, no material impairment of long-lived assets was recorded.
Customer Liabilities
The Company recognizes transactions processed from customers but not yet disbursed to recipients as customer liabilities on the accompanying consolidated balance sheets. Customer liabilities are typically funds in-transit and the duration is typically one to two days.

Revenue Recognition
See Note 3 for information related to the Company’s revenue recognition policy.

Sales Incentives
The Company provides sales incentives to customers in a variety of forms, which includes promotions, discounts, and other sales incentives. Cash incentives given to customers are accounted for as reductions to revenue, up to the point where net historical cumulative revenue, at the customer level, is reduced to zero. Those additional incentive costs that would have caused the customer level revenue to be negative are classified as advertising expenses and are included as a component of marketing expenses. In addition, referral credits given to a referrer are classified as marketing expenses.
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses, fees paid to payment processors for funding transactions, bad debt expense, chargebacks, fraud prevention costs, and costs for compliance tools. See Note 14 for a rollforward of the Company’s reserve for transaction losses for the years ended December 31, 2021, 2020, and 2019.
Reserve for Transaction Losses
The Company is exposed to transaction losses including chargebacks, unauthorized credit card use, and fraud associated with customer transactions and other non-fraud related losses. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in accrued expenses and other current liabilities on the consolidated balance sheets. The provision for transaction losses is included as a component of transaction expenses on the consolidated statements of operations and comprehensive loss.
Customer Support and Operations
Customer support and operations expenses consist primarily of personnel-related expenses associated with the Company’s customer support and operations organization, including salaries, benefits, and stock-based compensation, as well as third-party costs for customer support services, and travel and related office expenses. This includes the Company’s customer service teams which directly support the Company’s customers, consisting of online support and call centers, and other costs incurred to support the Company’s customers, including related telephony costs to support these teams, customer protection and risk teams, and investments in tools to effectively service the Company’s customers, and increased customer self-service capabilities. Customer support and operations expenses also include corporate communication costs and professional services fees.
Marketing
Marketing expenses consist primarily of advertising costs used to attract new customers, including branding-related expenses. Marketing expenses also include personnel-related expenses associated with the Company’s marketing organization, including salaries, benefits, and stock-based compensation, promotions, costs for software subscription services dedicated for use by the Company’s marketing organization, and outside services contracted for marketing purposes.
Advertising Expense
Advertising expenses are charged to operations as incurred and are included as a component of marketing expenses. As noted under “Sales Incentives,” above, advertising expenses also include additional incentive costs that would have caused the customer level revenue to be negative. Advertising expenses totaled $102.9 million, $62.0 million and $33.0 million during the years ended December 31, 2021, 2020, and 2019, respectively, and are used primarily to attract new customers.
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development and maintenance of both new and existing products and services, including salaries, benefits and stock-based compensation. Technology and development expenses also include professional services fees and costs for software subscription services dedicated for use by the Company’s technology and development teams. Technology and development costs are generally expensed as incurred and do not include software development costs which qualify for capitalization as internal-use software. The amortization of internal use-software costs which were capitalized in accordance with ASC 350-40, Intangibles - Goodwill and Other-Internal Use Software, are separately presented under the caption ‘depreciation and amortization’ in our consolidated statements of operations.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for the Company’s finance, legal, human resources, facilities, and administrative personnel, including salaries, benefits, and stock-based compensation. General and administrative expenses also include professional services fees, costs for software subscriptions, facilities costs, indirect taxes, and other corporate expenses.

Capitalized Internal-Use Software Costs
The Company accounts for software development costs incurred in connection with its internal-use software in accordance with ASC 350-40, Intangibles - Goodwill and Other-Internal Use Software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an app has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.
Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Capitalized Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. The Company adopted this new standard prospectively during the fiscal year ended December 31, 2021. For cloud computing arrangements that meet the definition of a service contract, the Company capitalizes implementation costs incurred during the application development stage as a prepaid expense or an other non-current asset and amortizes the costs on a straight-line basis over the term of the associated hosting arrangement and recognized as an operating expense within the consolidated statements of operations. The classification of the expense is determined based on the nature of the hosting arrangement to which the implementation costs relate. Costs related to data conversion, training and other maintenance activities are expensed as incurred. Implementation costs for cloud computing arrangements that meet the definition of a software license are accounted for consistent with software developed or obtained for internal use as detailed further above.
Segment and Geographic Information
See Note 16 for information related to the Company’s segment reporting and geographic information.

Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is computed using the two-class method required for participating securities. All series of the Company’s redeemable convertible preferred stock and early exercised stock options are considered to be participating securities because all holders are entitled to receive dividends on a pari passu basis in the event that a dividend is declared on the common stock.
Under the two-class method, basic net loss per share is computed by dividing net loss adjusted to include deemed dividends on redeemable convertible preferred stock by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shares by the weighted-average number of common shares determined for the basic earnings per share plus the dilutive effect of stock options, restricted stock units (“RSUs”), warrants and redeemable convertible preferred stock. As the Company had losses for the years ended December 31, 2021, 2020, and 2019 all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share.
Stock-Based Compensation
The Company grants equity awards under its equity incentive plans, as well as its employee stock purchase plan (the “ESPP,” as further defined in Note 10). The Company measures stock-based compensation expense for both stock options granted under its equity incentive plans, and purchase rights issued under its ESPP, by calculating the estimated fair value of each employee and nonemployee award at the grant date or modification date by applying the Black-Scholes option pricing model (the “model”). The model utilizes the estimated value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rate, and expected dividend yield of the common stock. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service period, which is typically the vesting period of the respective award; however, in some instances, the vesting percentages differ throughout the service period. Stock-based compensation for restricted stock units are measured based on the fair market value of the Company’s stock on the date of grant. In all instances, the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is legally vested (i.e., the “floor” pursuant to ASC 718). Forfeitures are recognized in the period in which they occur.
The Company calculates the expected term based on the average period the options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the requisite service period and the contractual term of the award.
The Company bases its estimate of expected volatility on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data.
The Company’s expected dividend yield is zero as it has not declared nor paid any dividends during the years ended December 31, 2021, 2020, and 2019 and does not currently expect to do so in the future. The risk-free interest rate used in the model is based on the implied yield currently available in the U.S. Treasury securities at maturity with an equivalent term.

The Company’s 2011 and 2021 equity plans allow for early exercise of employee stock options whereby the option holder is allowed to exercise prior to vesting. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in accrued expenses and other current liabilities in the consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. Any unvested shares are subject to repurchase by the Company at their original exercise price.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that these assets are believed more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations.
Tax benefits for uncertain tax positions are based upon management’s evaluation of the information available at the reporting date. We recognize and measure uncertain tax positions in accordance with GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to recognize interest and penalties related to income taxes as a component of provision for income taxes.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements (“ASU”)
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40),Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Under existing GAAP, there is diversity in practice in accounting for the costs of implementing cloud computing arrangements (CCA) that are service contracts. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also requires the presentation of the amortization of the capitalized implementation costs in the same line item in the consolidated statements of comprehensive loss as the fees associated with the hosting arrangement. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 with early adoption permitted. This ASU was adopted on a prospective basis for the fiscal year ended December 31, 2021. The Company capitalized $1.1 million related to the implementation of cloud computing arrangements and recorded amortization expense of $0.2 million during the year ended December 31, 2021 as a result of the adoption of this ASU.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology pursuant to which loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The consolidated statement of operations would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year with early adoption permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the Board’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users). ASU 2019-12 removes certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 with early adoption permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements. We expect to adopt this ASU on a prospective basis in the first quarter of 2022 and do not expect the adoption to have a significant impact on our financial statements.
There are other new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable. We do not believe any of these accounting pronouncements have had, or will have, a material impact on our consolidated financial statements or disclosures.

3.    Revenue
The Company’s primary source of revenue is generated from its remittance business. Revenue is earned from transaction fees charged to customers and foreign exchange spreads between the foreign exchange rate offered to customers and the foreign exchange rate on the Company's currency purchases. Revenue is recognized when control of these services is transferred to the Company’s customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided. The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers (Topic 606), which includes the following steps:

(1)identification of the contract with a customer;
(2)identification of the performance obligations in the contract;
(3)determination of the transaction price;
(4)allocation of the transaction price to the performance obligations in the contract; and
(5)recognition of revenue when, or as, the Company satisfies a performance obligation.
Customers engage the Company to perform one integrated service — collect the customer’s money and deliver funds to the intended recipient in the currency requested. Payment is generally due from the customer upfront upon initiation of a transaction, when the customer simultaneously agrees to the Company’s terms and conditions.
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
The Company’s service comprises a single performance obligation to complete transactions for the Company’s customers. Using compliance and risk assessment tools, the Company performs a transaction risk assessment on individual transactions to determine whether a transaction should be accepted. When the Company accepts a transaction and processes the designated payment method of the customer, the Company becomes obligated to its customer to complete the payment transaction, at which time a receivable is recorded, along with a corresponding customer liability. None of the Company’s contracts contain a significant financing component.
The Company recognizes transaction revenue on a gross basis as it is the principal for fulfilling payment transactions. As the principal to the transaction, the Company controls the service of completing payments on its payment platform. The Company bears primary responsibility for the fulfillment of the payment service, is the merchant of record, contracts directly with its customers, controls the product specifications, and defines the value proposition of its services. The Company is also responsible for providing customer support. Further, the Company has full discretion over determining the fee charged to its customers, which is independent of the cost it incurs in instances where it may utilize payment processors or other financial institutions to perform services on its behalf. These fees paid to payment processors and other financial institutions are recognized as transaction expenses in the consolidated statements of operations. The Company does not have any capitalized contract acquisition costs.
Deferred Revenue
The deferred revenue balances from contracts with customers were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Deferred revenue, beginning of the period	$1,105	$137	$96
Deferred revenue, end of the period	1,212	1,105	137
Change in deferred revenue during the period	$107	$968	$41
Revenue recognized during the year ended December 31, 2021 from amounts included in deferred revenue at the beginning of the period was $0.3 million. Revenue recognized during the years ended December 31, 2020 and 2019 includes substantially all amounts included in deferred revenue at the beginning of each respective year.
Deferred revenue represents amounts received from customers for which the performance obligations are not yet fulfilled. Deferred revenue for our remittance business is included within accrued expenses and other current liabilities on the consolidated balance sheets as the performance obligations are expected to be fulfilled within the next year. As of December 31, 2021, approximately $0.4 million of other deferred revenue is recorded within other non-current liabilities and relates to an upfront long-term incentive payment received from a customer that will be recognized over the next three years, in line with the underlying performance obligations to which it relates.

Sales Incentives
During the years ended December 31, 2021, 2020, and 2019, payments made to customers resulted in reductions to revenue of $18.1 million, $15.7 million, and $7.9 million, respectively, and charges to sales and marketing expense of $12.0 million, $9.8 million, and $6.1 million, respectively.
4.    Property and Equipment
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Capitalized internal-use software	$9,022	$6,170
Computer and office equipment	4,700	3,422
Furniture and fixtures	1,445	1,390
Leasehold improvements	7,188	6,609
	22,355	17,591
Less: Accumulated depreciation and amortization	(13,106)	(7,916)
Property and equipment, net	$9,249	$9,675
Depreciation and amortization expense related to property and equipment was $5.3 million, $4.1 million and $2.7 million for the years ended December 31, 2021, 2020, and 2019, respectively
Capitalized Internal-Use Software Costs
There has been no impairment of previously capitalized costs during the years ended December 31, 2021, 2020, and 2019.
The Company capitalized $2.9 million, $2.3 million and $2.2 million for internal-use software costs during the years ended December 31, 2021, 2020, and 2019, respectively. The Company capitalized $0.3 million of stock-based compensation costs to internal-use software for the year ended December 31, 2021, and $0.1 million for each of the years ended December 31, 2020 and 2019. The Company recorded amortization expense of $2.5 million, $1.6 million and $0.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Capitalized Cloud Computing Arrangements
The Company capitalized $1.1 million related to the implementation of cloud computing arrangements and recorded amortization expense of $0.2 million during the year ended December 31, 2021. As of December 31, 2021, capitalized costs, net of accumulated amortization, were approximately $0.9 million, of which $0.4 million was recorded within prepaid expenses and other current assets and $0.5 million was recorded within other non-current assets in the Company's consolidated balance sheets.
Amortization expense related to cloud computing arrangements for the year-ended December 31, 2021 was as follows:

December 31,
(in thousands)	2021
Technology and development	$165
General and administrative	22
Total amortization	$187
5.    Fair Value Measurements
There are no financial assets and liabilities that are measured at fair value as of December 31, 2021.
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
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2021, 2020, and 2019.
6.     Debt
Secured Revolving Credit Facility
New Revolving Credit Facility
On September 13, 2021, Remitly Global, Inc. and Remitly, Inc., a wholly owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “New Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent, that provides for revolving commitments of $250.0 million (including a $60.0 million letter of credit sub-facility) and terminated its then-existing 2020 Credit Agreement (as defined below). Proceeds under the New Revolving Credit Facility are available for working capital and general corporate purposes. As part of the refinancing, the Company performed a debt modification analysis, utilizing the borrowing capacity test within ASC 470-50, Debt — Modification and Extinguishment, on a lender-by-lender basis, resulting in the capitalization of $1.4 million of new debt issuance costs incurred in connection with the New Revolving Credit Facility, which were fully paid as of December 31, 2021. Such amounts were capitalized and recorded within other long-term assets, net in the consolidated balance sheet, and will be amortized to interest expense over the term of the New Revolving Credit Facility. The Company previously had $0.5 million of unamortized debt issuance costs associated with its existing Revolving Credit Facility. As a result of the debt modification analysis, the Company will continue to amortize $0.4 million of unamortized debt issuance costs over the term of the New Revolving Credit Facility. The remaining $0.1 million was expensed as a debt extinguishment cost within interest expense in the consolidated statement of operations during the year ended December 31, 2021.

The New Revolving Credit Facility was used to refinance its existing 2020 Credit Agreement. The New Revolving Credit Facility has a maturity date of September 13, 2026. Borrowings under the New Revolving Credit Facility accrue interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the New Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the NYFRB Rate in effect for such day plus 0.50% and (c) the Adjusted LIBO Rate plus 1.00%, subject to a floor of 1.00% plus 0.50% or (2) the Adjusted LIBO Rate (subject to a floor of 0.00%) plus 1.50%. Such interest is payable (a) with respect to Alternate Base Rate loans, the last day of each March, June, September and December and (b) with respect to Adjusted LIBO Rate loans, at the end of each applicable interest period, but in no event less frequently than every three months. In addition, an unused commitment fee, which accrues at a rate per annum equal to 0.25% of the unused portion of the revolving commitments, is payable on the last day of each March, June, September and December.

The New Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements or engage in transactions with affiliates. As of December 31, 2021, financial covenants in the New Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the New Revolving Credit Facility as of December 31, 2021.

The obligations under the New Revolving Credit Facility are guaranteed by the material domestic subsidiaries of Remitly Global, Inc., subject to customary exceptions, and are secured by substantially all of the assets of the borrowers and guarantors thereunder, subject to customary exceptions. Amounts of borrowings under the New Revolving Credit Facility may fluctuate depending upon transaction volumes and seasonality.

As of December 31, 2021, the Company had no outstanding borrowings under the New Revolving Credit Facility and $18.9 million in issued, but undrawn, standby letters of credit. The Company had unused borrowing capacity of $231.1 million under the New Revolving Credit Facility as of December 31, 2021.

2020 Credit Agreement
Since 2013, the Company had access to a variable rate credit facility. In June 2019, the Company refinanced into a new credit agreement, which was further refinanced in November 2020, as discussed below. In connection with the refinancing, the Company repaid the remaining $2.8 million on its then-outstanding term loan. In November 2020, Remitly Global, Inc. and Remitly, Inc., a wholly owned subsidiary of Remitly Global, Inc., as borrower, further modified its then-existing credit agreement (the “2020 Credit Agreement”). Following such modification, the 2020 Credit Agreement provided Remitly, Inc. with access up to $150.0 million in revolving credit facility borrowings (including a $30.0 million letter of credit sub-facility) with a maturity date of November 16, 2023.

Borrowings under the 2020 Credit Agreement were subject to mandatory repayment within 20 business days in an amount necessary to reduce the borrowings, in the aggregate, to an amount less than the Company’s customer funds account maintained with the lender. Interest on borrowings under the 2020 Credit Agreement accrued at a floating rate per annum equal to (i) ABR (defined in the 2020 Credit Agreement as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) 3.25% and (c) the Federal Funds Effective Rate in effect for such day plus 0.50% plus (ii) 1.0%. In addition, an unused revolving line facility fee accrued at a floating rate per annum equal to 0.40% of the unused portion of the line, payable monthly. As of December 31, 2020, the interest rate of the borrowings under the revolving credit facility was 4.25%.

As of December 31, 2020, the Company had outstanding borrowings under the 2020 Credit Agreement of $80.0 million and $9.4 million in issued, but undrawn, standby letters of credit outstanding.

The 2020 Credit Agreement contained customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness, pay dividends, incur encumbrances, make distributions to holders of its capital stock, make investments or engage in transactions with affiliates. Defined events of default included the occurrence of a Material Adverse Effect (as defined in the 2020 Credit Agreement) on the business or financial condition of the Company. Financial covenants included (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which was tested monthly and (2) a requirement to maintain minimum trailing twelve month Consolidated Adjusted EBITDA (as defined in the 2020 Credit Agreement), which was tested quarterly. The Company was in compliance with all financial covenants under the 2020 Credit Agreement as of December 31, 2020.

The obligations under the 2020 Credit Agreement were guaranteed by the material subsidiaries of Remitly Global, Inc., subject to customary exceptions, and were secured by substantially all of the assets of the borrowers and guarantors thereunder, other than intellectual property.

7.    Net Loss Per Common Share
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
Under the two-class method, basic net loss per share is computed by dividing net loss adjusted to include deemed dividends on redeemable convertible preferred stock by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shares by the weighted-average number of common shares determined for the basic earnings per share plus the dilutive effect of stock options, RSUs, common stock warrants and redeemable convertible preferred stock. As the Company reported a net loss, diluted net loss per share was the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive for all periods presented.
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods indicated:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Numerator:
Net loss	$(38,756)	$(32,564)	$(51,392)
Deemed dividend on redeemable convertible preferred stock	—	—	(12,134)
Net loss attributable to common stockholders	$(38,756)	$(32,564)	$(63,526)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	60,728,748	21,459,062	21,290,784
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.64)	$(1.52)	$(2.98)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Years Ended December 31,
	2021	2020	2019
Redeemable convertible preferred stock	—	127,082,605	117,788,521
Common stock warrants	—	256,250	256,250
Stock options outstanding	23,386,942	21,034,424	19,045,751
RSUs outstanding(1)	3,496,611	437,369	—
ESPP	735,282	—	—
Shares subject to repurchase	456,294	1,888,322	1,818,334
Total	28,075,129	150,698,970	138,908,856
(1) A portion of these RSUs were subject to a performance-based vesting condition until September 22, 2021. See Note 10 for details on these awards. Includes 124,026 RSUs which legally vested but were not yet issued as common stock as of December 31, 2021.
8.    Common Stock
As of December 31, 2021, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. Through December 31, 2021 and December 31, 2020, no dividends have been declared or paid by the Company.
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
Warrants
In connection with a previous credit agreement, the Company issued stock warrants to purchase shares of common stock with terms of 10 years, exercisable at any time, and exercise prices ranging from $0.054 to $0.64 per share, subject to standard anti-dilution adjustments. The warrants were recorded as additional paid-in capital and capitalized as debt issuance costs on the consolidated balance sheets. On September 24, 2021, the holders of these stock warrants provided a notice of exercise and on September 30, 2021, warrants to purchase 256,250 shares of common stock were exercised in a cashless exercise, pursuant to the terms of the original warrant agreement, resulting in the issuance of 254,014 shares. There were no warrants outstanding as of December 31, 2021 and there were 256,250 warrants outstanding as of December 31, 2020.
9.    Redeemable Convertible Preferred Stock
Upon completion of the IPO, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 127,410,631, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying value of $390.7 million was reclassified into stockholders’ equity. As of December 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with right and preferences, including voting rights, designated from time to time by the Company’s board of directors.

The following table summarizes information regarding each series of redeemable convertible preferred stock outstanding as of December 31, 2020 (in thousands, except share and per share amounts):

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
During the year ended December 31, 2020, the Company issued 9,294,084 shares of Series F redeemable convertible preferred stock at $9.1456 per share for proceeds totaling $85.0 million, net of issuance costs. During the year ended December 31, 2021, the Company issued 328,026 shares of Series F redeemable convertible stock at $9.1456 per share for proceeds totaling $3.0 million, net of issuance costs.
The terms of Series Seed, Seed Prime, A, B, C, D, E and F redeemable convertible preferred stock are summarized below:
Conversion
Each share of preferred stock is convertible at the option of the holder into such number of common stock at a rate equal to the original issue price of the applicable series of preferred stock divided by the conversion price for the applicable series of preferred stock in effect at the time of the conversion. The conversion price for each share of preferred stock is initially equal to the applicable original issue price, such that the initial conversion rate is 1-for-1. The conversion price is subject to standard anti-dilution adjustments and adjustments for issuance of stock at a price per share less than the conversion price in effect for each series (Series Seed $0.2729 per share, Seed Prime $0.2961 per share, Series A $0.4976 per share, Series B $0.8805 per share, Series C $1.7032 per share, Series D $3.7914 per share, Series E is $5.9566, Series F is $9.1456 per share). Each share of redeemable convertible preferred stock is automatically convertible into common stock based on the conversion rate at such time immediately upon the earlier of (i) closing of a firm commitment underwritten public offering which results in gross cash proceeds of at least $100.0 million and a per share price of $9.1456 (as adjusted for stock splits, stock dividends, combinations, or other similar recapitalization), or (ii) vote or written consent of the holders of the Series C, Series D, and Series E redeemable convertible preferred stock.
Liquidation Preference
In the event of a liquidation, dissolution, or winding up of the Company or a deemed liquidation of the Company, before any payment shall be made to common stockholders, redeemable convertible preferred stock-holders shall be paid, on a pari passu basis amount all classes of redeemable convertible preferred stock, the greater of: (i) the original issue price per share for the redeemable convertible preferred stock plus any dividends declared but unpaid thereon, or (ii) the amount per share as would have been payable had the shares of redeemable convertible been converted to common stock immediately prior to such event. A deemed liquidation event includes (i) a merger or consolidation, (ii) a sale of all or substantially all of the assets of the Company, or (iii) a change in controlling ownership of the Company unless the holders of at least a majority of the outstanding shares of redeemable convertible preferred stock, voting together as a single class on as-converted basis, elect to not classify such an event a deemed liquidation event.
Since a deemed liquidation event would constitute a redemption event outside of the Company’s controls, redeemable convertible preferred stock has been presented within the mezzanine section on the consolidated balance sheets.
Redemption
The convertible preferred stock is not mandatorily redeemable at any future certain date.
Voting
The holders of the Series Seed, Seed Prime, A, B, C, D, E and F redeemable convertible preferred stock are entitled to vote, together with the holders of common stock, on all matters presented to stockholders for a vote. Each holder of the share of redeemable convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which each share of redeemable convertible preferred stock is convertible at the time of such vote.

Dividends
The holders of the Series Seed, Seed Prime, A, B, C, D, E and F preferred stock are entitled to receive, when and as declared by the Company’s board of directors and out of assets legally available, such dividends as may be declared from time to time by its board of directors. Any dividends shall be distributed among the holder of preferred stock and common stock pro rata based on the number of shares of common stock then held by each holder (assuming conversion of all such preferred stock into common stock). To date, no dividends have been declared or paid by the Company.
Tender Offer
In October 2019, the Company facilitated and consummated a tender offer (the “2019 Tender Offer”) in which the Company repurchased shares of common stock and redeemable convertible preferred stock from certain of the Company’s current employees, former employees, founders and investors. In connection with the 2019 Tender Offer, the Company repurchased and retired an aggregate of 2,295,603 shares of Series Seed, Series Seed Prime and Series A redeemable convertible preferred stock for an aggregate purchase price of $13.0 million. The excess of the amount paid over the carrying value of Series Seed, Series Seed Prime and Series A redeemable convertible preferred stock, totaling $12.1 million, was recorded as a deemed dividend. Of the total recorded as a deemed dividend, $6.1 million decreased additional paid-in capital, with the remaining $6.0 million recorded as an increase in accumulated deficit.
In addition, the Company repurchased and retired 2,053,690 shares of common stock for an aggregate purchase price of $11.0 million. See Note 10 for details on this transaction. There were no such transactions during the years ended December 31, 2021 or 2020.
10.    Stock-Based Compensation
Equity Plans
In 2011, the Company adopted the Remitly Global, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), as amended, which provided for the issuance of up to 43,899,677 incentive stock options, nonqualified stock options, restricted common stock, and RSUs and stock appreciation rights to employees, directors, officers, and consultants of the Company.
In September 2021, the Company adopted the Remitly Global, Inc. 2021 Equity Incentive Plan (the “2021 Plan”, and together with the 2011 Plan, the “Plan”) as a successor to the 2011 Plan. The 2021 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted common stock, stock appreciation rights, RSUs, and performance and stock bonus awards. Pursuant to the 2021 Plan, incentive stock options may be granted only to Company employees. The Company may grant all other types of awards to its employees, directors, and consultants. The 2021 Plan is administered by the Company’s board of directors, which determines the terms of the grants, including exercise price, number of equity awards granted, and vesting schedule. The 2021 Plan provides for the issuance of up to 25,000,000 shares of common stock, plus any reserved shares not issued or subject to outstanding grants under the 2011 Plan, which was 552,736 on the effective date of the 2021 Plan, for a total of 25,552,736 shares reserved for issuance under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to 5% of the aggregate number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s talent and compensation committee, or by the Company’s board of directors acting in place of the talent and compensation committee.
In addition, in September 2021, the Company adopted the Remitly Global, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP” or “ESPP”) to enable eligible employees to purchase shares of common stock with accumulated payroll deductions at a discount. The ESPP provides for the issuance of up to 3,500,000 shares of common stock. The number of shares reserved for issuance and sale under the ESPP will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to 1% of the aggregate number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s talent and compensation committee, or by the Company’s board of directors acting in place of the talent and compensation committee. Subject to stock splits, recapitalizations, or similar events, no more than 35,000,000 shares of common stock may be issued over the term of the ESPP. The ESPP is intended to qualify under Section 423 of the Code, provided that the administrator may adopt sub-plans under the ESPP designed to be outside of the scope of Section 423 for participants who are non-U.S. residents.

As of December 31, 2021 and December 31, 2020, 23,599,005 and 206,529 equity awards remain available for issuance under the 2021 Plan and 2011 Plan, respectively. As of December 31, 2021, there have been no issuances of shares under the ESPP, therefore all 3,500,000 shares of common stock remain available for issuance.
Stock Options
Stock options granted under the Plan generally vest over a period from two years to four years from the vesting commencement date on a monthly basis with or without a one-year cliff or, for non-employees, ratably on a monthly basis over a shorter period, depending upon anticipated duration of services. Other vesting terms are determined by the Company’s board of directors. All options granted under the Plan are exercisable for up to ten years from the grant date, subject to vesting. In the event of termination of service, options will generally remain exercisable, to the extent vested, for three months following the termination of service.

The following is a summary of the Company’s stock option activity during the year ended December 31, 2021:

	Stock Options
(in thousands, except share and per share amounts)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balances as of January 1, 2021	21,034,424	$1.88	7.82	$64,604
Granted	8,219,753	7.26
Exercised	(4,495,889)	1.85		72,208
Forfeited	(1,371,346)	3.16
Balances as of December 31, 2021	23,386,942	3.70	7.66	395,676
Vested and exercisable as of December 31, 2021	10,200,154	1.77	6.38	192,296
Vested and expected to vest as of December 31, 2021	23,788,236	$3.69	7.66	$402,847
_________________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
The fair value of each employee stock option granted during the years ended December 31, 2021, 2020, and 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Years Ended December 31,
	2021	2020	2019
Risk-free interest rates	0.32% to 1.19%	0.30% to 1.47%	1.51% to 2.47%
Expected term (in years)	3.5 to 6.8 years	5.0 to 6.6 years	5.0 to 10.0 years
Volatility	37.8% to 50.5%	37.3% to 54.0%	53.8% to 54.0%
Dividend rate	—%	—%	—%
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
The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020, and 2019 was $5.22, $1.10, and $1.23 respectively. The aggregate grant-date fair value of options vested for the years ended December 31, 2021, 2020, and 2019 was $7.3 million, $5.4 million, and $3.7 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2021, 2020, and 2019 was $72.2 million, $2.4 million, and $3.0 million, respectively.
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

Restricted stock unit activity, including PRSUs, during the year ended December 31, 2021 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2021	437,369	$3.54
Granted	3,112,492	27.16
Vested	(124,026)	5.07
Cancelled/forfeited	(53,250)	32.11
Unvested at December 31, 2021	3,372,585	24.83
The weighted-average grant date fair value of RSUs, including PRSUs, granted during the years ended December 31, 2021 and 2020 was $27.16 and $3.54, respectively. The aggregate grant-date fair value of RSUS, including PRSUs, vested for the years ended December 31, 2021 and 2020 was $0.6 million and zero, respectively. There were no RSUs granted or vested during the year ended December 31, 2019.
Employee Stock Purchase Plan
The ESPP provides for consecutive offering periods during which eligible employees can participate in the ESPP and be granted the right to purchase shares. The offering period that commenced on September 22, 2021 shall end on August 31, 2023 with the first purchase period ending on February 28, 2022, the second purchase period ending on August 31, 2022, the third purchase period ending on February 28, 2023, and the fourth purchase period ending on August 31, 2023. Thereafter, subsequent offering periods shall commence on each subsequent March 1 and September 1, with each offering period consisting of four six-month purchase periods, for a total of a 24-month offering period. No offering periods may last longer than 27 months.
Eligible employees can contribute up to 15% of their eligible compensation, subject to limitation as provided for in the ESPP, and purchase the common stock at a purchase price per share equal to 85% of the lesser of the fair market value of the common stock on (i) the offering date, which is defined as the first business day of the offering period, or (ii) the purchase date, which is the final business day of the purchase period.
The fair value of ESPP offerings was estimated at the date of each offering using the Black-Scholes option-pricing model with the following assumptions during the year ended December 31, 2021:

Year Ended December 31,
2021
Risk-free interest rates	0.06% to 0.30%
Expected term (in years)	0.4 to 1.9 years
Volatility	37.7% to 56.0%
Dividend rate	—%
The Company’s ESPP began in 2021, therefore no awards were granted under the ESPP during the year ended December 31, 2020.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, PRSUs, and the ESPP, included in the consolidated statements of operations, net of amounts capitalized to internal-use software, as described in Note 4, were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Customer support and operations	$153	$22	$25
Marketing	2,325	869	541
Technology and development	6,931	2,130	1,486
General and administrative	7,607	2,243	1,596
Total	$17,016	$5,264	$3,648
As of December 31, 2021, the total unamortized compensation cost related to all non-vested equity awards, including options, RSUs, and PRSUs was $122.6 million, which will be amortized over a weighted-average remaining requisite service period of approximately 3.3 years. As of December 31, 2021, the total unrecognized compensation expense related to the ESPP was $3.9 million, which is expected to be amortized over the next 1.7 years.
The Company did not record a material income tax benefit related to stock-based compensation expense and stock option exercises, during the years ended December 31, 2021, 2020, and 2019, since the Company currently maintains a full valuation allowance against its net deferred tax assets in the jurisdictions where material stock-compensation expense charges are incurred, and stock option exercises occurred.

Tender Offer
In connection with the 2019 Tender Offer, as discussed in Note 9, the Company repurchased and retired 2,053,690 shares of the Company’s common stock for an aggregate purchase price of $11.0 million. The amounts paid in excess of the fair value of the common shares repurchased from the Company’s employees and founders, totaling $4.0 million were recorded as compensation expense for the year ended December 31, 2019, and are in addition to the amounts included as stock-based compensation expense in the above table. The $4.0 million of excess fair value was recorded in the following line items in the consolidated statements of operations: $0.2 million in marketing, $2.0 million in technology and development, and $1.8 million in general and administrative. The remaining $7.0 million was recorded as a decrease to par value of common stock and an increase in accumulated deficit, as the additional paid-in capital balance at the time of the transaction was zero. There were no such transactions during the years ended December 31, 2021 or 2020.
11.    Related Party Arrangements
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
12.    Income Taxes
The components of loss before provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
United States	$(46,241)	$(35,542)	$(52,685)
Foreign	8,528	4,141	1,552
Loss before provision for income taxes	$(37,713)	$(31,401)	$(51,133)
The components of the provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current tax benefit (expense)
Federal	$—	$2	$—
State	(257)	(132)	(19)
Foreign	(1,650)	(1,019)	(240)
Total current tax expense	(1,907)	(1,149)	(259)
Deferred tax benefit (expense)
Federal	—	—	—
State	—	—	—
Foreign	864	(14)	—
Total deferred tax benefit (expense)	864	(14)	—
Provision for income taxes	$(1,043)	$(1,163)	$(259)

A reconciliation at the applicable federal statutory rate to the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2021	2020	2019
Federal income taxes at statutory rate	21.00%	21.00%	21.00%
State income tax, net of federal benefit	11.37	2.93	3.09
Increase in valuation allowance	(66.51)	(26.26)	(25.27)
Stock-based compensation	31.08	—	—
Other	0.29	(1.37)	0.67
Effective income tax rate	(2.77) %	(3.70) %	(0.51) %
As of December 31, 2021, the Company has U.S. net operating loss (“NOL”) carryforwards of $272.1 million and state NOL carryforwards of $123.9 million. Such NOL carryforwards will begin to expire between 2032 and 2041. NOL carryforwards are subject to possible limitation should a change in ownership of the Company occur, as defined by Internal Revenue Code Section 382.
The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets were as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets
Net operating loss carryforwards	$67,253	$45,531
Accrued expenses	2,561	1,328
Stock-based compensation	4,272	1,535
Operating lease liabilities	642	1,107
Other	1,865	738
Gross deferred tax assets	76,593	50,239

Deferred tax liabilities
Fixed assets and intangible assets	(112)	(223)
Operating lease right-of-use assets	(485)	(825)
Other	(848)	—
Gross deferred tax liabilities	(1,445)	(1,048)

Valuation allowance	(74,244)	(49,159)
Net deferred tax assets	$904	$32
The Company has established a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The net change in the total valuation allowance was an increase of $25.1 million, $8.2 million, and $12.9 million for the years ended December 31, 2021, 2020, and 2019 respectively. The following represents the changes in our valuation allowance for the years ended December 31, 2021, 2020, and 2019, respectively:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Balance at the beginning of the period	$49,159	$40,913	$27,994
Charged to net income	25,085	8,246	12,919
Balance at the end of the period	$74,244	$49,159	$40,913
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of December 31, 2021 and 2020, there is no accrued interest or penalties associated with income taxes recorded in the consolidated financial statements. The 2012 through 2021 tax years remain open for examination by taxing authorities.
The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based upon its evaluation of the facts, circumstances and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized. The Company had no uncertain tax positions during the years ended December 31, 2021, 2020, and 2019.
The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended December 31, 2021 and 2020, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act did not have a material impact on the Company’s provision for income taxes for the year ended December 31, 2021 or 2020.
13.    401(k) Defined Contribution Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes discretionary matching contributions that are funded in the following year. The Company matches 50% of the first 3% of compensation that a participant contributes to the 401(k) plan, up to a maximum of $1,000 per plan year. The Company contributed $0.2 million to the 401(k) plan for each of the years ended December 31, 2021 and 2020, respectively, and $0.1 million for the year ended December 31, 2019, which represents the current period contribution for the prior plan year. The Company may also make discretionary profit-sharing contributions. No profit-sharing contributions were made during the years ended December 31, 2021, 2020 or 2019.
14.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers, and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions, therefore no such amounts have been accrued as of December 31, 2021 and December 31, 2020.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that it had incurred a material loss with respect to such potential loss contingencies, as of December 31, 2021 and December 31, 2020.
Indirect taxes
The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company continually evaluates those jurisdictions in which indirect tax obligations exist to determine whether a loss is probable, as defined under GAAP, and the amount can be estimated. Determination of whether a loss is probable, and an estimate can be made, is a complex undertaking and takes into account the judgment of management, third-party research, and the potential outcome of negotiation and interpretations by regulators and courts, among other information. Such assessments include consideration of management’s evaluation of domestic and international tax laws and regulations, and the extent to which they may apply to our business and industry. Our assessment of probability includes consideration of recent inquiries, potential self-disclosure, and applicability of tax rules driven by the growth in our business. As a result of this assessment, management has accrued an estimated liability of approximately $3.8 million as of December 31, 2021, reflecting the amount that the Company believes is probable and estimable. The estimated liability is recorded within accrued expenses and other current liabilities on the Company's consolidated balance sheet. Although the Company believes its indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits or settlements could be materially different than the amounts recorded, and such differences could be material.

Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Beginning balance	$3,250	$798	$497
Provisions for transaction losses	29,596	19,663	7,859
Losses incurred, net of recoveries	(29,712)	(17,211)	(7,558)
Ending balance	$3,134	$3,250	$798
15.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Trade settlement liability	$18,924	$16,700
ESPP employee contributions	1,551	—
Accrued transaction expense	12,639	6,399
Accrued marketing expense	10,788	4,883
Reserve for transaction losses	3,134	3,250
Accrued salaries and benefits	2,923	1,960
Other accrued expenses	16,724	6,550
Total	$66,683	$39,742
16.    Segment and Geographical Information
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
The following table presents the Company’s revenue disaggregated by primary geographical location:

	Years Ended December 31,
(in thousands)	2021	2020	2019
United States	$338,190	$199,011	$105,356
Canada	56,916	29,871	12,501
Rest of world	63,499	28,074	8,710
Total revenue	$458,605	$256,956	$126,567
Revenue is attributed to the country in which the customer is located.
The following table summarizes the Company’s long-lived assets based on geography, which consist of property and equipment, net and operating lease right-of-use assets:

	December 31,
(in thousands)	2021	2020
United States	$7,523	$8,633
United Kingdom	2,229	441
Philippines	1,928	2,795
Nicaragua	2,534	3,049
Rest of world	337	362
Total long-lived assets	$14,551	$15,280

17.    Leases
The Company leases office space in all of its locations under non-cancelable operating leases with various expiration dates through 2024. Tenant improvement allowance received for the leases in place as of December 31, 2021 totaled $1.8 million, which were received in cash in a prior period. There were no new tenant improvement allowances received during the year ended December 31, 2021.
The components of lease expense, lease term, and discount rate for operating leases were as follows:

	Years Ended December 31,
	2021	2020	2019
Operating lease expense (in thousands)	$3,824	$3,202	$2,594
Weighted-average remaining lease term (in years)	2.2	2.6	3.0
Weighted-average discount rate	5.0%	5.8%	6.2%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash payments, net of receipts, included in the measurement of operating lease liabilities – operating cash flows	$3,538	$3,315	$2,927
The following table represents the maturity of lease liabilities as of December 31, 2021 (in thousands):

Year Ending December 31,
2022	$3,501
2023	1,565
2024	1,375
2025	—
2026 and Thereafter	—
Total lease payments	6,441
Less: Imputed interest	(294)
Present value of operating lease liabilities	$6,147
18.    Subsequent Events
Increase of Authorized Shares Reserved for Issuance under Equity Plan
In January 2022, there was an increase in the shares reserved for issuance under the 2021 Plan, in accordance with the 5% automatic increase provision, effective January 1, 2022.
In January 2022,there was an increase in the shares reserved for issuance under the 2021 ESPP Plan, in accordance with the 1% automatic increase provision, effective January 1, 2022.
New Lease Agreements:
During the first quarter of 2022, the Company amended certain of its existing lease agreements to accommodate additional space needed for its workforce, as a result of the Company’s continued growth, as well as entering into a new multi-year lease agreement in Ireland. Remitly, Inc. is listed as a guarantor for the lease agreement entered into in Ireland. These leases commenced, or will commence, in various months during 2022 and expire between 2023 and 2025. Total incremental estimated cash payments that will be made over the course of these lease agreements total approximately $4 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on such evaluation, and in consideration of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the audited consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Internal Control Over Financial Reporting
In the course of preparing our financial statements, our management has determined that we have material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
This material weakness contributed to the following additional material weakness: we did not design and maintain effective controls over segregation of duties in journal entries. More specifically, certain personnel had the ability to prepare and post journal entries without an independent review performed by someone without this ability.
These material weaknesses did not result in a misstatement to the consolidated financial statement periods covered by this Annual Report on Form 10-K. However, the material weakness described above, individually and aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
As of the date of this Annual Report on Form 10-K these remain material weaknesses and we are in the process of remediating them. In order to remediate these material weaknesses, we have taken and plan to take the following actions:
•Developing enhanced risk assessment procedures and monitoring controls related to changes in the financial reporting system.
•Implementing comprehensive access control protocols to implement restrictions on user and privileged access to the affected financial reporting system.
•Implementing controls to review and monitor user access.
•Establishing additional controls over the preparation and review of journal entries.
We have concluded that these material weaknesses in our internal control over financial reporting occurred because, prior to the effectiveness of our initial public offering, we were a private company and did not have the necessary business processes and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Changes in Internal Control over Financial Reporting
Except for the remediation efforts noted above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to executive officers will be set forth in our definitive proxy statement for the 2022 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year-ended December 31, 2021 (the "Proxy Statement").
Information required by Item 10 for matters other than executive officers is incorporated by reference to the Proxy Statement.
Code of Business Conduct
Our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, including our Chief Executive Officer and principal financial and accounting officer, or persons performing similar functions and agents and representatives, including directors and consultants. The full text of our Code of Business Conduct and Ethics is posted on our website at ir.remitly.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions applicable to any Chief Executive Officer and principal financial and accounting officer, or persons performing similar functions, and our directors, on our website identified above.

Item 11. Executive Compensation
The information required by Item 11 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by Item 12 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) The Consolidated Financial Statements and related documents set forth in "Item 8. Financial Statements" are filed as part of this report.
(a) (2) All other schedules to the Consolidated Financial Statements required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this report.
(a) (3) Exhibits.
The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.
(a)Financial Statement Schedules.
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Item 16. Form 10-K Summary
None.

Exhibit Index

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Restated Bylaws		10-Q	001-40822	3.4	November 12, 2021
4.1	Form of Common Stock Certificate		S-1/A	333-259167	4.1	September 14, 2021
4.2	Seventh Amended and Restated Investors’ Rights Agreement dated August 3, 2020		S-1	333-259167	4.2	August 30, 2021
4.3	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	x
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers		S-1	333-259167	3.4	August 30, 2021
10.2	2011 Equity Incentive Plan, as amended, and forms of equity agreements thereunder		S-1	333-259167	10.3	August 30, 2021
10.3	2021 Equity Incentive Plan, and forms of award agreements thereunder		S-1/A	333-259167	10.4	September 14, 2021
10.4	2021 Employee Stock Purchase Plan, and forms of subscription agreement thereunder		S-1/A	333-259167	10.5	September 14, 2021
10.5	Forms of Change in Control and Severance Agreement for executive officers		S-1/A	333-259167	10.6	September 14, 2021
10.6	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Matthew Oppenheimer		S-1/A	333-259167	10.7	September 14, 2021
10.7	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Joshua Hug		S-1/A	333-259167	10.8	September 14, 2021
10.8	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Susanna Morgan		S-1/A	333-259167	10.9	September 14, 2021
10.9	Revolving Credit and Guaranty Agreement, dated as of September 13, 2021, among Remitly Global, Inc. and Remitly, Inc., the guarantors party thereto, the lenders and issuing banks party thereto and J.P. Morgan Chase Bank, N.A.		S-1/A	333-259167	10.10	September 14, 2021
10.10	Second Amendment to Credit Agreement, dated as of November 16, 2020, by and among the Registrant, Remitly, Inc., Silicon Valley Bank and other banks and financial institutions party thereto, including the Amended and Restated Credit Agreement (amended through November 16, 2020) in Annex A		S-1	333-259167	10.2	August 30, 2021
21.1	List of Subsidiaries of the Registrant	x
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	x
24.1	Power of Attorney (included in the signature page to the Annual Report on Form 10-K)	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Remitly Global Inc.
Date:	March 29, 2022	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	March 29, 2022	By:	/s/ Susanna Morgan
Susanna Morgan
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
We, the undersigned officers and directors of Remitly Global, Inc., hereby severally and individually constitute and appoint Matthew Oppenheimer and Susanna Morgan, jointly and severally, the true and lawful attorney and agent of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorney and agent to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorney and agent or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew Oppenheimer	/s/ Susanna Morgan
Matthew Oppenheimer, Chief Executive Officer and Director	Susanna Morgan, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: March 29, 2022	Date: March 29, 2022

/s/ Bora Chung	/s/ Joshua Hug
Bora Chung, Director	Joshua Hug, Director
Date: March 29, 2022	Date: March 29, 2022

/s/ Margaret M. Smyth	/s/ Laurent Le Moal
Margaret M. Smyth, Director	Laurent Le Moal, Director
Date: March 29, 2022	Date: March 29, 2022

/s/ Charles Stonecipher	/s/ Ron Shah
Charles Stonecipher, Director	Ron Shah, Director
Date: March 29, 2022	Date: March 29, 2022

/s/ Phillip Riese	/s/ Nigel Morris
Phillip Riese, Director	Nigel Morris, Director
Date: March 29, 2022	Date: March 29, 2022

/s/ William Bryant
William Bryant, Director
Date: March 29, 2022