Form 10-Q
period 2022-03-31
Remitly Global, Inc.
filed 2022-05-13
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2022, the registrant had 166,254,470 shares of common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS		Page(s)
Special Note Regarding Forward-Looking Statements		ii

Part I
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021	2
	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022 and 2021	3
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4	Controls and Procedures	29

Part II		31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

Signatures		33

i

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
•    our ability to attract and retain qualified employees;
•    the COVID-19 pandemic, and its impact on our employees, customers, strategic partners, vendors, results of operations, liquidity, and financial condition;
•    uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts or related government sanctions;
•    our ability to maintain the security and availability of our solutions;
•    our ability to maintain and expand internationally;
•    our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our solutions:
You should not place undue reliance on our forward-looking statements and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this Quarterly Report on Form 10-Q. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
Unless the context otherwise requires, the terms “Remitly Global,” “Remitly,” “the Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Remitly Global, Inc. and our consolidated subsidiaries, taken as a whole.

ii

Part 1. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$444,605	$403,262
Disbursement prefunding	57,177	119,627
Customer funds receivable, net	81,702	67,215
Prepaid expenses and other current assets	23,413	17,448
Total current assets	606,897	607,552
Restricted cash	51	51
Property and equipment, net	9,671	9,249
Operating lease right-of-use assets	7,272	5,302
Other non-current assets, net	3,645	3,510
Total assets	$627,536	$625,664
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,048	$1,210
Customer liabilities	80,926	70,483
Accrued expenses and other current liabilities	60,001	66,683
Operating lease liabilities	3,590	3,240
Total current liabilities	150,565	141,616
Operating lease liabilities, non-current	4,362	2,907
Other non-current liabilities	1,106	813
Total liabilities	$156,033	$145,336
Commitments and Contingencies (Note 14)
Stockholders' equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of March 31, 2022 and December 31, 2021 both; 166,138,369 and 164,239,555 shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively	17	16
Additional paid-in capital	753,983	739,503
Accumulated other comprehensive income	257	253
Accumulated deficit	(282,754)	(259,444)
Total stockholders' equity	471,503	480,328
Total liabilities and stockholders' equity	$627,536	$625,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$136,014	$91,056
Costs and expenses
Transaction expenses(1)	56,263	41,110
Customer support and operations(1)	13,870	8,631
Marketing(1)	40,621	26,116
Technology and development(1)	23,575	11,644
General and administrative(1)	23,342	10,882
Depreciation and amortization	1,517	1,245
Total costs and expenses	159,188	99,628
Loss from operations	(23,174)	(8,572)
Interest income	36	5
Interest expense	(313)	(259)
Other income, net	669	1,426
Loss before provision for income taxes	(22,782)	(7,400)
Provision for income taxes	528	370
Net loss attributable to common stockholders	$(23,310)	$(7,770)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.34)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	164,391,753	22,711,379
__________________
(1) Exclusive of depreciation and amortization, shown separately, above

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(23,310)	$(7,770)
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(32)
Comprehensive loss	$(23,306)	$(7,802)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances as of January 1, 2022	—	$—	164,239,555	$16	$739,503	$253	$(259,444)	$480,328
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	—	—	1,696,601	1	2,677	—	—	2,678
Issuance of common stock through Employee Stock Purchase Plan	—	—	202,213	—	1,882	—	—	1,882
Stock-based compensation expense	—	—	—	—	9,921	—	—	9,921
Other comprehensive income	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(23,310)	(23,310)
Balance as of March 31, 2022	—	$—	166,138,369	$17	$753,983	$257	$(282,754)	$471,503

	Three Months Ended March 31, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances as of January 1, 2021	127,082,605	$387,707	24,289,906	$2	$8,766	$591	$(220,688)	$(211,329)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	328,026	3,000	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	—	—	706,948	—	1,104	—	—	1,104
Stock-based compensation expense	—	—	—	—	1,522	—	—	1,522
Other comprehensive loss	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	(7,770)	(7,770)
Balance as of March 31, 2021	127,410,631	$390,707	24,996,854	$2	$11,392	$559	$(228,458)	$(216,505)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(23,310)	$(7,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,517	1,245
Stock-based compensation expense, net	9,594	1,522
Other	83	7
Changes in operating assets and liabilities:
Disbursement prefunding	62,450	34,425
Customer funds receivable	(14,453)	(11,298)
Prepaid expenses and other assets	(6,221)	(5,165)
Operating lease right-of-use assets	807	661
Accounts payable	4,857	8,474
Customer liabilities	10,257	48,390
Accrued expenses and other liabilities	(4,362)	(6,740)
Operating lease liabilities	(969)	(835)
Net cash provided by operating activities	40,250	62,916
Cash flows from investing activities
Purchases of property and equipment	(872)	(265)
Capitalized internal-use software costs	(753)	(933)
Net cash used in investing activities	(1,625)	(1,198)
Cash flows from financing activities
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	—	3,000
Proceeds from exercise of stock options	2,601	1,126
Repayments of revolving credit facility borrowings, net	—	(15,000)
Net cash provided by (used in) financing activities	2,601	(10,874)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	117	84
Net increase in cash, cash equivalents and restricted cash	41,343	50,928
Cash, cash equivalents, and restricted cash at beginning of period	403,313	188,075
Cash, cash equivalents, and restricted cash at end of period	$444,656	$239,003
Supplemental disclosure of cash flow information
Cash paid for interest	$227	$192
Cash paid for income taxes	605	46
Supplemental disclosure of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,830	$—
Vesting of early exercised options	205	53
Non-cash issuance shares through Employee Stock Purchase Plan	1,882	—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$444,605	$238,502
Restricted cash	51	501
Total cash, cash equivalents and restricted cash	$444,656	$239,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Description of Business
Description of Business
Remitly Global, Inc. (the “Company” or “Remitly”) was incorporated in the State of Delaware in October 2018 and is headquartered in Seattle, Washington, with various other global office locations.
Remitly is a leading digital financial services provider for immigrants and their families in over 160 countries, helping customers send money internationally in a quick, reliable, and more cost-effective manner, by leveraging digital channels and supporting cross-border transmissions across the globe.
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
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP and therefore the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the historical audited annual consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021.
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other future annual or interim period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Remitly Global, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition including the treatment of sales incentive programs, reserves for transaction losses, stock-based compensation expense including the estimated fair value per share of common stock, the carrying value of operating lease right-of-use assets, the recoverability of deferred tax assets, and capitalization of software development costs. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Actual results could differ from these estimates and assumptions, and these differences could be material to the condensed consolidated financial statements.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Philippines and Mexico. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash or customer funds receivable in the three months ended March 31, 2022 and 2021.
For the three months ended March 31, 2022 and 2021, no individual customer represented 10% or more of the Company’s total revenue or customer funds receivable.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of marketing expenses. Advertising expenses also include additional incentive costs that would have caused the customer level revenue to be negative. Advertising expenses totaled $34.5 million and $22.5 million during the three months ended March 31, 2022 and 2021, respectively, and are used primarily to attract new customers.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the three months ended March 31, 2022, except as noted below.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements (“ASU”)
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the Board’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users). ASU 2019-12 removes certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 with early adoption permitted. The Company adopted this ASU on a prospective basis in the first quarter of 2022. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40),Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Under existing U.S. GAAP, there is diversity in practice in accounting for the costs of implementing cloud computing arrangements (CCA) that are service contracts. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also requires the presentation of the amortization of the capitalized implementation costs in the same line item in the consolidated statements of comprehensive loss as the fees associated with the hosting arrangement. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 with early adoption permitted. This ASU was adopted on a prospective basis for the fiscal year ended December 31, 2021. The Company assessed the impact of the guidance to its consolidated financial statements for the three months ended and as of March 31, 2021 and concluded that the standard did not have a material impact on its financial statements. See Note 4. for further disclosure of the ongoing impact of ASU 2018-15 to the Company’s condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology pursuant to which loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The consolidated statements of operations would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year with early adoption permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements.
There are new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable. We do not believe any of these accounting pronouncements have had, or will have, a material impact on our consolidated financial statements or disclosures.
3.    Revenue
The Company’s primary source of revenue is generated from its remittance business. Revenue is earned from transaction fees charged to customers who are sending remittances and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on the Company's currency purchases. Revenue is recognized when control of these services is transferred to the Company’s customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided. The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers (Topic 606), which includes the following steps:
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
The Company recognizes transaction revenue on a gross basis as it is the principal for fulfilling payment transactions. As the principal to the transaction, the Company controls the service of completing payments on its payment platform. The Company bears primary responsibility for the fulfillment of the payment service, is the merchant of record, contracts directly with its customers, controls the product specifications, and defines the value proposition of its services. The Company is also responsible for providing customer support. Further, the Company has full discretion over determining the fee charged to its customers, which is independent of the cost it incurs in instances where it may utilize payment processors or other financial institutions to perform services on its behalf. These fees paid to payment processors and other financial institutions are recognized as transaction expenses in the condensed consolidated statements of operations. The Company does not have any capitalized contract acquisition costs.
Deferred Revenue
The deferred revenue balances from contracts with customers were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Deferred revenue, beginning of the period	$1,212	$1,105
Deferred revenue, end of the period	1,068	1,111
Change in deferred revenue during the period	(144)	6
Revenue recognized during the three month periods ended March 31, 2022 and 2021 from amounts included in deferred revenue at the beginning of the period were $0.5 million and $0.3 million, respectively.
Deferred revenue represents amounts received from customers for which the performance obligations are not yet fulfilled. Deferred revenue is primarily included within accrued expenses and other current liabilities on the condensed consolidated balance sheets as the performance obligations are expected to be fulfilled within the next year.
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
During the three months ended March 31, 2022 and 2021, payments made to customers resulted in reductions to revenue of $4.9 million and $4.3 million, respectively, and charges to sales and marketing expense of $3.7 million and $2.9 million, respectively.

4.    Property and Equipment
Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Capitalized internal-use software	$10,103	$9,022
Computer and office equipment	5,086	4,700
Furniture and fixtures	1,457	1,445
Leasehold improvements	6,646	6,655
Projects in Process	383	533
	23,675	22,355
Less: Accumulated depreciation and amortization	(14,004)	(13,106)
Property and equipment, net	$9,671	$9,249
Depreciation and amortization expense related to property and equipment was $1.5 million and $1.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Capitalized Internal-Use Software Costs
There has been no impairment of previously capitalized costs during the three months ended March 31, 2022 and 2021.
The Company capitalized $1.1 million and $0.9 million for internal-use software costs for three month periods ended March 31, 2022 and 2021, respectively. The Company capitalized $0.3 million and $0.1 million of stock-based compensation costs to internal-use software during the three months ended March 31, 2022 and 2021, respectively. The Company recorded amortization expense of $0.7 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.
Capitalized Cloud Computing Arrangements
The Company capitalized $0.4 million related to the implementation of cloud computing arrangements and recorded amortization expense of $0.1 million during the three months ended March 31, 2022. As of March 31, 2022, capitalized costs, net of accumulated amortization, were approximately $1.2 million, of which $0.4 million was recorded within prepaid expenses and other current assets and $0.8 million was recorded within other non-current assets, net in the Company's condensed consolidated balance sheet.
Amortization expense related to cloud computing arrangements for the three months ended March 31, 2022 was as follows:

March 31,
(in thousands)	2022
Technology and development	$110
General and administrative	9
Total amortization	$119
The Company assessed the impact of the guidance to its consolidated financial statements for the three months ended and as of March 31, 2021 and concluded that the standard did not have a material impact on its financial statements.
5.    Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used as of March 31, 2022:

	As of March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Term deposits	$—	$80,029	$—	$80,029
Total assets	$—	$80,029	$—	$80,029

Term deposits as of March 31, 2022 were classified as cash equivalents on the Company’s condensed consolidated balance sheet, as such amounts were considered highly liquid and have an original maturity of three months of less at the time of purchase. The carrying value of term deposits approximated their respective fair value due to the short maturity of the amounts. For further information on the Company’s Cash and Cash Equivalents and Fair Value of Financial Instruments policies, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The carrying values of certain financial instruments, including disbursement prefunding, customer funds receivable, accounts payable, accrued expenses and other current liabilities, customer liabilities and borrowings approximate their respective fair values due to their relative short maturities and are excluded from the fair value table above. If these financial instruments were measured at fair value in the financial statements, they would be classified as Level 2. There are no other financial assets and liabilities that are measured at fair value as of March 31, 2022.
There were no financial assets and liabilities that are measured at fair value as of December 31, 2021.
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2022 and 2021, other than the investment of our cash and cash equivalents into a term deposit in the first quarter of 2022.
6.    Debt
Secured Revolving Credit Facility
New Revolving Credit Facility
On September 13, 2021, Remitly Global, Inc. and Remitly, Inc., a wholly owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “New Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent, that provides for revolving commitments of $250.0 million (including a $60.0 million letter of credit sub-facility) and terminated its then-existing 2020 Credit Agreement (as defined below). Proceeds under the New Revolving Credit Facility are available for working capital and general corporate purposes. As part of the refinancing, the Company performed a debt modification analysis, utilizing the borrowing capacity test within ASC 470-50, Debt — Modification and Extinguishment, on a lender-by-lender basis, resulting in the capitalization of $1.4 million of new debt issuance costs incurred in connection with the New Revolving Credit Facility during the third quarter of 2021. Such amounts were capitalized and recorded within other non-current assets, net on the condensed consolidated balance sheet, and will be amortized to interest expense over the term of the New Revolving Credit Facility. The Company previously had $0.5 million of unamortized debt issuance costs associated with its existing Revolving Credit Facility. As a result of the debt modification analysis, the Company will continue to amortize $0.4 million of unamortized debt issuance costs over the term of the New Revolving Credit Facility. The remaining $0.1 million was expensed as a debt extinguishment cost within interest expense in the condensed consolidated statements of operations during the third quarter of 2021.

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

The New Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements or engage in transactions with affiliates. As of March 31, 2022, financial covenants in the New Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the New Revolving Credit Facility as of March 31, 2022 and December 31, 2021.

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

As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the New Revolving Credit Facility. As of both March 31, 2022 and December 31, 2021, the Company had $18.9 million in issued, but undrawn, standby letters of credit. The Company had unused borrowing capacity of $231.1 million under the New Revolving Credit Facility as of both March 31, 2022 and December 31, 2021.

2020 Credit Agreement
Since 2013, the Company had access to a variable rate credit facility. In November 2020, Remitly Global, Inc. and Remitly, Inc., a wholly owned subsidiary of Remitly Global, Inc., as borrower, further modified its then-existing credit agreement (the “2020 Credit Agreement”). Following such modification, the 2020 Credit Agreement provided Remitly, Inc. with access up to $150.0 million in revolving credit facility borrowings (including a $30.0 million letter of credit sub-facility) with a maturity date of November 16, 2023. As noted above, in September 2021, the New Revolving Credit Facility was used to refinance the 2020 Credit Agreement. As a result of the refinancing, the 2020 Credit Agreement was terminated and all amounts outstanding, including any accrued interest, were repaid in full.
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

7.    Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods indicated. As the Company reported a net loss, diluted net loss per share was the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive for all periods presented.

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Numerator:
Net loss attributable to common stockholders	$(23,310)	$(7,770)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	164,391,753	22,711,379
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.34)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	March 31,
	2022	2021
Redeemable convertible preferred stock	—	127,410,631
Common stock warrants	—	256,250
Stock options outstanding	21,596,404	20,692,111
RSUs outstanding(1)	5,476,101	617,696
ESPP	1,379,019	—
Shares subject to repurchase	363,384	1,901,675
Total	28,814,908	150,878,363
(1) A portion of these RSUs were subject to a performance-based vesting condition until September 22, 2021. See Note 10 for details on these awards.

8.    Common Stock
As of March 31, 2022, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. Through March 31, 2022 and March 31, 2021, no dividends have been declared or paid by the Company.
9.    Redeemable Convertible Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with right and preferences, including voting rights, designated from time to time by the Company’s board of directors.

As of December 31, 2021 and March 31, 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.
10.    Stock-Based Compensation
In 2011, the Company adopted the Equity Incentive Plan (the “2011 Plan”), as amended, which provided for the issuance of up to 43,899,677 incentive stock options, nonqualified stock options, restricted common stock, and RSUs and stock appreciation rights to employees, directors, officers, and consultants of the Company.
In September 2021, the Company adopted the Remitly Global, Inc. 2021 Equity Incentive Plan (the “2021 Plan”, and together with the 2011 Plan, the “Plan”) as a successor to the 2011 Plan. The 2021 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted common stock, stock appreciation rights, RSUs, and performance and stock bonus awards. Pursuant to the 2021 Plan, incentive stock options may be granted only to Company employees. The Company may grant all other types of awards to its employees, directors, and consultants. The 2021 Plan is administered by the Company’s board of directors, which determines the terms of the grants, including exercise price, number of equity awards granted, and vesting schedule. The 2021 Plan provided for the initial issuance of up to 25,000,000 shares of common stock, plus any reserved shares not issued or subject to outstanding grants under the 2011 Plan, which was 552,736 on the effective date of the 2021 Plan, for a total of 25,552,736 shares initially reserved for issuance under the 2021 Plan. Beginning in January 2022, the number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each year through 2031 by the number of shares equal to 5% of the aggregate number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s talent and compensation committee, or by the Company’s board of directors acting in place of the talent and compensation committee. In January 2022, there was an increase in the shares reserved for issuance under the 2021 Plan, in accordance with the automatic increase provision.
In addition, in September 2021, the Company adopted the Remitly Global, Inc. 2021 ESPP to enable eligible employees to purchase shares of common stock with accumulated payroll deductions at a discount. The ESPP provided for the initial issuance of up to 3,500,000 shares of common stock. Beginning in January 2022, the number of shares reserved for issuance and sale under the ESPP will increase automatically on January 1 of each year through 2031 by the number of shares equal to 1% of the aggregate number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s talent and compensation committee, or by the Company’s board of directors acting in place of the talent and compensation committee. Subject to stock splits, recapitalizations, or similar events, no more than 35,000,000 shares of common stock may be issued over the term of the ESPP. The ESPP is intended to qualify under Section 423 of the Code, provided that the administrator may adopt sub-plans under the ESPP designed to be outside of the scope of Section 423 for participants who are non-U.S. residents. In January 2022, there was an increase in the shares reserved for issuance under the 2021 ESPP Plan, in accordance with the automatic increase provision.

As of March 31, 2022, 29,925,304 equity incentive awards remain available for issuance under the 2021 Plan and 4,940,182 shares of common stock remain available for issuance under the ESPP.
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

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2022:

	Stock Options
(in thousands, except share and per share amounts)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balances as of January 1, 2022	23,386,942	$3.70	7.66	$395,676
Granted	—	—
Exercised	(1,491,515)	1.72		12,606
Forfeited	(299,023)	3.97
Balances as of March 31, 2022	21,596,404	3.84	7.52	133,570
Vested and exercisable as of March 31, 2022	10,179,554	2.02	6.43	79,746
Vested and expected to vest as of March 31, 2022	21,914,788	$3.82	7.52	$135,807
_________________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the three months ended March 31, 2022.
The fair value of each employee stock option granted during the three months ended March 31, 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
2021
Risk-free interest rates	0.32% to 0.82%
Expected term	3.5 to 6.1 years
Volatility	38.0% to 41.4%
Dividend rate	—%
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
The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 was $2.69. The aggregate grant-date fair value of options vested for the three months ended March 31, 2022 and 2021 was $2.9 million and $1.4 million, respectively. The intrinsic value of options exercised for the three months ended March 31, 2022 and 2021 was $12.6 million and $2.6 million, respectively.
Restricted Stock Units
Prior to the IPO, the Company granted performance-based RSUs (“PRSUs”) to employees and directors that contained both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock or (ii) immediately prior to the closing of a change in control of the Company. Both events were not deemed probable until consummated, and therefore, stock-based compensation expense related to these PRSUs remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of

$1.1 million, using the accelerated attribution method for the portion of the awards for which the service-based vesting condition has been fully or partially satisfied. The remaining grant-date fair value of these PRSUs will be recognized over the remaining requisite service period.
Beginning in August 2021, the Company began granting RSUs to employees and directors with service-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The grant-date fair value of these RSUs will be recognized over the requisite service period.
Restricted stock unit activity, including PRSUs, during the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2022	3,372,585	$24.83
Granted	2,480,410	13.06
Vested	(81,060)	6.33
Cancelled/forfeited	(295,834)	14.36
Unvested at March 31, 2022	5,476,101	20.34
In addition, during the three months ended March 31, 2022, as a result of the expiration of the lock-up agreement related to its IPO, the Company issued 124,026 shares of common stock subject to RSUs that were vested as of December 31, 2021, but not yet settled.
The weighted-average grant date fair value of RSUs, including PRSUs, granted during the three months ended March 31, 2022 and 2021 was $13.06 and $4.95, respectively. The aggregate grant-date fair value of RSUs, including PRSUs, vested for the three months ended March 31, 2022 was $0.5 million. No RSUs or PRSUs vested in the three months ended March 31 2021.
Employee Stock Purchase Plan
The ESPP provides for consecutive offering periods during which eligible employees can participate in the ESPP and be granted the right to purchase shares. Except for the first offering period, which commenced on September 22, 2021, offering periods shall commence on each subsequent March 1 and September 1, with each offering period consisting of four six-month purchase periods, for a total of a 24-month offering period. No offering periods may last longer than 27 months. The offering period that commenced on September 22, 2021, ended on February 28, 2022, due to a decline in the Company’s stock price at the end of the purchase period, triggering a new offering period, as required by the ESPP plan documents. A new 24-month offering period commenced on March 1, 2022. This event is accounted for as a modification under US GAAP, resulting in incremental stock-based compensation expense of $3.6 million, which will be recognized over the requisite service period, which is deemed to be the new offering period.
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
The fair value of ESPP offerings was estimated at the date of each offering using the Black-Scholes option-pricing model with the following assumptions during the quarter ended March 31, 2022:

Three Months Ended March 31,
2022
Risk-free interest rates	0.60% to 1.31%
Expected term	0.5 to 2.0 years
Volatility	61.0% to 73.0%
Dividend rate	—%

Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, PRSUs, and the ESPP, included in the condensed consolidated statements of operations, net of amounts capitalized to internal-use software, as described in Note 4, was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Customer support and operations	$93	$8
Marketing	1,032	285
Technology and development	4,072	590
General and administrative	4,397	639
Total	$9,594	$1,522
As of March 31, 2022, the total unamortized compensation cost related to all non-vested equity awards, including options, RSUs, and PRSUs was $141.3 million, which will be amortized over a weighted-average remaining requisite service period of approximately 3.2 years. As of March 31, 2022, the total unrecognized compensation expense related to the ESPP was $6.5 million, which is expected to be amortized over the next 1.9 years.
The Company did not record a material income tax benefit related to stock-based compensation expense and stock option exercises, during the three months ended March 31, 2022 and 2021, since the Company currently maintains a full valuation allowance against its net deferred tax assets in the jurisdictions where material stock-compensation expense charges are incurred, and stock option exercises occurred.
11.    Related Party Arrangements
The Company previously had promissory note agreements with two executive employees in conjunction with their early exercise of stock options to purchase 1,800,000 shares of the Company’s common stock. The principal amount of the notes was $3.1 million, and interest accrued at 2.83% on the outstanding principal amount annually. The notes were secured by the shares that were exercised. Based on the non-recourse nature of these agreements, the agreements were accounted for as grants of options to purchase common stock. The fair value of the stock options, determined using the Black-Scholes option pricing model was being recognized over the requisite service period. The associated shares are legally outstanding and included in shares of common stock outstanding in the condensed consolidated financial statements, but were historically excluded from the Company’s net loss per common share calculations, as these shares of common stock were considered unvested until the underlying promissory notes were repaid.
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
The Company’s effective tax rates on pre-tax income were (2.3)% and (5.0)% for the three months ended March 31, 2022 and 2021, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% in both periods was primarily the result of foreign income taxed at different rates and changes in the U.S. valuation allowance.
The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of March 31, 2022, tax years 2011 through 2021 remain open for examination by taxing authorities.
The Company has applied ASC 740, Income Taxes, and has determined that it has no uncertain tax positions both during the three months ended March 31, 2022 and 2021. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense.
13.    401(k) Defined Contribution Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes discretionary matching contributions that are funded in the following year. The Company matches 50% of the first 3% of compensation that a participant contributes to the 401(k) plan, up to a maximum of $1,000 per plan year. The Company contributed $0.3 million and $0.2 million to the 401(k) plan during each of the three months ended March 31, 2022 and 2021, respectively, which represents the current period contribution for the prior plan year. The Company may also make discretionary profit-sharing contributions. No profit-sharing contributions were made during the three months ended March 31, 2022 and 2021.

14.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers, and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions, therefore no such amounts have been accrued as of March 31, 2022 and December 31, 2021.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that it had incurred a material loss with respect to such loss contingencies, as of March 31, 2022 and December 31, 2021.
Indirect taxes
The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company continually evaluates those jurisdictions in which indirect tax obligations exist to determine whether a loss is probable, as defined under U.S. GAAP, and the amount can be estimated. Determination of whether a loss is probable, and an estimate can be made, is a complex undertaking and takes into account the judgment of management, third-party research, and the potential outcome of negotiation and interpretations by regulators and courts, among other information. Such assessments include consideration of management’s evaluation of domestic and international tax laws and regulations, external legal advice, and the extent to which they may apply to our business and industry. Our assessment of probability includes consideration of recent inquiries, potential or actual self-disclosure, and applicability of tax rules driven by the growth in our business. As a result of this assessment, management accrued an estimated liability of approximately $3.8 million as of December 31, 2021, reflecting the amount that the Company believes is probable and estimable. There was no change to the estimated liability as of March 31, 2022. The estimated liability is recorded within accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets. Although the Company believes its indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits or settlements could be materially different than the amounts recorded, and such differences could be material.
Reserve for Transaction Losses
The Company is exposed to transaction losses including chargebacks, unauthorized credit card use, fraud associated with customer transactions and other non-fraud related losses. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The provision for transaction losses is included as a component of transaction expenses on the condensed consolidated statements of operations and comprehensive loss.
The table below summarizes the Company’s reserve for transaction losses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Beginning balance	$3,134	$3,250
Provisions for transaction losses	10,590	7,576
Losses incurred, net of recoveries	(9,905)	(8,047)
Ending balance	$3,819	$2,779

15.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Trade settlement liability	$12,871	$18,924
ESPP employee contributions	389	1,551
Accrued transaction expense	11,602	12,639
Accrued marketing expense	10,743	10,788
Reserve for transaction losses	3,819	3,134
Accrued salaries and benefits	3,270	2,923
Other accrued expenses	17,307	16,724
Total	$60,001	$66,683
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
The following table presents the Company’s revenue disaggregated by primary geographical location:

	Three Months Ended March 31,
(in thousands)	2022	2021
United States	$99,357	$67,619
Canada	17,279	11,081
Rest of world	19,378	12,356
Total revenue	$136,014	$91,056
Revenue is attributed to the country in which the sending customer is located.

17.    Subsequent Events
On May 4, 2022, the Company amended and renewed the lease for its corporate headquarters in Seattle, Washington. This renewal will commence on January 1, 2023 and expire on June 30, 2025. Total incremental estimated cash payments that will be made over the course of this lease agreement approximate $6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the year ended December 31, 2021. You should read the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q as well as in the Annual Report on Form 10-K and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
Remitly is a leading digital financial services provider for immigrants and their families in over 160 countries around the world.
Our differentiated approach to addressing the complexity of cross-border remittances and financial services is comprised of four core elements:
•Providing a simple and reliable way of sending money with our mobile-centric suite of products. Today, over 90% of our customers engage with Remitly on their mobile phones, shifting what traditionally required an in-person interaction, including waiting in line to speak with an agent to the palm of their hands. As of March 31, 2022, our mobile app had a 4.9 iOS App Store rating with more than 685,000 reviewers and a 4.8 Android Google Play rating with more than 360,000 reviewers. We have achieved this level of engagement and these high ratings by designing mobile-centric products that make the customer experience simple and convenient and give our customers complete peace of mind.
•Conveniently putting money safely in the hands of our customers’ families, wherever they are, by relying on our global network. As of March 31, 2022, our global network of funding and disbursement partnerships enables us to complete money transfers in over 2,300 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. We have partner relationships with global banks and leading global payment providers to give our customers an array of payment (or pay-in) options, including with a bank account, card-based payments, and alternative payment methods. Our disbursement network provides our customers with various digital and traditional delivery methods and enables us to send (or payout) funds within minutes to more than 3.7 billion bank accounts, over 690 million mobile wallets, and over 395,000 cash pickup locations. These partner relationships help drive a better customer experience, including faster transfers, higher acceptance rates, and enhanced reliability.
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
Our Revenue Model
For our remittance business, which represents the vast majority of our revenue today, we generate revenue from transaction fees charged to customers who are sending remittances and foreign exchange spreads applied to the customer’s principal.
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
Key Business Metrics
We regularly review the following key business metrics to evaluate our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of these key business metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, or investors. The key business metrics that we use to measure the performance of our business are defined as follows:
•“Active customers” is defined as the number of distinct customers that have successfully completed at least one remittance transaction using Remitly during a given calendar quarter. We identify customers through unique account numbers.
•“Send volume” is defined as the sum of all customer’s principal, measured in U.S. dollars, related to transactions completed during a given period. The customer’s principal is net of cancellations, does not include transaction fees from customers, and does not include any credits, offers, or bonuses applied to the transaction by us.
As active customers are measured on a quarterly basis, the data for the full-year periods for active customers is not meaningful, and therefore both metrics are only presented on a quarterly basis herein.
Active Customers

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Active customers	3,042	2,136
We believe that the number of our active customers is an important indicator of customer engagement and the overall growth of our business.
Active customers increased to approximately 3.0 million, or 42% growth, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase was primarily due to an increase in new customers, driven by investments in our mobile platform and marketing spend, our focus on customer experience, and continued expansion of our global disbursement network.
Send Volume

	Three Months Ended March 31,
	2022	2021
	(in millions)
Send volume	$6,094	$4,273
We measure send volume to assess the scale of remittances sent using our platform. Our customers mostly send from the United States, Canada, United Kingdom, other countries in Europe, and Australia. The recipients are located in over 150 countries across the globe; the largest receive countries include India, Mexico, and the Philippines.
Send volume increased approximately 43% to $6.1 billion for the three months ended March 31, 2022, compared to $4.3 billion for the three months ended March 31, 2021. This increase was primarily due to the growth of active customers, which increased 42% over the same period.

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
We have a history of successfully monitoring customer acquisitions costs and will continue to be strategic and disciplined toward customer acquisition. For example, for performance marketing, we set rigorous customer acquisition targets that we continuously monitor to ensure a high return on investment over the long term, and we can increase or decrease this investment as desired. Customer acquisition costs refer to direct marketing expenses deployed to acquire new customers and primarily includes digital advertising costs. Given competition in the digital advertising marketplace, we have observed recent increases in customer acquisition costs. We expect customer acquisition costs to increase in 2022.
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
Seasonality
Our operating results and metrics are subject to seasonality, which may result in fluctuations in our quarterly revenues and operating results. For example, active customers and send volume generally peak as customers send gifts for regional and global holidays including, most notably, in the fourth quarter around the Christmas holiday. This seasonality typically drives higher fourth quarter customer acquisition, which generally results in higher fourth quarter marketing costs and transaction losses. It also results in higher transactions and transaction expenses, along with higher working capital needs. Other periods of seasonality include Ramadan/Eid, Lunar New Year/Tết and Mother's Day, although the impact is generally lower than in the fourth quarter. The number of business days in a quarter and the day of week that the last day of the quarter falls on may also introduce variability in our results, working capital balances, or cash flows.
Ability to Invest in Our Technology Platform
We will continue to invest significant resources in our technology platform. These investments will allow us to introduce new and innovative products, add features to current products, enhance the customer and recipient experience, grow our payment and disbursement network, invest in our risk and security infrastructure, and continue to secure data in accordance with evolving best practices and legal requirements. While we expect our expenses related to technology and development to increase, which may impact short-term profitability, we believe these investments will ultimately contribute to our long term growth.
Ability to Manage Risk and Fraud
We manage fraud (e.g., through identity theft) and other illegitimate activity (e.g., money laundering) by utilizing our proprietary risk models which include machine learning processes, early warning systems, bespoke rules, and manual investigation processes. Our models and processes enable us to identify and address complex and evolving risks in these unwanted activities, while maintaining a differentiated customer experience. In addition, we integrate historical fraud loss data and other transaction data into our risk models which helps us identify emerging patterns and quantify fraud and regulatory and compliance risks across all aspects of our customer interactions. These models and processes allow us to achieve and maintain fraud loss rates within desired guardrails, as well as tailor our risk models to target other illegitimate activity.

Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including immigration, trade and regulatory policies, the conflict in Ukraine, unemployment, inflation, foreign currency fluctuations, and the rate of digital remittance adoption impact demand for our services and the options that we can offer. These factors evolve over time and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, and changes to digital adoption trends may shift the timing and volume of transactions, or the number of customers using our service.
Impact of the COVID-19 Pandemic
As a result of the COVID-19 pandemic, our business, and the digital financial services industry in general, saw accelerated growth, as digital remittances increasingly became the choice of senders and receivers; however, we also experienced disruptions. In response to the COVID-19 pandemic, government authorities and businesses globally implemented varying levels of travel restrictions, border closures, quarantines, shelter-in-place and lockdown orders, mask and social distancing requirements, and business limitations and shutdowns, which contributed to a variety of changes to consumer behavior as well as to government and business practices. As a result, we observed that consumer behavior evolved rapidly to favor forms of commerce that do not require in-person interactions, with acceleration in the shift to digital and contactless forms of payment. During 2020 and 2021, this led to rapid customer, transaction, and revenue growth for our business. We have experienced a stabilization in growth in 2022, primarily as a result of recent macroeconomic conditions, and specifically considering rising inflation and labor shortages. It remains unclear to what extent these conditions will impact our customers’ behavior in the future.
In some cases, pandemic related measures also negatively impacted Remitly, including disruptions to workforce stability during 2020 and 2021. However, certain operating expenses during those years grew more slowly than usual due to reduced business travel and the virtualization or cancellation of events. These operating expenses will, and have begun to, return to normal growth levels as pandemic restrictions are lifted. We expect that our operating costs will increase during the remainder of 2022 as business travel and other events resume.
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
Costs and expenses
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses, fees paid to payment processors for funding transactions, bad debt expense, chargebacks, fraud prevention, and compliance tools.
Reserve for Transaction Losses
The Company is exposed to transaction losses including chargebacks, unauthorized credit card use, fraud associated with customer transactions and other non-fraud related losses. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The provision for transaction losses is included as a component of transaction expenses in the condensed consolidated statements of operations.
Customer Support and Operations
Customer support and operations expenses consist primarily of personnel-related expenses associated with the Company’s customer support and operations organization, including salaries, benefits, and stock-based compensation expense, as well as third-party costs for customer support services, and travel and related office expenses. This includes our customer service teams which directly support our customers, consisting of online support and call centers, and other costs incurred to support our customers, including related telephony costs to support these teams, customer protection and risk teams, investments in tools to effectively service our customers, and increased customer self-service capabilities. Customer support and operations expenses also include professional services fees.
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
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development and maintenance of both new and existing products and services, including salaries, benefits and stock-based compensation expense. Technology and development expenses also include professional services fees and costs for software subscription services, predominantly for use by the Company’s technology and development teams. Technology and development expenses also include product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs don't qualify for capitalization.
We believe delivering new functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments to expand our solutions in order to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our technology and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of total revenue from period to period as we expand our technology and development team to develop new solutions and enhancements to existing solutions. In fiscal year 2022, as we invest in our platform to expand our offerings, improve the user experience, and drive geographic expansion, we expect technology and development expense to increase as a percentage of revenue.
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
As a result of the closing of our IPO, we have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We have also invested in additional headcount to support both public company costs and to support our growth initiatives.
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

Results of Operations
Comparison of the three months ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Revenue	$136,014	$91,056	$44,958	49%
Revenue increased $45.0 million, or 49%, to $136.0 million for the three months ended March 31, 2022. This increase was primarily driven by growth in send volume, which increased $1.8 billion, or 43%, to $6.1 billion for the three months ended March 31, 2022, compared to $4.3 billion for the three months ended March 31, 2021, reflecting an increase in active customers who sent the same average principal compared to the first quarter in 2021.
Transaction Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Transaction expenses	$56,263	$41,110	$15,153	37%
Percentage of total revenue	41%	45%
Transaction expenses increased $15.2 million, or 37%, to $56.3 million for the three months ended March 31, 2022, compared to $41.1 million, for the three months ended March 31, 2021. The increase was primarily due to an $11.2 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, a $3.0 million increase in fraud and other losses largely driven by growth in new customers and send volume, and a $1.0 million increase in other transaction expenses, primarily related to software and tools that support our compliance and risk operations.
As a percentage of revenue, transaction expenses declined to 41% for the three months ended March 31, 2022 as compared to 45% for the three months ended March 31, 2021 primarily due to better economics with partners driven by increasing scale and additional direct partner integrations, which have resulted in lower transaction expenses as a percentage of revenue year over year.
Customer Support and Operations Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Customer support and operations	$13,870	$8,631	$5,239	61%
Percentage of total revenue	10%	9%
Customer support and operations expenses increased $5.2 million, or 61%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily driven by a $2.3 million increase in third-party customer support costs, a $2.1 million increase in internal personnel costs at our sites in the Philippines, Nicaragua and Ireland that support customer operations, and a $0.8 million increase in software and telephony costs as we supported more active customers.
As a percentage of revenue, customer support and operations expenses increased to 10% for the three months ended March 31, 2022 from 9% for the three months ended March 31, 2021, due to the impact of the COVID-19 pandemic in the prior year, which impacted our staffing levels and created delays in our efforts to expand our customer support teams. We continue to invest in customer support and operations teams to support our customers’ experience.
Marketing Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Marketing	$40,621	$26,116	$14,505	56%
Percentage of total revenue	30%	29%
Marketing expenses increased $14.5 million, or 56%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due primarily to an increase of $11.6 million in direct marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $1.3 million driven by a 38% increase in marketing headcount compared to the same period in 2021, as well as a $0.7 million increase in stock-based compensation expense. The increase in marketing expenses was also driven by a $0.9 million increase in other indirect marketing, professional fees, software, and employee-related costs.

As a percent of revenue, marketing expenses increased to 30% for the three months ended March 31, 2022, from 29% for the three months ended March 31, 2021, due to growth in new customers, as well as higher customer acquisition costs, as our marketing spend was mostly dedicated to acquiring new customers.
Technology and Development Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Technology and development	$23,575	$11,644	$11,931	103%
Percentage of total revenue	17%	13%
Technology and development expenses increased $11.9 million, or 103% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was driven by $6.2 million in personnel-related expenses resulting from a 53% increase in headcount compared to the same period in 2021, as well as a $3.5 million increase in stock-based compensation expense. The increase in technology and development expense was also driven by a $1.4 million increase in software costs for employee tools and cloud services due to growth in headcount and volume of transactions, $0.3 million increase in professional fees, $0.3 million increase in other employee-related expenses and $0.2 million increase in facilities costs.
As a percentage of revenue, technology and development expenses increased to 17% for the three months ended March 31, 2022, from 13% for the three months ended March 31, 2021, primarily driven by an increase in headcount and related stock-based compensation expense, as we continue to invest in enhancements to our platform, expanded offerings, and geographic expansion.
General and Administrative Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
General and administrative	$23,342	$10,882	$12,460	115%
Percentage of total revenue	17%	12%
General and administrative expenses increased $12.5 million, or 115%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase was primarily driven by a $3.9 million increase in personnel-related costs due to a 71% increase in general and administrative headcount compared to the same period in the prior year, as well as a $3.8 million increase in stock-based compensation expense. The increase in general and administrative expenses was also due to a $2.9 million increase in professional, regulatory, and corporate fees to support our operations as a public company, a $1.4 million increase to other employee-related and facilities costs, and $0.5 million increase to other operating expenses.
As a percent of revenue, general and administrative expenses increased to 17% for the three months ended March 31, 2022, from 12% for the three months ended March 31, 2021, due to an increase in headcount to scale the organization to support our growth initiatives and ongoing public company costs, as well as a related increase in stock-based compensation expense.
Depreciation and Amortization

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Depreciation and Amortization	$1,517	$1,245	$272	22%
Percentage of revenue	1%	1%
Depreciation and amortization increased $0.3 million, or 22%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase is mostly due to an increase in depreciation for internally developed software and computers.
Interest Income

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Interest income	$36	$5	$31	nm
nm = not meaningful
Interest income increased by an immaterial amount for the three month period ended March 31, 2022, compared to the three months ended March 31, 2021.

Interest Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Interest expense	$(313)	$(259)	$54	21%
Interest expense increased by an immaterial amount for the three month period ended March 31, 2022, as compared to the three month period ended March 31, 2021.
Other Income, Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Other income, net	$669	$1,426	$(757)	(53)%
Other income, net, decreased $0.8 million for the three month period ended March 31, 2022, as compared to the three month period ended March 31, 2021, primarily due to foreign exchange remeasurements on transactions associated with high-volume balance sheet balances, and reduced variability in the related currencies, as compared to prior year.
Provision for Income Taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Provision for income taxes	$528	$370	$158	43%
The provision for income taxes increased by $0.2 million, or 43%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to an increase in taxable income for our international entities.
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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(23,310)	$(7,770)
Add:
Interest expense, net	277	254
Provision for income taxes	528	370
Depreciation and amortization expenses	1,517	1,245
Foreign exchange (gain) loss	(669)	(1,426)
Stock-based compensation expense, net	9,594	1,522
Adjusted EBITDA	$(12,063)	$(5,805)
Adjusted EBITDA of $(12.1) million for the three months ended March 31, 2022, declined 107.8% compared to $(5.8) million for the three months ended March 31, 2021. Although we have continued to experience growth, this has been partially offset by higher processing and customer support costs, investments in customer acquisition and our technology platform, and other general and administrative expenses, including costs to support our growth initiatives and operate as a public company.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
We have financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads, sales of our redeemable convertible preferred stock, proceeds from our IPO and concurrent private placement, and our $250.0 million New Revolving Credit Facility, which we entered into in September 2021, as well as our prior 2020 Credit Agreement. We had unused borrowing capacity of $231.1 million on our New Revolving Credit Facility as of March 31, 2022. As of March 31, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $444.6 million and $403.3 million, respectively, and funds available under the New Revolving Credit Facility and our previous revolving credit facility, respectively.
We believe that our cash, cash equivalents, and funds available under the New Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. Our material cash requirements include funds to support current and potential operating activities, capital expenditures, and other commitments, and could include other uses of cash, such as strategic investments. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new corridors, and the timing of introductions of new products and enhancements of existing products. Furthermore, certain jurisdictions where we operate require us to hold eligible liquid assets, based on regulatory or legal requirements, equal to the aggregate amount of all customer balances. In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, we expect that our operating expenses may increase during 2022 to support the continued growth of our business, including increased investments in our technology to support product improvements, new product development, and geographic expansion, as well as ongoing operating costs as a public company. We also routinely enter into marketing and advertising contracts, as well as software and other service arrangements, that can include minimum purchase quantities, requiring us to utilize cash on hand to fulfill these amounts. Refer to “Contractual Obligations and Commitments” discussed further below.
In the future, we may also attempt to raise additional capital through the sale of equity securities or through equity-linked securities, and the ownership of our existing stockholders would be diluted. In addition, if we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that are unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$40,250	$62,916
Investing activities	(1,625)	(1,198)
Financing activities	2,601	(10,874)

Cash Flows
Operating Activities
Our main sources of operating cash are transaction fees charged to customers and foreign exchange spreads on transactions. Our primary uses of cash from operating activities have been for advertising expenses used to attract new customers, transaction expenses that include fees paid to payment processors and disbursement partners, personnel-related expenses, technology, and other general corporate expenditures.
For the three months ended March 31, 2022, net cash provided by operating activities was $40.3 million, which primarily consisted of favorable changes in our operating assets and liabilities of $52.4 million, partially offset by a net loss of $23.3 million, and excluding $11.2 million of non-cash charges included within net loss for the period. The main driver for the favorable change in operating assets and liabilities was a decrease in disbursement prefunding of $62.5 million, which related to a higher than average balance as of the prior period end to fund disbursement partners for expected send volume over a long holiday weekend. This was partially offset by an increase of $14.5 million in customer funds receivable due to timing of cash receipts from customers.
For the three months ended March 31, 2021, net cash provided by operating activities was $62.9 million, which primarily consisted of changes in our operating assets and liabilities of $67.9 million offset by net loss of $7.8 million. The main drivers for the change in operating assets and liabilities were a decrease in disbursement prefunding of $34.4 million due to seasonality of the business, an increase in customer liabilities of $48.4 million due to growth in our business and timing of disbursements, offset by an increase in customer receivables of $11.3 million in line with the growth in our business, and timing of cash settlement.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment and capitalization of internal-use software.
Net cash used in investing activities was $1.6 million for the three months ended March 31, 2022 and $1.2 million for the three months ended March 31, 2021, primarily related to purchases of property and equipment to support the increase in headcount, and capitalization of internal use software costs.
Financing Activities
Cash provided by financing activities consists primarily of proceeds from the exercise of stock options, as well as previous issuances of redeemable convertible preferred stock. Cash used in financing activities historically consisted of repayments of our revolving credit facility borrowings.
Net cash provided by financing activities for the three months ended March 31, 2022 of $2.6 million was driven by proceeds from the exercise of stock options of $2.6 million.
Net cash used in financing activities for the three months ended March 31, 2021 of $10.9 million was primarily driven by the issuance of Series F redeemable convertible preferred stock, net of issuance costs of $3.0 million, offset by $15.0 million of repayments of our Revolving Credit Facility borrowings to meet our working capital needs.
Contractual Obligations and Commitments
Our principal commitments consist of standby letters of credits, long-term leases, and other purchase commitments entered into in the normal course of business. In addition, we routinely enter into marketing and advertising contracts, as well as software or other service arrangements, that contractually obligate us to purchase services in the near term, including minimum service quantities, unless we give notice of cancellation based on the applicable terms of the agreements. Most contracts are typically cancelable within a period of less than one year. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments.
There were no material changes outside of the ordinary course of business in the Company’s commitments and contingencies during the three months ended March 31, 2022 from the contractual obligations and contingencies disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as well as the lease commitments disclosed within Note 17. “Subsequent Events”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. Also refer to Note 14. “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
There have been no material changes to the Company’s critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Issued Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, in the notes to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
JOBS Act
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We expect to use the extended transition period for any new or revised accounting standards during the period in which we remain an emerging growth company.
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
As of March 31, 2022 and December 31, 2021, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to all other currencies in which our net loss is generated, would have resulted in a decrease or increase to the fair value of our assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $8.7 million and $11.6 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, the impact on March 31, 2022 as shown in this sensitivity analysis is lower when compared to December 31, 2021, as the disbursement prefunding balance on December 31, 2021 was $119.6 million due to the need to fund transactions to be paid out over the upcoming long holiday weekend, versus $57.2 million as of March 31, 2022. Both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of transactions sent through our platform. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
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
Based on such evaluation, and in consideration of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
These material weaknesses did not result in a misstatement to the condensed consolidated financial statement periods covered by this Quarterly Report on Form 10-Q. However, the material weakness described above, individually and aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.
As of the date of this Quarterly Report on Form 10-Q, these remain material weaknesses and we are in the process of remediating them. In order to remediate these material weaknesses, we have taken and plan to take the following actions:

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
Changes in Internal Control over Financial Reporting
Except for the remediation efforts noted above, there were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, reputation, financial condition, future results or the trading price of the Company’s stock. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, reputation, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchase of Equity Securities
None.
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

Remitly Global Inc.

Date:	May 12, 2022	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2022	By:	/s/ Susanna Morgan
Susanna Morgan
Chief Financial Officer
(Principal Financial and Accounting Officer)