Form 10-Q
period 2022-06-30
Remitly Global, Inc.
filed 2022-08-10
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	RELY	The Nasdaq Global Select Market
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, the registrant had 168,039,750 shares of common stock, $0.0001 par value per share, outstanding.

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
•    our ability to maintain our money transmission licenses and other regulatory approvals;
•    our ability to maintain and expand internationally; and
•    our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our solutions.
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

Part 1. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$429,709	$403,262
Disbursement prefunding	159,500	119,627
Customer funds receivable, net	95,209	67,215
Prepaid expenses and other current assets	19,680	17,448
Total current assets	704,098	607,552
Restricted cash	51	51
Property and equipment, net	10,237	9,249
Operating lease right-of-use assets	10,146	5,302
Other noncurrent assets, net	3,578	3,510
Total assets	$728,110	$625,664
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,459	$1,210
Customer liabilities	129,694	70,483
Accrued expenses and other current liabilities	113,998	66,683
Operating lease liabilities	2,726	3,240
Total current liabilities	251,877	141,616
Operating lease liabilities, noncurrent	7,933	2,907
Other noncurrent liabilities	1,075	813
Total liabilities	$260,885	$145,336
Commitments and Contingencies (Note 14)
Stockholders' equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of June 30, 2022 and December 31, 2021 both; 167,789,651 and 164,239,555 shares issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively	17	16
Additional paid-in capital	789,221	739,503
Accumulated other comprehensive (loss) income	(1,014)	253
Accumulated deficit	(320,999)	(259,444)
Total stockholders' equity	467,225	480,328
Total liabilities and stockholders' equity	$728,110	$625,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$157,255	$111,050	$293,269	$202,106
Costs and expenses
Transaction expenses(1)	60,826	46,505	117,089	87,615
Customer support and operations(1)	16,855	11,799	30,725	20,430
Marketing(1)	43,849	26,158	84,470	52,274
Technology and development(1)	36,083	15,198	59,658	26,842
General and administrative(1)	37,509	12,008	60,851	22,890
Depreciation and amortization	1,510	1,326	3,027	2,571
Total costs and expenses	196,632	112,994	355,820	212,622
Loss from operations	(39,377)	(1,944)	(62,551)	(10,516)
Interest income	439	5	475	10
Interest expense	(332)	(277)	(645)	(536)
Other income, net	1,687	1,222	2,356	2,648
Loss before provision for income taxes	(37,583)	(994)	(60,365)	(8,394)
Provision for income taxes	662	454	1,190	824
Net loss attributable to common stockholders	$(38,245)	$(1,448)	$(61,555)	$(9,218)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.23)	$(0.06)	$(0.37)	$(0.40)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	166,498,333	23,717,827	165,450,862	23,216,865
__________________
(1) Exclusive of depreciation and amortization, shown separately, above.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(38,245)	$(1,448)	$(61,555)	$(9,218)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,271)	16	(1,267)	(16)
Comprehensive loss	$(39,516)	$(1,432)	$(62,822)	$(9,234)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
For the Three Months Ended June 30, 2022 and 2021
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances as of April 1, 2022	—	$—	166,138,369	$17	$753,983	$257	$(282,754)	$471,503
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	—	—	1,653,909	—	2,154	—	—	2,154
Taxes paid related to net share settlement of equity awards	—	—	(2,627)	—	(30)	—	—	(30)
Stock-based compensation expense	—	—	—	—	33,114	—	—	33,114
Other comprehensive loss	—	—	—	—	—	(1,271)	—	(1,271)
Net loss	—	—	—	—	—	—	(38,245)	(38,245)
Balance as of June 30, 2022	—	$—	167,789,651	$17	$789,221	$(1,014)	$(320,999)	$467,225

	Three Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances as of April 1, 2021	127,410,631	$390,707	24,996,854	$2	$11,392	$559	$(228,458)	$(216,505)
Issuance costs incurred for the issuance of Series F redeemable convertible preferred stock	—	(20)	—	—	—	—	—	—
Issuance of common stock	—	—	25,759	—	169	—	—	169
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting restricted stock units	—	—	1,363,030	1	2,929	—	—	2,930
Stock-based compensation expense	—	—	—	—	2,703	—	—	2,703
Other comprehensive income	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(1,448)	(1,448)
Balance as of June 30, 2021	127,410,631	$390,687	26,385,643	$3	$17,193	$575	$(229,906)	$(212,135)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2022 and 2021
(In thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	164,239,555	$16	$739,503	$253	$(259,444)	$480,328
Issuance of common stock in connection with ESPP	—	—	202,213	—	1,882	—	—	1,882
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting restricted stock units	—	—	3,350,510	1	4,831	—	—	4,832
Taxes paid related to net shares settlement of equity awards	—	—	(2,627)	—	(30)	—	—	(30)
Stock-based compensation expense	—	—	—	—	43,035	—	—	43,035
Other comprehensive loss	—	—	—	—	—	(1,267)	—	(1,267)
Net loss	—	—	—	—	—	—	(61,555)	(61,555)
Balance as of June 30, 2022	—	$—	167,789,651	$17	$789,221	$(1,014)	$(320,999)	$467,225

	Six Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	127,082,605	$387,707	24,289,906	$2	$8,766	$591	$(220,688)	$(211,329)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	328,026	2,980	—	—	—	—	—	—
Issuance of common stock	—	—	25,759	—	169	—	—	169
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting restricted stock units	—	—	2,069,978	1	4,033	—	—	4,034
Stock-based compensation expense	—	—	—	—	4,225	—	—	4,225
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(9,218)	(9,218)
Balance as of June 30, 2021	127,410,631	$390,687	26,385,643	$3	$17,193	$575	$(229,906)	$(212,135)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(61,555)	$(9,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,027	2,571
Stock-based compensation expense, net	42,135	4,225
Other	179	(38)
Changes in operating assets and liabilities:
Disbursement prefunding	(39,873)	50,310
Customer funds receivable	(29,868)	(8,863)
Prepaid expenses and other assets	(2,687)	(5,527)
Operating lease right-of-use assets	1,743	1,336
Accounts payable	4,317	1,845
Customer liabilities	60,279	17,376
Accrued expenses and other liabilities	50,395	7,937
Operating lease liabilities	(2,062)	(1,678)
Net cash provided by operating activities	26,030	60,276
Cash flows from investing activities
Purchases of property and equipment	(1,492)	(671)
Capitalized internal-use software costs	(1,688)	(1,581)
Net cash used in investing activities	(3,180)	(2,252)
Cash flows from financing activities
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	—	2,980
Proceeds from exercise of stock options	4,467	4,374
Taxes paid related to net share settlement of equity awards	(30)	—
Repayments of revolving credit facility borrowings, net	—	(80,000)
Net cash provided by (used in) financing activities	4,437	(72,646)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(840)	181
Net increase (decrease) in cash, cash equivalents and restricted cash	26,447	(14,441)
Cash, cash equivalents, and restricted cash at beginning of period	403,313	188,075
Cash, cash equivalents, and restricted cash at end of period	$429,760	$173,634
Supplemental disclosure of cash flow information
Cash paid for interest	$465	$497
Cash paid for income taxes	829	93
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$6,932	$251
Vesting of early exercised options	393	101
Noncash issuance shares through Employee Stock Purchase Plan	1,882	—
Stock compensation capitalized to internal-use software	900	—
IPO costs incurred but not yet paid	—	1,231
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$429,709	$173,363
Restricted cash	51	271
Total cash, cash equivalents and restricted cash	$429,760	$173,634
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
Remitly is a leading digital financial services provider for immigrants and their families in over 170 countries, helping customers send money internationally in a quick, reliable, and more cost-effective manner, by leveraging digital channels and supporting cross-border transmissions across the globe.
Unless otherwise expressly stated or the context otherwise requires, the terms “Remitly” and the “Company” in these notes to the condensed consolidated financial statements refer to Remitly Global, Inc. and its wholly owned subsidiaries.

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Remitly Global, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Philippines and Mexico. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash or customer funds receivable in the three and six months ended June 30, 2022 and 2021.
For the three and six months ended June 30, 2022 and 2021, no individual customer represented 10% or more of the Company’s total revenue or customer funds receivable.
Trade Settlement Liabilities
Our trade settlement liability represents the total of book overdrafts and disbursement postfunding liabilities owed to our disbursement partners. Book overdrafts are created when the sum of outstanding checks related to a specific bank account are in excess of funds on deposit for the respective bank account. Disbursement postfunding liabilities are created when the sum of customer transactions related to a specific account held with a disbursement partner are in excess of funds on deposit for the respective account. Book overdrafts and disbursement postfunding liabilities totaled $63.8 million and $18.9 million as of June 30, 2022 and December 31, 2021, respectively, and were classified as ‘Accrued expenses and other current liabilities’ in the Condensed Consolidated Balance Sheets. The Company’s policy is to report the change in book overdrafts and prefunding liabilities as an operating activity in the Consolidated Statements of Cash Flows based on the underlying nature of the transactions.
Deferred Offering Costs
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized and included in ‘Other noncurrent assets’ on the Condensed Consolidated Balance Sheets. Upon completion of the IPO in September 2021, the Company reclassified $4.3 million of deferred offering costs to additional-paid-in capital offsetting the IPO proceeds.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of Marketing Expenses within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $36.0 million and $22.0 million during the three months ended June 30, 2022 and 2021, respectively. Advertising expenses totaled $70.6 million and $44.5 million during the six months ended June 30, 2022 and 2021, respectively.
Out-of-Period Adjustment
The condensed consolidated financial statements for the three months ended June 30, 2022 include an adjustment of $6.3 million to stock-based compensation expense and additional paid-in capital, to correct for an error identified by management during the preparation of the financial statements for the three months ended June 30, 2022. This adjustment is to reflect the straight-lining of expense over the full service period for graded-vested stock-based compensation awards under ASC 718, of which $1.9 million relates to the three months ended March 31, 2022, and the remaining $4.4 million amount relates to prior annual fiscal periods. Management has determined that this error was not material to the historical financial statements in any individual period or in the aggregate and did not result in the previously issued financial statements being materially misstated. Additionally, although the impact to the three months ended June 30, 2022 is material, the impact to full year 2022 expected results is not material. As such, management recorded the correction as an out-of-period adjustment in the three months ended June 30, 2022. Substantially all of the cumulative adjustment was related to stock-based compensation for personnel who support our general and administrative functions and was recorded to general and administrative expenses in the three months ended June 30, 2022.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the three months ended June 30, 2022, except as noted below.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements (“ASU”)
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40),Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Under existing U.S. GAAP, there is diversity in practice in accounting for the costs of implementing cloud computing arrangements (“CCA”) that are service contracts. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also requires the presentation of the amortization of the capitalized implementation costs in the same line item in the consolidated statements of comprehensive loss as the fees associated with the hosting arrangement. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 with early adoption permitted. This ASU was adopted on a prospective basis for the fiscal year ended December 31, 2021. The Company assessed the impact of the guidance to its consolidated financial statements for the three and six months ended June 30, 2021 and concluded that the standard did not have a material impact on its financial statements. See Note 4. for further disclosure of the ongoing impact of ASU 2018-15 to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2022.

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
3.    Revenue
The Company’s primary source of revenue is generated from its remittance business. Revenue is earned from transaction fees charged to customers who are sending remittances and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on the Company’s currency purchases. Revenue is recognized when control of these services is transferred to the Company’s customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided. The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers (Topic 606), which includes the following steps:
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

Deferred Revenue
The deferred revenue balances from contracts with customers were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Deferred revenue, beginning of the period	$1,068	$1,111	$1,212	$1,105
Deferred revenue, end of the period	1,084	1,126	1,084	1,126
Change in deferred revenue during the period	16	15	(128)	21
Revenue recognized during the three month periods ended June 30, 2022 and 2021 from amounts included in deferred revenue at the beginning of the period were $0.4 million and $0.3 million, respectively.
Revenue recognized during the six month periods ended June 30, 2022 and 2021 from amounts included in deferred revenue at the beginning of the period were $0.5 million and $0.3 million, respectively.
Deferred revenue represents amounts received from customers for which the performance obligations are not yet fulfilled. Deferred revenue is primarily included within ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets, as the performance obligations are expected to be fulfilled within the next year.
Sales Incentives
The Company provides sales incentives to customers in a variety of forms. Cash incentives given to customers are accounted for as reductions to revenue, up to the point where net historical cumulative revenue, at the customer level, is reduced to zero. Those additional incentive costs that would have caused the customer level revenue to be negative are classified as advertising expenses and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statement of Operations. In addition, referral credits given to a referrer are classified as marketing expenses.
During the three months ended June 30, 2022 and 2021, payments made to customers resulted in reductions to revenue of $5.9 million and $4.7 million, respectively, and charges to sales and marketing expense of $4.9 million and $2.9 million, respectively.
During the six months ended June 30, 2022 and 2021, payments made to customers resulted in reductions to revenue of $10.8 million and $9.0 million, respectively, and charges to sales and marketing expense of $8.6 million and $5.8 million, respectively.
4.    Property and Equipment
Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Capitalized internal-use software	$11,609	$9,022
Computer and office equipment	5,220	4,700
Furniture and fixtures	1,944	1,445
Leasehold improvements	6,640	6,655
Projects in Process	163	533
	25,576	22,355
Less: Accumulated depreciation and amortization	(15,339)	(13,106)
Property and equipment, net	$10,237	$9,249
Depreciation and amortization expense related to property and equipment was $1.5 million and $3.0 million for the three and six months ended June 30, 2022, respectively, and $1.4 million and $2.6 million for the three and six months ended June 30, 2021, respectively.
Capitalized Internal-Use Software Costs
There has been no impairment of previously capitalized costs during the three and six months ended June 30, 2022 and 2021.
Three months ended June 30, 2022 and 2021
The Company capitalized $1.5 million and $0.6 million for internal-use software costs for three month periods ended June 30, 2022 and 2021, respectively. The Company capitalized $0.6 million of stock-based compensation costs to internal-use software during the three month period ended June 30, 2022. The Company capitalized inconsequential amounts of stock-based compensation costs to internal-use software during the three months ended June 30, 2021. The Company recorded amortization expense of $0.7 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively.
Six months ended June 30, 2022 and 2021
The Company capitalized $2.6 million and $1.5 million for internal-use software costs during the six months ended June 30, 2022 and 2021, respectively. The Company capitalized $0.9 million of stock-based compensation costs to internal-use software during the six months ended June 30, 2022. The Company capitalized inconsequential amounts of stock-based compensation costs to internal-use software during the six months ended June 30, 2021. The Company recorded amortization expense of $1.4 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.
Capitalized Cloud Computing Arrangements

The Company capitalized $0.3 million and $0.7 million related to the implementation of cloud computing arrangements and recorded amortization expense of $0.1 million and $0.3 million during the three and six months ended June 30, 2022. As of June 30, 2022, capitalized costs, net of accumulated amortization, were approximately $1.3 million, of which $0.3 million was recorded within ‘Prepaid expenses and other current assets’ and $1.0 million was recorded within ‘Other noncurrent assets, net’ on the Company’s Condensed Consolidated Balance Sheets.
Amortization expense related to cloud computing arrangements for the three and six months ended June 30, 2022 was as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2022
Technology and development	$137	$247
General and administrative	6	15
Total amortization	$143	$262
The Company assessed the impact of the guidance to its consolidated financial statements for the three and six months ended and as of June 30, 2021 and concluded that the standard did not have a material impact on its financial statements.

5.    Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used as of June 30, 2022:

	As of June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Term deposits	$—	$50,000	$—	$50,000
Total assets	$—	$50,000	$—	$50,000
Term deposits as of June 30, 2022 were classified as cash equivalents on the Company’s condensed consolidated balance sheet, as such amounts were considered highly liquid and have an original maturity of three months or less at the time of purchase. The carrying value of term deposits approximated their respective fair value due to the short maturity of the amounts. For further information on the Company’s Cash and Cash Equivalents and Fair Value of Financial Instruments policies, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The carrying values of certain financial instruments, including disbursement prefunding, customer funds receivable, accounts payable, accrued expenses and other current liabilities, customer liabilities, and borrowings approximate their respective fair values due to their relative short maturities and are excluded from the fair value table above. If these financial instruments were measured at fair value in the financial statements, they would be classified as Level 2. There are no other financial assets and liabilities that are measured at fair value as of June 30, 2022.
There were no financial assets and liabilities that are measured at fair value as of December 31, 2021.
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2022 and 2021, other than the investment of our cash and cash equivalents into a term deposit during 2022.

6.    Debt
Secured Revolving Credit Facility
New Revolving Credit Facility
On September 13, 2021, Remitly Global, Inc. and Remitly, Inc., a wholly owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “New Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent, that provides for revolving commitments of $250.0 million (including a $60.0 million letter of credit sub-facility) and terminated its then-existing 2020 Credit Agreement (as defined below). Proceeds under the New Revolving Credit Facility are available for working capital and general corporate purposes. As part of the refinancing, the Company performed a debt modification analysis, utilizing the borrowing capacity test within ASC 470-50, Debt — Modification and Extinguishment, on a lender-by-lender basis, resulting in the capitalization of $1.4 million of new debt issuance costs incurred in connection with the New Revolving Credit Facility during the third quarter of 2021. Such amounts were capitalized and recorded within ‘Other noncurrent assets, net’ on the Condensed Consolidated Balance Sheet, and will be amortized to interest expense over the term of the New Revolving Credit Facility. The Company previously had $0.5 million of unamortized debt issuance costs associated with its existing Revolving Credit Facility. As a result of the debt modification analysis, the Company continues to amortize $0.4 million of unamortized debt issuance costs over the term of the New Revolving Credit Facility. The remaining $0.1 million was expensed as a debt extinguishment cost within interest expense in the condensed consolidated statements of operations during the third quarter of 2021.

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

The New Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements or engage in transactions with affiliates. As of June 30, 2022, financial covenants in the New Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the New Revolving Credit Facility as of June 30, 2022 and December 31, 2021.

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

As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the New Revolving Credit Facility. As of June 30, 2022 and December 31, 2021, the Company had $19.6 million and $18.9 million, respectively, in issued, but undrawn, standby letters of credit. As of June 30, 2022 and December 31, 2021, the Company had unused borrowing capacity of $230.4 million and $231.1 million, respectively, under the New Revolving Credit Facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(38,245)	$(1,448)	$(61,555)	$(9,218)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	166,498,333	23,717,827	165,450,862	23,216,865
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.23)	$(0.06)	$(0.37)	$(0.40)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	As of June 30,
	2022	2021
Redeemable convertible preferred stock	—	127,410,631
Common stock warrants	—	256,250
Stock options outstanding	20,158,090	25,355,906
RSUs outstanding(1)	17,245,351	617,696
ESPP	1,693,831	—
Shares subject to repurchase	278,155	1,979,669
Total	39,375,427	155,620,152
(1) A portion of these RSUs were subject to a performance-based vesting condition until September 22, 2021. See Note 10 for details on these awards.
8.    Common Stock
As of June 30, 2022, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. Through June 30, 2022 and June 30, 2021, no dividends have been declared or paid by the Company.
9.    Redeemable Convertible Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with right and preferences, including voting rights, designated from time to time by the Company’s board of directors.

As of June 30, 2022 and December 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
10.    Stock-Based Compensation
In 2011, the Company adopted the Equity Incentive Plan (the “2011 Plan”), as amended, which provided for the issuance of up to 43,899,677 incentive stock options, nonqualified stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors, officers, and consultants of the Company.
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
In addition, in September 2021, the Company adopted the Remitly Global, Inc. 2021 ESPP (the “ESPP”) to enable eligible employees to purchase shares of common stock with accumulated payroll deductions at a discount. The ESPP provided for the initial issuance of up to 3,500,000 shares of common stock. Beginning in January 2022, the number of shares reserved for issuance and sale under the ESPP will increase automatically on January 1 of each year through 2031 by the number of shares equal to 1% of the aggregate number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s talent and compensation committee, or by the Company’s board of directors acting in place of the talent and compensation committee. Subject to stock splits, recapitalizations, or similar events, no more than 35,000,000 shares of common stock may be issued over the term of the ESPP. The ESPP is intended to qualify under Section 423 of the Code, provided that the administrator may adopt sub-plans under the ESPP designed to be outside of the scope of Section 423 for participants who are non-U.S. residents. In January 2022, there was an increase in the shares reserved for issuance under the 2021 ESPP Plan, in accordance with the automatic increase provision.

As of June 30, 2022, 17,943,086 equity incentive awards remain available for issuance under the 2021 Plan and 4,940,182 shares of common stock remain available for issuance under the ESPP.
Stock Options
Stock options granted under the Plan generally vest over a period from two years to four years from the vesting commencement date on a monthly basis with or without a one-year cliff or, for nonemployees, ratably on a monthly basis over a shorter period, depending upon anticipated duration of services. Other vesting terms are determined by the Company’s board of directors. All options granted under the Plan are exercisable for up to ten years from the grant date, subject to vesting. In the event of termination of service, options will generally remain exercisable, to the extent vested, for three months following the termination of service.
The following is a summary of the Company’s stock option activity during the six months ended June 30, 2022:

	Stock Options
(in thousands, except share and per share amounts)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balances as of January 1, 2022	23,386,942	$3.70	7.66	$395,676
Granted	—	—
Exercised	(2,420,413)	1.84		19,282
Forfeited	(808,439)	4.48
Balances as of June 30, 2022	20,158,090	3.91	7.29	81,886
Vested and exercisable as of June 30, 2022	10,856,326	2.33	6.40	58,377
Vested and expected to vest as of June 30, 2022	20,391,245	$3.90	7.29	$82,955
_________________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.

The fair value of each employee stock option granted during the three and six months ended June 30, 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Risk-free interest rates	0.83% to 1.19%	0.32% to 1.19%
Expected term	5.0 to 6.8 years	3.5 to 6.8 years
Volatility	37.8% to 38.3%	37.8% to 41.4%
Dividend rate	—%	—%
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
No stock options were granted during the three and six months ended June 30, 2022. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2021 was $3.84 and $3.76, respectively.
The aggregate grant-date fair value of options vested for the three and six months ended June 30, 2022 was $4.3 million and $7.1 million, respectively, and for the three and six months ended June 30, 2021 was $1.9 million and $3.3 million, respectively.
Restricted Stock Units
Prior to the IPO, the Company granted performance-based RSUs (“PRSUs”) to employees and directors that contained both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff-vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock or (ii) immediately prior to the closing of a change in control of the Company. Both events were not deemed probable until consummated, and therefore, stock-based compensation expense related to these PRSUs remained unrecognized prior to the effectiveness of the IPO. Upon the effectiveness of the IPO the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $1.1 million, using the accelerated attribution method for the portion of the awards for which the service-based vesting condition has been fully or partially satisfied. The remaining grant-date fair value of these PRSUs is being recognized over the remaining requisite service period.
Beginning in August 2021, the Company began granting RSUs to employees and directors with service-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The grant-date fair value of these RSUs will be recognized over the requisite service period.
Restricted stock unit activity, including PRSUs, during the six months ended June 30, 2022 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2022	3,372,585	$24.83
Granted	15,354,755	10.68
Vested	(812,858)	10.15
Cancelled/forfeited	(675,918)	16.55
Unvested at June 30, 2022	17,238,564	13.24
In addition, during the three months ended March 31, 2022, as a result of the expiration of the lock-up agreement related to its IPO, the Company issued 124,026 shares of common stock subject to RSUs that were vested as of December 31, 2021, but not yet settled.
The weighted-average grant date fair value of RSUs, including PRSUs, granted during the six months ended June 30, 2022 and 2021 was $10.68 and $4.95, respectively. The aggregate grant-date fair value of RSUs, including PRSUs, vested for the six months ended June 30, 2022 was $8.2 million. No RSUs or PRSUs vested during the three and six months ended June 30, 2021.

Employee Stock Purchase Plan
The ESPP provides for consecutive offering periods during which eligible employees can participate in the ESPP and be granted the right to purchase shares. Except for the first offering period, which commenced on September 22, 2021, offering periods shall commence on each subsequent March 1 and September 1, with each offering period consisting of four six-month purchase periods, for a total of a 24-month offering period. No offering periods may last longer than 27 months. The offering period that commenced on September 22, 2021, ended on February 28, 2022, due to a decline in the Company’s stock price at the end of the purchase period, triggering a new offering period, as required by the ESPP plan documents. A new 24-month offering period commenced on March 1, 2022. This event was accounted for as a modification under US GAAP in the first quarter of 2022, resulting in incremental stock-based compensation expense of $3.6 million, which will be recognized over the requisite service period, which is deemed to be the new offering period.
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
The fair value of the ESPP offering was estimated using the Black-Scholes option-pricing model as of the offering date of March 1, 2022, using the following assumptions:

Six Months Ended June 30,
2022
Risk-free interest rates	0.60% to 1.31%
Expected term	0.5 to 2.0 years
Volatility	61.0% to 73.0%
Dividend rate	—%
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, PRSUs, and the ESPP, included in the condensed consolidated statements of operations, net of amounts capitalized to internal-use software, as described in Note 4, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Customer support and operations	$277	$29	$370	$37
Marketing	2,765	436	3,797	721
Technology and development	13,649	1,234	17,721	1,824
General and administrative	15,850	1,004	20,247	1,643
Total	$32,541	$2,703	$42,135	$4,225
As of June 30, 2022, the total unamortized compensation cost related to all non-vested equity awards, including options, RSUs, and PRSUs was $231.8 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.9 years. As of June 30, 2022, the total unrecognized compensation expense related to the ESPP was $5.3 million, which is expected to be amortized over the next 1.7 years.
The Company did not record a material income tax benefit related to stock-based compensation expense and stock option exercises, during the three and six months ended June 30, 2022 and 2021, since the Company currently maintains a full valuation allowance against its net deferred tax assets in the jurisdictions where material stock compensation expense charges are incurred, and stock option exercises occurred.
11.    Related Party Arrangements
The Company entered into promissory note agreements in October 2018 which were fully repaid in August 2021. The promissory note agreements were entered into with two executive employees in conjunction with their early exercise of stock options to purchase 1,800,000 shares of the Company’s common stock. The principal amount of the notes was $3.1 million, and interest accrued at 2.83% on the outstanding principal amount annually. The notes were secured by the shares that were exercised. Based on the nonrecourse nature of these agreements, the agreements were accounted for as grants of options to purchase common stock. The fair value of the stock options, determined using the Black-Scholes option pricing model was being recognized over the requisite service period. The associated shares are legally outstanding and included in shares of common stock outstanding in the condensed consolidated financial statements, but were historically excluded from the Company’s net loss per common share calculations, as these shares of common stock were considered unvested until the underlying promissory notes were repaid.
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
The Company’s effective tax rates on pretax income were (1.8)% and (45.7)% for the three months ended June 30, 2022 and 2021, respectively and (2.0)% and (9.8)% for the six months ended June 30, 2022 and 2021, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21.0% in both periods was primarily the result of foreign income taxed at different rates and changes in the U.S. valuation allowance.
The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of June 30, 2022, tax years 2011 through 2021 remain open for examination by taxing authorities.
The Company has applied ASC 740, Income Taxes, and has determined that it has no uncertain tax positions both during the three and six months ended June 30, 2022 and 2021. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense.
13.    401(k) Defined Contribution Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company makes discretionary matching contributions that are funded in the following year. The Company matches 50% of the first 3% of compensation that a participant contributes to the 401(k) plan, up to a maximum of $1,000 per plan year. The Company contributed $0.3 million and $0.2 million to the 401(k) plan during each of the six months ended June 30, 2022 and 2021, respectively, which represents the current period contribution for the prior plan year. The Company may also make discretionary profit-sharing contributions. No profit-sharing contributions were made during the three and six months ended June 30, 2022 and 2021.
14.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers, and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of June 30, 2022 and December 31, 2021.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that it had incurred a material loss with respect to such loss contingencies, as of June 30, 2022 and December 31, 2021.
Indirect taxes
The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company continually evaluates those jurisdictions in which indirect tax obligations exist to determine whether a loss is probable, as defined under U.S. GAAP, and the amount can be estimated. Determination of whether a loss is probable, and an estimate can be made, is a complex undertaking and takes into account the judgment of management, third-party research, and the potential outcome of negotiation and interpretations by regulators and courts, among other information. Such assessments include consideration of management’s evaluation of domestic and international tax laws and regulations, external legal advice, and the extent to which they may apply to our business and industry. Our assessment of probability includes consideration of recent inquiries, potential or actual self-disclosure, and applicability of tax rules driven by the growth in our business. As a result of this assessment, management accrued an estimated liability of approximately $3.8 million as of December 31, 2021, reflecting the amount that the Company believes is probable and estimable. There was no change to the estimated liability as of June 30, 2022. The estimated liability is recorded within accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. Although the Company believes its indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits or settlements could be materially different than the amounts recorded, and such differences could be material.

Reserve for Transaction Losses
The Company is exposed to transaction losses including chargebacks, unauthorized credit card use, fraud associated with customer transactions and other non-fraud-related losses. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets. The provision for transaction losses is included as a component of ‘Transaction expenses’ within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The table below summarizes the Company’s reserve for transaction losses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$3,819	$2,779	$3,134	$3,250
Provisions for transaction losses	7,645	6,997	18,235	14,573
Losses incurred, net of recoveries	(9,200)	(7,455)	(19,105)	(15,502)
Ending balance	$2,264	$2,321	$2,264	$2,321
15.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Trade settlement liability(1)	$63,814	$18,924
ESPP employee contributions	1,373	1,551
Accrued transaction expense	15,190	12,639
Accrued marketing expense	8,568	10,788
Reserve for transaction losses	2,264	3,134
Accrued salaries and benefits	4,099	2,923
Other accrued expenses	18,690	16,724
Total	$113,998	$66,683
_________________
(1)The trade settlement liability amount represents the total of book overdrafts and disbursement postfunding liabilities owed to our disbursement partners. Refer to Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
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
The following table presents the Company’s revenue disaggregated by primary geographical location:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
United States	$116,561	$82,224	$215,918	$149,843
Canada	19,080	13,874	36,359	24,955
Rest of world	21,614	14,952	40,992	27,308
Total revenue	$157,255	$111,050	$293,269	$202,106
Revenue is attributed to the country in which the sending customer is located.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the year ended December 31, 2021. You should read the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q as well as in the Annual Report on Form 10-K and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.
Overview
Remitly is a leading digital financial services provider for immigrants and their families in over 170 countries around the world.
Our differentiated approach to addressing the complexity of cross-border remittances and financial services is composed of four core elements:
•Providing a simple and reliable way of sending money with our mobile-centric suite of products. Today, over 95% of our customers engage with Remitly on their mobile phones, shifting what traditionally required an in-person interaction, including waiting in line to speak with an agent to the palm of their hands. As of June 30, 2022, our mobile app had a 4.9 iOS App Store rating with more than 780,000 reviewers and a 4.8 Android Google Play rating with more than 420,000 reviewers. We have achieved this level of engagement and these high ratings by designing mobile-centric products that make the customer experience simple and convenient and give our customers complete peace of mind.
•Conveniently putting money safely in the hands of our customers’ families, wherever they are, by relying on our global network. As of June 30, 2022, our global network of funding and disbursement partnerships enables us to complete money transfers in over 3,200 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. We have partner relationships with global banks and leading global payment providers to give our customers an array of payment (or pay-in) options, including with a bank account, card-based payments, and alternative payment methods. Our disbursement network provides our customers with various digital and traditional delivery methods and enables us to send (or payout) funds, generally within minutes across the majority of transactions, to more than 3.9 billion bank accounts, over 705 million mobile wallets, and over 410,000 cash pickup locations. These partner relationships help drive a better customer experience, including faster transfers, higher acceptance rates, and enhanced reliability.
•Creating trusted and personalized experiences with our localization expertise at scale. We believe our expertise in localizing our marketing, products, and customer support at scale is a key differentiator and enables us to provide customers with a personalized experience that drives peace of mind. Localization can mean many things. To us, it means speaking with our customers in their preferred language, reaching them through the media channels they frequent, and being culturally relevant through their journey. While our business is global, we recognize the importance of a culturally relevant experience being delivered to our customers and their families in the many countries we serve. We strive to deliver marketing, product, and support experiences that connect with them in meaningful ways. For example, we tailor our customer experience with 15 native languages, and we provide peace of mind with our global customer support team. Additionally, for disbursement of funds, we partner with local brands that are among the most trusted and recognized by our customers and their families.
•Using our data-driven approach to better serve our customers and provide more value. We have a data-driven approach to how we grow our business, prioritize our investments, and manage our operations. Because our customers initiate transfers digitally, we capture and leverage a body of transaction-related data that provides insight into customer behavior and customer experience. This data and the analytics we perform inform our marketing investments and product development prioritization. In addition, we leverage our data platform and proprietary machine learning models to improve our compliance systems and manage pricing, treasury, fraud risk, and customer support.
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

Foreign exchange spreads represent the difference between the foreign exchange rate offered to customers and the foreign exchange rate on the Company’s currency purchases. They are an output of proprietary and dynamic models that are designed to provide fair and competitive rates to our customers, while generating a spread for the Company based on our ability to buy foreign currency at generally advantageous rates.
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
As active customers are measured on a quarterly basis, the data for the full-year periods for active customers is not meaningful, and therefore is only presented on a quarterly basis herein.
Active Customers

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Active customers	3,419	2,397
We believe that the number of our active customers is an important indicator of customer engagement and the overall growth of our business.
Active customers increased to approximately 3.4 million, or 43% growth, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This increase was primarily due to an increase in new customers, driven by investments in our mobile platform and marketing spend, our focus on customer experience, and continued expansion of our global disbursement network.
Send Volume

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Send volume	$6,964	$4,976	$13,058	$9,249
We measure send volume to assess the scale of remittances sent using our platform. Our customers mostly send from the United States, Canada, United Kingdom, other countries in Europe, and Australia. The recipients are located in over 160 countries across the globe; the largest receive countries include Mexico, the Philippines, and India.
Send volume increased approximately 40% to $7.0 billion for the three months ended June 30, 2022, compared to $5.0 billion for the three months ended June 30, 2021. This increase was primarily due to the growth of quarterly active customers, which increased 43% over the same period.

Send volume increased $3.8 billion, or 41%, to $13.1 billion for the six months ended June 30, 2022, compared to $9.2 billion for the six months ended June 30, 2021, driven by the increase in quarterly active customers.
Key Factors Affecting Our Performance
Customer Retention and High Customer Engagement
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
Attracting New Customers
Our continued ability to attract new customers to our platform is a key driver for our long-term growth. We continue to expand our customer base by launching new send and receive corridors, by continuing to innovate, and by providing the most trusted financial services for immigrants. We plan to continue to acquire new customers through digital marketing channels and word-of-mouth referrals from existing customers, and by exploring new customer acquisition channels. Given the nature of our business, new customer acquisition may negatively impact net loss and Adjusted EBITDA in the initial period, while positively impacting net loss and Adjusted EBITDA in subsequent periods.
Customer Acquisition
Efficiently acquiring customers is critical to our growth and maintaining attractive customer economics, which is impacted by online marketing competition, our ability to effectively target the right demographic, and competitor pricing.
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
Corridor Mix
Our business is global and certain attributes of our business vary by corridor such as send amount, customer funding sources, and transaction frequency. For example, a period of high growth in receive countries with large average send amounts, such as India, could disproportionately impact send volume while impacting active customers to a lesser extent. While shifts in our corridor mix could impact the trends in our global business, including send volume and customer economics, our strategy is to manage and optimize each of these corridors over the long term based on their specific dynamics.
Seasonality
Our operating results and metrics are subject to seasonality, which may result in fluctuations in our quarterly revenues and operating results. For example, active customers and send volume generally peak as customers send gifts for regional and global holidays including, most notably, in the fourth quarter around the Christmas holiday. This seasonality typically drives higher fourth quarter customer acquisition, which generally results in higher fourth quarter marketing costs and transaction losses. It also results in higher transactions and transaction expenses, along with higher working capital needs. Other periods of seasonality include Ramadan/Eid, Lunar New Year/Tết and Mother’s Day, which occur throughout the year, although the impact of seasonality is generally lower than in the fourth quarter. The number of business days in a quarter and the day of week that the last day of the quarter falls on also introduces variability in our results, working capital balances, or cash flows period over period.
Our Technology Platform
We continue to invest significant resources in our technology platform. These investments will allow us to introduce new and innovative products, add features to current products, enhance the customer and recipient experience, grow our payment and disbursement network, invest in our risk and security infrastructure, and continue to secure data in accordance with evolving best practices and legal requirements. While we expect our expenses related to technology and development to increase, which may impact short-term profitability, we believe these investments will ultimately contribute to our long term growth.
Management of Risk and Fraud
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

Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including immigration, trade and regulatory policies, the conflict in Ukraine, unemployment, inflation, currency fluctuations, and the rate of digital remittance adoption impact demand for our services and the options that we can offer. These factors evolve over time and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, and changes to digital adoption trends may shift the timing and volume of transactions, or the number of customers using our service.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which we operate. As a result of the COVID-19 pandemic, our business, and the digital financial services industry in general, saw accelerated growth, as digital remittances increasingly became the choice of senders and receivers; however, we also experienced disruptions. In response to the COVID-19 pandemic, government authorities and businesses globally implemented varying levels of travel restrictions, border closures, quarantines, shelter-in-place and lockdown orders, mask and social distancing requirements, and business limitations and shutdowns, which contributed to a variety of changes to consumer behavior as well as to government and business practices. As a result, we observed that consumer behavior evolved rapidly to favor forms of commerce that do not require in-person interactions, with acceleration in the shift to digital and contactless forms of payment. During 2020 and 2021, this led to rapid customer, transaction, and revenue growth for our business. We have experienced a stabilization in growth in 2022. It remains unclear to what extent these conditions will impact our customers’ behavior in the future.
In some cases, pandemic-related measures also negatively impacted Remitly, including disruptions to workforce stability during 2020 and 2021. However, certain operating expenses during those years grew more slowly than usual due to reduced business travel and the virtualization or cancellation of events. These operating expenses will, and have begun to, return to normal growth levels as pandemic restrictions are lifted. We expect that our operating costs will increase during the remainder of 2022 as business travel and other events resume.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, particularly if new variants of the virus emerge. While we expect the trend towards increased use of digital payments to continue, its velocity may abate as conditions change. In addition, the impact from new variants and other factors arising from the COVID-19 pandemic could adversely effect the use of our services by our customers, the ability of our employees to perform work, and our business generally, which could have a material adverse impact on our operating and financial results.
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
The Company’s revenue is generated on transaction fees charged to customers and foreign exchange spreads between the foreign exchange rate offered to customers and the foreign exchange rate on the Company’s currency purchases. Revenue is recognized when control of these services is transferred to the Company’s customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided.
Costs and expenses
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses, fees paid to payment processors for funding transactions, bad debt expense, chargebacks, fraud prevention, and compliance tools.
Reserve for Transaction Losses
The Company is exposed to transaction losses including chargebacks, unauthorized credit card use, fraud associated with customer transactions and other non-fraud-related losses. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets. The provision for transaction losses is included as a component of ‘Transaction expenses’ within the Condensed Consolidated Statements of Operations.
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
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development and maintenance of both new and existing products and services, including salaries, benefits and stock-based compensation expense. Technology and development expenses also include professional services fees and costs for software subscription services, predominantly for use by the Company’s technology and development teams. Technology and development expenses also include product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs do not qualify for capitalization.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for the Company’s finance, legal, corporate development, human resources, facilities, and administrative personnel, including salaries, benefits and stock-based compensation expense. General and administrative expenses also include professional services fees, software subscriptions, facilities, indirect taxes, and other corporate expenses.
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

Results of Operations
Comparison of the three and six months ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Revenue	$157,255	$111,050	$46,205	42%	$293,269	$202,106	$91,163	45%
Revenue increased $46.2 million, or 42%, to $157.3 million for the three months ended June 30, 2022. This increase was primarily driven by growth in send volume, which increased $2.0 billion, or 40%, to $7.0 billion for the three months ended June 30, 2022, compared to $5.0 billion for the three months ended June 30, 2021, reflecting an increase in active customers compared to the second quarter in 2021 and continued strength in the retention of existing customers.
Revenue increased $91.2 million, or 45%, to $293.3 million for the six months ended June 30, 2022, compared to $202.1 million for the six months ended June 30, 2021. This increase in revenue was driven primarily by the growth in send volume, which increased $3.8 billion, or 41%, to $13.1 billion for the six months ended June 30, 2022, compared to $9.2 billion for the six months ended June 30, 2021.
Transaction Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Transaction expenses	$60,826	$46,505	$14,321	31%	$117,089	$87,615	$29,474	34%
Percentage of total revenue	39%	42%			40%	43%
Transaction expenses increased $14.3 million, or 31%, to $60.8 million for the three months ended June 30, 2022, compared to $46.5 million, for the three months ended June 30, 2021. The increase was primarily due to an $11.9 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, a $1.3 million increase in fraud and other losses largely driven by growth in new customers and send volume, and a $1.1 million increase in other transaction expenses, primarily related to software and tools that support our compliance and risk operations.
As a percentage of revenue, transaction expenses decreased to 39% for the three months ended June 30, 2022, from 42% for the three months ended June 30, 2021, due to both better economics with partners driven by increasing scale and a reduction in fraud and other losses as a percentage of revenue.
Transaction expenses increased $29.5 million, or 34%, to $117.1 million for the six months ended June 30, 2022, compared to $87.6 million, for the six months ended June 30, 2021. The increase was primarily due to a $23.0 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, a $4.3 million increase in fraud and other losses largely driven by growth in new customers and send volume, and a $2.2 million increase in other transaction expenses, primarily related to software and tools that support our compliance and risk operations.
As a percentage of revenue, transaction expenses decreased to 40% for the six months ended June 30, 2022, from 43% for the six months ended June 30, 2021, primarily due to better economics with partners driven by increasing scale.
Customer Support and Operations Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Customer support and operations	$16,855	$11,799	$5,056	43%	$30,725	$20,430	$10,295	50%
Percentage of total revenue	11%	11%			10%	10%
Customer support and operations expenses increased $5.1 million, or 43%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily driven by a $1.9 million increase in internal personnel costs at our sites in the Philippines, Nicaragua, and Ireland that support customer operations, a $1.7 million increase in third-party customer support costs, a $0.9 million increase in software and telephony costs as we supported more active customers, and $0.6 million in other operating expenses.
As a percentage of revenue, customer support and operations expenses remained flat at 11% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Customer support and operations expenses increased $10.3 million, or 50%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily driven by a $4.0 million increase in third-party customer support costs, a $3.9 million increase in internal personnel costs at our sites in the Philippines, Nicaragua, and Ireland that support customer operations, a $1.7 million increase in software and telephony costs as we supported more active customers, and a $0.7 million increase in other operating expenses.
As a percentage of revenue, customer support and operations expenses remained flat at 10% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Marketing Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Marketing	$43,849	$26,158	$17,691	68%	$84,470	$52,274	$32,196	62%
Percentage of total revenue	28%	24%			29%	26%
Marketing expenses increased $17.7 million, or 68%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due primarily to an increase of $13.3 million in direct marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $1.1 million, driven by a 35% increase in marketing headcount compared to the same period in 2021, as well as a $2.3 million increase in stock-based compensation expense. The increase in marketing expenses was also driven by a $1.0 million increase in other indirect marketing, employee-related costs, and software.
As a percent of revenue, marketing expenses increased to 28% for the three months ended June 30, 2022, from 24% for the three months ended June 30, 2021, due to growth in new customers and higher customer acquisition costs as our marketing spend was mostly dedicated to acquiring new customers.
Marketing expenses increased $32.2 million, or 62%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due primarily to an increase of $24.9 million in direct marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $2.4 million driven by a 36% increase in marketing headcount compared to the same period in 2021, as well as a $3.1 million increase in stock-based compensation expense. The increase in marketing expenses was also driven by a $1.8 million increase in other indirect marketing, software, employee-related costs, and professional fees.
As a percent of revenue, marketing expenses increased to 29% for the six months ended June 30, 2022, from 26% for the six months ended June 30, 2021, due to growth in new customers and higher customer acquisition costs, as our marketing spend was mostly dedicated to acquiring new customers.
Technology and Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Technology and development	$36,083	$15,198	$20,885	137%	$59,658	$26,842	$32,816	122%
Percentage of total revenue	23%	14%			20%	13%
Technology and development expenses increased $20.9 million, or 137% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was driven by a $5.9 million increase in personnel-related expenses resulting from a 42% increase in headcount compared to the same period in 2021 due to our continued investment in our technology platform, as well as a $12.5 million increase in stock-based compensation expense. The increase in technology and development expense was also driven by a $1.6 million increase in software costs for cloud services and employee tools due to growth in headcount and volume of transactions, a $0.5 million increase in employee related expenses, and a $0.4 million increase in facilities costs.
As a percentage of revenue, technology and development expenses increased to 23% for the three months ended June 30, 2022, from 14% for the three months ended June 30, 2021, driven by an increase in stock-based compensation expense and headcount due to hiring additional personnel and contractors who are directly engaged in developing our platform and providing technology support and security.
Technology and development expenses increased $32.8 million, or 122%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was driven by $12.1 million in personnel-related expenses resulting from a 47% increase in headcount compared to the same period in 2021 due to our continued investment in our technology platform,, as well as a $16.0 million increase in stock-based compensation expense. The increase in technology and development expense was also driven by a $2.9 million increase in software costs for employee tools and cloud services due to growth in headcount and volume of transactions, a $0.8 million increase in employee related expenses, a $0.6 million increase in facilities costs, and $0.4 million increase in professional fees.
As a percentage of revenue, technology and development expenses increased to 20% for the six months ended June 30, 2022, from 13% for the six months ended June 30, 2021, driven by an increase in stock-based compensation expense and headcount due to hiring additional personnel and contractors who are directly engaged in developing our platform and providing technology support and security.

General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
General and administrative	$37,509	$12,008	$25,501	212%	$60,851	$22,890	$37,961	166%
Percentage of total revenue	24%	11%			21%	11%
General and administrative expenses increased $25.5 million, or 212%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This increase was primarily driven by a $5.1 million increase in personnel-related costs due to a 76% increase in general and administrative headcount compared to the same period in the prior year, as well as a $14.9 million increase in stock-based compensation expense. The increase in general and administrative expenses was also due to a $3.7 million increase in professional, regulatory, and corporate fees, a $1.6 million increase to employee-related and facilities costs, and $0.2 million increase to other operating expenses.The increase in headcount and professional, regulatory, and corporate fees has been to support the growth of the business and ongoing public company costs.
As a percent of revenue, general and administrative expenses increased to 24% for the three months ended June 30, 2022, from 11% for the three months ended June 30, 2021, due to an increase in headcount, stock-based compensation, and ongoing public company costs.
General and administrative expenses increased $38.0 million, or 166%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This increase was primarily driven by a $9.1 million increase in personnel-related costs due to a 74% increase in general and administrative headcount compared to the same period in the prior year, to support the growth of the business and ongoing public company costs, as well as a $18.6 million increase in stock-based compensation expense. The increase in general and administrative expense was also due to a $6.5 million increase in professional, regulatory, and corporate fees to support ongoing public company costs, a $3.0 million increase to employee-related and facilities costs, and $0.8 million increase to other operating expenses.
Approximately $6.5 million of the increase in stock-based compensation expense in both the three and six months ended June 30, 2022 relates to a prior period adjustment that was corrected in the current period.
As a percentage of revenue, general and administrative expenses increased to 21% for the six months ended June 30, 2022, from 11% for the six months ended June 30, 2021, due to an increase in headcount, stock-based compensation, and ongoing public company costs.
Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Depreciation and Amortization	$1,510	$1,326	$184	14%	$3,027	$2,571	$456	18%
Percentage of revenue	1%	1%			1%	1%
Depreciation and amortization increased $0.2 million, or 14%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This increase is mostly due to an increase in depreciation for internally developed software, computers, and leasehold improvements.
Depreciation and amortization increased $0.5 million, or 18%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This increase is mostly due to an increase in depreciation for internally developed software, computers, and leasehold improvements.
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Interest income	$439	$5	$434	nm	$475	$10	$465	nm
nm = not meaningful
Interest income increased by an immaterial amount for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021.

Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Interest expense	$(332)	$(277)	$55	20%	$(645)	$(536)	$(109)	20%
Interest expense remained flat for the three and six month periods ended June 30, 2022, as compared to the three and six month periods ended June 30, 2021

Other income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Other income, net	$1,687	$1,222	$465	38%	$2,356	$2,648	$(292)	(11)%
Other income, net increased $0.5 million for the three-month period ended June 30, 2022, compared to the three-month period ended June 30, 2021.
Other income, net decreased $0.3 million for the six-month period ended June 30, 2022, compared to the six-month period ended June 30, 2021.
Other income in all periods was primarily due to unrealized gains on foreign exchange remeasurements related to transactions associated with high-volume balance sheet amounts.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Provision for income taxes	$662	$454	$208	46%	$1,190	$824	$366	44%
The provision for income taxes increased by $0.2 million, or 46%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
The provision for income taxes increased $0.4 million, or 44%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
The increase in income taxes was primarily due to an increase in taxable income in line with business growth.
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
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net loss. Adjusted EBITDA is calculated as net loss adjusted by i) interest expense, net; ii) provision for income taxes; iii) non-cash charge of depreciation and amortization; iv) other expense (income), net, including gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency; v) non-cash stock-based compensation expense, net, as well as non-cash charges associated with our donation of common stock in connection with our Pledge 1% commitment.
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
Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:
•although depreciation and amortization are noncash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or other capital commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the effect of income taxes that may represent a reduction in cash available to us;
•Adjusted EBITDA does not reflect the effect of gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency;

•Adjusted EBITDA excludes noncash charges associated with the donation of our common stock in connection with our Pledge 1% commitment, which is recorded in general and administrative expense;
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
The following table sets forth a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(38,245)	$(1,448)	$(61,555)	$(9,218)
Add:
Interest expense, net	(107)	272	170	526
Provision for income taxes	662	454	1,190	824
Depreciation and amortization expenses	1,510	1,326	3,027	2,571
Foreign exchange (gain) loss	(1,687)	(1,222)	(2,356)	(2,648)
Stock-based compensation expense	32,541	2,703	42,135	4,225
Adjusted EBITDA	$(5,326)	$2,085	$(17,389)	$(3,720)
Adjusted EBITDA was $(5.3) million for the three months ended June 30, 2022, compared to $2.1 million for the three months ended June 30, 2021. Adjusted EBITDA of $(17.4) million for the six months ended June 30, 2022, declined compared to $(3.7) million for the six months ended June 30, 2021. Although we have continued to experience growth, this has been offset by higher investments in customer acquisition and our technology platform, and other general and administrative expenses to support growth initiatives and operate as a public company.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
We have financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads, sales of our redeemable convertible preferred stock, proceeds from our IPO and concurrent private placement, and our $250.0 million New Revolving Credit Facility, which we entered into in September 2021, as well as our prior 2020 Credit Agreement. We had unused borrowing capacity of $230.4 million on our New Revolving Credit Facility as of June 30, 2022. As of June 30, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $429.7 million and $403.3 million, respectively, and funds available under the New Revolving Credit Facility and our previous revolving credit facility, respectively.
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

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$26,030	$60,276
Investing activities	(3,180)	(2,252)
Financing activities	4,437	(72,646)
Cash Flows
Operating Activities
Our main sources of operating cash are transaction fees charged to customers and foreign exchange spreads on transactions. Our primary uses of cash from operating activities have been for advertising expenses used to attract new customers, transaction expenses that include fees paid to payment processors and disbursement partners, personnel-related expenses, technology, and other general corporate expenditures. Our changes in operating cash flows, are heavily impacted by the timing of customer transactions and in particular, the day of the week that the quarter end falls on, including holidays and long weekends. For example we generally have higher prefunding amounts if the quarter closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction relates balances period over period. These balances in our condensed consolidated statement of cash flows include disbursement prefunding, customer funds receivable, customer liabilities, and book overdrafts and disbursement postfunding liabilities, which are included within the line item: accrued expenses and other liabilities.
For the six months ended June 30, 2022, net cash provided by operating activities was $26.0 million, which primarily consisted of favorable changes in our operating assets and liabilities of $42.3 million, partially offset by a net loss of $61.6 million, and excluding $45.3 million of noncash charges included within net loss for the period. The main drivers for the favorable change in operating assets and liabilities were an increase in customer funds liability of $60.3 million due to growth in our business and timing of disbursements and an increase in accrued expenses and other liabilities of $50.4 million. due to an increased amount of book overdrafts and disbursement postfunding liabilities driven by the timing of our cash transfers and settlement of customer liabilities. This was partially offset by an increase in disbursement prefunding of $39.9 million, which related to a higher than average balance as of the current period end to fund disbursement partners for expected send volume over a long holiday weekend, combined with an increase of $29.9 million in customer funds receivable due to timing of cash receipts from customers.
For the six months ended June 30, 2021, net cash provided by operating activities was $60.3 million, which primarily consisted of changes in our operating assets and liabilities of $62.7 million offset by net loss of $9.2 million. The main drivers for the change in operating assets and liabilities were a decrease in disbursement prefunding of $50.3 million due to seasonality of the business, an increase in customer liabilities of $17.4 million due to growth in our business and timing of disbursements, offset by an increase in customer receivables of $8.9 million in line with the growth in our business, and timing of cash settlement.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment and capitalization of internal-use software.
Net cash used in investing activities was $3.2 million for the six months ended June 30, 2022 and $2.3 million for the six months ended June 30, 2021, primarily related to purchases of property and equipment to support the increase in headcount, and capitalization of internal use software costs.
Financing Activities
Cash provided by financing activities consists primarily of proceeds from the exercise of stock options, as well as previous issuances of redeemable convertible preferred stock. Cash used in financing activities historically consisted of repayments of our revolving credit facility borrowings.
Net cash provided by financing activities for the six months ended June 30, 2022 of $4.4 million was primarily driven by proceeds from the exercise of stock options of $4.5 million.
Net cash used in financing activities for the six months ended June 30, 2021 of $72.6 million was primarily driven by repayments of our Revolving Credit Facility borrowings of $80.0 million, partially offset by proceeds from exercise of stock options of $4.4 million along with issuance of Series F redeemable convertible preferred stock, net of issuance costs, of $3.0 million.

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
On May 4, 2022, the Company amended and renewed the lease for its corporate headquarters in Seattle, Washington. In addition, during the first quarter of 2022, the Company amended certain of its existing lease agreements to accommodate additional space needed for its workforce, as a result of the Company’s continued growth, which included entering into a new multi-year lease agreement in Ireland. These leases commenced, or will commence, in various months during 2022 and expire between 2023 and 2025. Total incremental estimated cash payments that will be made over the course of these lease agreements total approximately $10 million. These leases have been recorded in accordance with ASC 842, Leases, on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2022.
There were no other material changes outside of the ordinary course of business in the Company’s commitments and contingencies during the six months ended June 30, 2022 from the contractual obligations and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, other than as noted above. For further discussion of commitments and contingencies, also refer to Note 14. “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
JOBS Act
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Based on the market value of our common stock held by nonaffiliates as of the last business day of our fiscal second quarter ended June 30, 2022, we will cease to be an emerging growth company as of December 31, 2022.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity investment risk. Management establishes and oversees the implementation of policies governing our investing, funding and foreign currency activities in order to mitigate market risks. We monitor risk exposures on an ongoing basis.

Credit Risk
We have a limited number of pay-in payment processors and therefore we are exposed to credit risk relating to those pay-in payment providers if in the course of a transaction, we were to disburse funds to the recipient but the pay-in payment provider does not deliver our customer’s funds to us (for example, due to their illiquidity). We mitigate this credit risk by engaging with reputable pay-in payment providers and entering into written agreements with pay-in providers allowing for legal recourse. We are also exposed to credit risk relating to many of our disbursement partners when we prefund or remit funds in advance of having collected funds from our customers through our pay-in payment processors, if our disbursement partners fail to disburse funds according to our instructions (for example, due to their insufficient capital). We mitigate these credit exposures by engaging with reputable disbursement partners and performing a credit review before onboarding each disbursement partner and by negotiating for post-funding arrangements where circumstances permit. We also periodically review credit ratings or, if unavailable, other financial documentation, of both our pay-in payment providers and disbursement partners. We have not experienced significant losses during the periods presented.
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
As of June 30, 2022 and December 31, 2021, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to all other currencies in which our net loss is generated, would have resulted in a decrease or increase to the fair value of our assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $6.1 million and $11.6 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of transactions sent through our platform. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on such evaluation, and in consideration of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. Accordingly, our management has performed additional analyses, reconciliations, and other post-closing procedures. On the basis of these procedures, management has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on

Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Internal Control Over Financial Reporting
In connection with preparing our consolidated financial statements as of and for the year ended December 31, 2020, we identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses are as follows:
•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (1) program change management controls for certain financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (2) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain financial systems, programs, and data to appropriate Company personnel.
•We did not design and maintain effective controls over segregation of duties in journal entries. More specifically, certain personnel had the ability to prepare and post journal entries without an independent review performed by someone without this ability.
These material weaknesses did not result in a misstatement to the condensed consolidated financial statement periods covered by this Quarterly Report on Form 10-Q. However, the material weaknesses described above could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.
In addition, in the second quarter of 2022, we identified a new material weakness. We did not design and maintain controls to monitor the impact of vesting terms on the timing and accuracy of stock-based compensation expense for graded-vesting equity awards. This material weakness resulted in the misstatement of stock-based compensation expense and related financial disclosures for the year-ended December 31, 2021 and the interim period ended March 31, 2022, which was corrected in the interim period ended June 30, 2022, as described in Note 2 to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Management has determined that this error was not material to the historical financial statements in any individual period or in the aggregate and did not result in the previously issued financial statements being materially misstated. This material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.
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
•implementing controls to review and monitor user access;
•establishing additional controls over the preparation and review of journal entries; and
•establishing additional controls to monitor the impact of vesting terms on the timing and accuracy of stock-based compensation expense.
We are taking the necessary actions to address each of the material weaknesses discussed above; however, each material weakness will not be considered remediated until the applicable remedial measures have been implemented for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively.
We have concluded that these material weaknesses in our internal control over financial reporting occurred as we are a new public company, and, prior to the effectiveness of our initial public offering, we were a private company and did not have the necessary business processes and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
Changes in Internal Control over Financial Reporting
The material weakness identified in the second quarter of 2022 was a change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-259167), which was declared effective by the SEC on September 22, 2021. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus relating to the IPO. The managing underwriters of our IPO were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, in connection with the issuance and sale of the securities registered.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Restated Bylaws		10-Q	001-40822	3.4	November 12, 2021
10.1	Employment agreement between Remitly Global, Inc. and Hemanth Munipalli, dated July 18, 2022	x
10.2	Change in control and severance agreement between Remitly Global, Inc. and Hemanth Munipalli, dated July 18, 2022	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
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

Remitly Global Inc.

Date:	August 10, 2022	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2022	By:	/s/ Hemanth Munipalli
Hemanth Munipalli
Chief Financial Officer
(Principal Financial and Accounting Officer)