Form 10-Q
period 2022-09-30
Remitly Global, Inc.
filed 2022-11-09
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-40822
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, the registrant had 170,663,803 shares of common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS		Page(s)
Special Note Regarding Forward-Looking Statements		ii

Part I	Financial Information
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4	Controls and Procedures	34

Part II	Other Information	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

Signatures		38

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•    uncertainties regarding the impact of general economic and market conditions, including as a result of currency fluctuations, inflation, or regional and global conflicts or related government sanctions;
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

Part 1. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$376,451	$403,262
Disbursement prefunding	155,536	119,627
Customer funds receivable, net	114,029	67,215
Prepaid expenses and other current assets	20,119	17,448
Total current assets	666,135	607,552
Restricted cash	81	51
Property and equipment, net	10,270	9,249
Operating lease right-of-use assets	9,420	5,302
Other noncurrent assets, net	4,431	3,510
Total assets	$690,337	$625,664
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,180	$1,210
Customer liabilities	104,861	70,483
Accrued expenses and other current liabilities	99,573	66,683
Operating lease liabilities	3,168	3,240
Total current liabilities	215,782	141,616
Operating lease liabilities, noncurrent	6,667	2,907
Other noncurrent liabilities	1,399	813
Total liabilities	$223,848	$145,336
Commitments and Contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of September 30, 2022 and December 31, 2021 both; 170,467,139 and 164,239,555 shares issued and outstanding, as of September 30, 2022 and December 31, 2021, respectively	17	16
Additional paid-in capital	822,929	739,503
Accumulated other comprehensive (loss) income	(2,389)	253
Accumulated deficit	(354,068)	(259,444)
Total stockholders’ equity	466,489	480,328
Total liabilities and stockholders’ equity	$690,337	$625,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$169,259	$121,244	$462,528	$323,350
Costs and expenses
Transaction expenses(1)	69,872	47,560	186,961	135,175
Customer support and operations(1)	18,142	12,005	48,867	32,435
Marketing(1)	43,337	30,365	127,807	82,639
Technology and development(1)	36,178	18,123	95,836	44,965
General and administrative(1)	35,504	24,539	96,355	47,429
Depreciation and amortization	1,843	1,319	4,870	3,890
Total costs and expenses	204,876	133,911	560,696	346,533
Loss from operations	(35,617)	(12,667)	(98,168)	(23,183)
Interest income	1,400	82	1,875	92
Interest expense	(330)	(512)	(975)	(1,048)
Other income, net	1,765	396	4,121	3,044
Loss before provision for income taxes	(32,782)	(12,701)	(93,147)	(21,095)
Provision for income taxes	287	261	1,477	1,085
Net loss attributable to common stockholders	$(33,069)	$(12,962)	$(94,624)	$(22,180)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.41)	$(0.57)	$(0.85)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	168,604,378	31,641,400	166,517,398	26,055,903
__________________
(1) Exclusive of depreciation and amortization, shown separately, above.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(33,069)	$(12,962)	$(94,624)	$(22,180)
Other comprehensive loss:
Foreign currency translation adjustments	(1,375)	(293)	(2,642)	(309)
Comprehensive loss	$(34,444)	$(13,255)	$(97,266)	$(22,489)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
For the Three Months Ended September 30, 2022 and 2021
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of July 1, 2022	—	$—	167,789,651	$17	$789,221	$(1,014)	$(320,999)	$467,225
Issuance of common stock in connection with ESPP	—	—	177,461	—	1,634	—	—	$1,634
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	—	—	2,320,448	—	3,914	—	—	3,914
Donation of common stock	—	—	181,961	—	1,972	—	—	1,972
Taxes paid related to net share settlement of equity awards	—	—	(2,382)	—	(25)	—	—	(25)
Stock-based compensation expense	—	—	—	—	26,213	—	—	26,213
Other comprehensive loss	—	—	—	—	—	(1,375)	—	(1,375)
Net loss	—	—	—	—	—	—	(33,069)	(33,069)
Balance as of September 30, 2022	—	$—	170,467,139	$17	$822,929	$(2,389)	$(354,068)	$466,489

	Three Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of July 1, 2021	127,410,631	$390,687	26,385,643	$3	$17,193	$575	$(229,906)	$(212,135)
Repayment of non-recourse promissory note	—	—	—	—	3,060	—	—	3,060
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(127,410,631)	(390,687)	127,410,631	13	390,674	—	—	390,687
Issuance of common stock upon initial public offering and private placements, net of offering costs, underwriting discounts, and commissions	—	—	7,581,395	—	305,191	—	—	305,191
Donation of common stock	—	—	181,961	—	6,933	—	—	6,933
Issuance of common stock upon exercise of warrants	—	—	254,014	—	—	—	—	—
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	—	—	1,951,856	—	2,341	—	—	2,341
Stock-based compensation expense	—	—	—	—	4,861	—	—	4,861
Other comprehensive loss	—	—	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	—	—	(12,962)	(12,962)
Balance as of September 30, 2021	—	$—	163,765,500	$16	$730,253	$282	$(242,868)	$487,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2022 and 2021
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	164,239,555	$16	$739,503	$253	$(259,444)	$480,328
Issuance of common stock in connection with ESPP	—	—	379,674	—	3,516	—	—	3,516
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting restricted stock units	—	—	5,670,958	1	8,745	—	—	8,746
Donation of common stock	—	—	181,961	—	1,972	—	—	1,972
Taxes paid related to net shares settlement of equity awards	—	—	(5,009)	—	(55)	—	—	(55)
Stock-based compensation expense	—	—	—	—	69,248	—	—	69,248
Other comprehensive loss	—	—	—	—	—	(2,642)	—	(2,642)
Net loss	—	—	—	—	—	—	(94,624)	(94,624)
Balance as of September 30, 2022	—	$—	170,467,139	$17	$822,929	$(2,389)	$(354,068)	$466,489
	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	127,082,605	$387,707	24,289,906	$2	$8,766	$591	$(220,688)	$(211,329)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	328,026	2,980	—	—	—	—	—	—
Repayment of non-recourse promissory note	—	—	—	—	3,060	—	—	3,060
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(127,410,631)	(390,687)	127,410,631	13	390,674	—	—	390,687
Issuance of common stock upon initial public offering and private placements, net of offering costs, underwriting discounts, and commissions	—	—	7,581,395	—	305,191	—	—	305,191
Donation of common stock	—	—	181,961	—	6,933	—	—	6,933
Issuance of common stock upon exercise of warrants	—	—	254,014	—	—	—	—	—
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	—	—	4,021,834	1	6,374	—	—	6,375
Issuance of common stock	—	—	25,759	—	169	—	—	169
Stock-based compensation expense	—	—	—	—	9,086	—	—	9,086
Other comprehensive loss	—	—	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	—	—	(22,180)	(22,180)
Balance as of September 30, 2021	—	$—	163,765,500	$16	$730,253	$282	$(242,868)	$487,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(94,624)	$(22,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,870	3,890
Stock-based compensation expense, net	67,880	8,965
Donation of common stock	1,972	6,933
Other	268	360
Changes in operating assets and liabilities:
Disbursement prefunding	(35,909)	(7,212)
Customer funds receivable	(52,547)	(29,072)
Prepaid expenses and other assets	(3,355)	(9,491)
Operating lease right-of-use assets	2,743	2,023
Accounts payable	6,863	1,229
Customer liabilities	36,803	50,284
Accrued expenses and other liabilities	40,399	16,013
Operating lease liabilities	(3,152)	(2,317)
Net cash (used in) provided by operating activities	(27,789)	19,425
Cash flows from investing activities
Purchases of property and equipment	(2,197)	(1,347)
Capitalized internal-use software costs	(2,444)	(1,941)
Cash paid for acquisition, net of acquired cash and cash equivalents	(375)	—
Net cash used in investing activities	(5,016)	(3,288)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering and private placements, net of underwriting discounts and commissions and other offering costs	—	307,094
Repayment of non-recourse promissory note	—	3,060
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	—	2,980
Proceeds from exercise of stock options	8,245	7,519
Payment of debt issuance costs	—	(988)
Repayments of revolving credit facility borrowings, net	—	(80,000)
Taxes paid related to net share settlement of equity awards	(55)	—
Net cash provided by financing activities	8,190	239,665
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,166)	(262)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,781)	255,540
Cash, cash equivalents, and restricted cash at beginning of period	403,313	188,075
Cash, cash equivalents, and restricted cash at end of period	$376,532	$443,615
Supplemental disclosure of cash flow information
Cash paid for interest	$690	$936
Cash paid for income taxes	1,397	303
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$7,441	$2,532
Vesting of early exercised options	554	263
Noncash issuance of common stock in connection with ESPP	3,516	—
Stock-based compensation expense capitalized to internal-use software	1,368	—
IPO and debt issuance costs incurred but not yet paid	—	2,287
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	390,687
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$376,451	$443,313
Restricted cash	81	302
Total cash, cash equivalents and restricted cash	$376,532	$443,615
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
The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period.
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

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Philippines and Mexico. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash or customer funds receivable in the three and nine months ended September 30, 2022 and 2021.
For the three and nine months ended September 30, 2022 and 2021, no individual customer represented 10% or more of the Company’s total revenue or customer funds receivable.
Trade Settlement Liabilities
Our trade settlement liability represents the total of book overdrafts and disbursement postfunding liabilities owed to our disbursement partners. Book overdrafts are created when the sum of outstanding checks related to a specific bank account are in excess of funds on deposit for the respective bank account. Disbursement postfunding liabilities are created when the sum of customer transactions related to a specific account held with a disbursement partner are in excess of funds on deposit for the respective account. Book overdrafts and disbursement postfunding liabilities totaled $48.1 million and $18.9 million as of September 30, 2022 and December 31, 2021, respectively, and were classified as ‘Accrued expenses and other current liabilities’ in the Condensed Consolidated Balance Sheets. The Company’s policy is to report the change in book overdrafts and prefunding liabilities as an operating activity in the Consolidated Statements of Cash Flows based on the underlying nature of the transactions.
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
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing Expenses’ within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $34.6 million and $25.6 million during the three months ended September 30, 2022 and 2021, respectively. Advertising expenses totaled $105.2 million and $70.1 million during the nine months ended September 30, 2022 and 2021, respectively.
Business Combinations and Asset Acquisitions
The Company evaluates acquisitions to determine if they meet the definition of a business. If the acquisition does meet the definition of a business, it is accounted for as a business combination. For a business combination, assets acquired and liabilities assumed are generally recorded at their fair value at the date of acquisition. Any excess of the fair value of consideration transferred for the business, over the fair values of the identifiable assets acquired and liabilities assumed is recognized as goodwill.
Acquisitions that do not meet the criteria to be accounted for as a business combination are accounted for as an asset acquisition. In an asset acquisition, the cost of the acquisition, including transaction costs, is allocated to the acquired assets and assumed liabilities based upon their relative fair values as of the acquisition date, and no goodwill is recognized.
Transaction costs related to business combinations are expensed as incurred and are included in ‘General and Administrative Expenses’ in the Condensed Consolidated Statements of Operations. Acquisition expenses primarily include external legal, accounting, valuation, and due diligence costs, as well as advisory and other professional services fees necessary to integrate acquired businesses. Transaction costs totaled $1.8 million and $2.6 million for the three and nine months ended September 30, 2022. There were no transaction costs incurred for the three and nine months ended September 30, 2021. Such costs are primarily related to our pending acquisition of Rewire, as further discussed in “Management’s Discussion and Analysis” included in Part I, Item 2 within this Quarterly Report on Form 10-Q.
Intangible Assets
Intangible assets with finite lives primarily consist of licenses acquired through business combinations or asset acquisitions. Intangible assets acquired through business combination are recorded at their respective estimated fair values upon acquisition close. Other intangible assets acquired through asset acquisition are recorded at their respective cost. The Company determines the estimated useful lives for acquired intangible assets based on the expected future cash flows associated with the respective asset. The Company's intangible assets with finite lives are amortized using an economic benefit method, over their estimated useful lives, unless amortizing on a straight-line basis would not be significantly different. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Out-of-Period Adjustment
The Condensed Consolidated Financial Statements include an adjustment of $4.4 million to stock-based compensation expense and additional paid-in capital, to correct for an error identified by management during the preparation of the prior quarter’s financial statements for the three months ended June 30, 2022. This adjustment is to reflect the straight-lining of expense over the full service period for graded-vested stock-based compensation awards under ASC 718, and relates to prior annual fiscal periods. Management has determined that this error was not material to the historical financial statements in any individual period or in the aggregate and did not result in the previously issued financial statements being materially misstated. Additionally, although the impact to the three months ended June 30, 2022 was considered material, the impact to full year 2022 expected results is not material. As such, management recorded the correction as an out-of-period adjustment in the three months ended June 30, 2022, as disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2022. Substantially all of the cumulative adjustment was related to stock-based compensation for personnel who support our general and administrative functions and was recorded to general and administrative expenses.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the three months ended September 30, 2022, except as noted below.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements (“ASU”)
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40),Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Under existing U.S. GAAP, there is diversity in practice in accounting for the costs of implementing cloud computing arrangements (“CCA”) that are service contracts. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also requires the presentation of the amortization of the capitalized implementation costs in the same line item in the Condensed Consolidated Statements of Operations as the fees associated with the hosting arrangement. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 with early adoption permitted. This ASU was adopted on a prospective basis for the fiscal year ended December 31, 2021. The Company assessed the impact of the guidance to its consolidated financial statements for the three and nine months ended September 30, 2021 and concluded that the standard did not have a material impact on its financial statements. See Note 4. for further disclosure of the ongoing impact of ASU 2018-15 to the Company’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology pursuant to which loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The Condensed Consolidated Statements of Operations would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year with early adoption permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements.
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
Deferred Revenue
The deferred revenue balances from contracts with customers were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Deferred revenue, beginning of the period	$1,084	$1,126	$1,212	$1,105
Deferred revenue, end of the period	1,122	1,269	1,122	1,269
Change in deferred revenue during the period	38	143	(90)	164
Revenue recognized during the three month periods ended September 30, 2022 and 2021 from amounts included in deferred revenue at the beginning of the period were $0.4 million and $0.3 million, respectively.
Revenue recognized during the nine month periods ended September 30, 2022 and 2021 from amounts included in deferred revenue at the beginning of the period were $0.6 million and $0.3 million, respectively.
Deferred revenue represents amounts received from customers for which the performance obligations are not yet fulfilled. Deferred revenue is primarily included within ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets, as the performance obligations are expected to be fulfilled within the next year.
Sales Incentives
The Company provides sales incentives to customers in a variety of forms. Cash incentives given to customers are accounted for as reductions to revenue, up to the point where net historical cumulative revenue, at the customer level, is reduced to zero. Those additional incentive costs that would have caused the customer level revenue to be negative are classified as advertising expenses and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. In addition, referral credits given to a referrer are classified as marketing expenses.
During the three months ended September 30, 2022 and 2021, payments made to customers resulted in reductions to revenue of $6.7 million and $4.3 million, respectively, and charges to sales and marketing expense of $5.2 million and $2.6 million, respectively.
During the nine months ended September 30, 2022 and 2021, payments made to customers resulted in reductions to revenue of $17.5 million and $13.4 million, respectively, and charges to sales and marketing expense of $13.8 million and $8.4 million, respectively.

4.    Property and Equipment
Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Capitalized internal-use software	$12,682	$9,022
Computer and office equipment	5,825	4,700
Furniture and fixtures	1,982	1,445
Leasehold improvements	6,656	6,655
Projects in Process	17	533
	27,162	22,355
Less: Accumulated depreciation and amortization	(16,892)	(13,106)
Property and equipment, net	$10,270	$9,249
Depreciation and amortization expense related to property and equipment was $1.9 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively
Depreciation and amortization expense related to property and equipment was $4.9 million and $3.9 million for the nine months ended September 30, 2022 and 2021, respectively.
Capitalized Internal-Use Software Costs
There has been no impairment of previously capitalized costs during the three and nine months ended September 30, 2022 and 2021.
Three months ended September 30, 2022 and 2021
The Company capitalized $1.2 million and $0.5 million for internal-use software costs for three month periods ended September 30, 2022 and 2021, respectively. The Company capitalized $0.5 million of stock-based compensation costs to internal-use software during the three month period ended September 30, 2022. The Company capitalized inconsequential amounts of stock-based compensation costs to internal-use software during the three months ended September 30, 2021. The Company recorded amortization expense of $1.1 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively.
Nine months ended September 30, 2022 and 2021
The Company capitalized $3.8 million and $2.0 million for internal-use software costs during the nine months ended September 30, 2022 and 2021, respectively. The Company capitalized $1.4 million of stock-based compensation costs to internal-use software during the nine months ended September 30, 2022. The Company capitalized inconsequential amounts of stock-based compensation costs to internal-use software during the nine months ended September 30, 2021. The Company recorded amortization expense of $2.5 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Capitalized Cloud Computing Arrangements

The Company capitalized $0.4 million and $1.1 million related to the implementation of cloud computing arrangements and recorded amortization expense of $0.2 million and $0.4 million during the three and nine months ended September 30, 2022. As of September 30, 2022, capitalized costs, net of accumulated amortization, were approximately $1.6 million, of which $0.7 million was recorded within ‘Prepaid expenses and other current assets’ and $0.9 million was recorded within ‘Other noncurrent assets, net’ on the Company’s Condensed Consolidated Balance Sheets, which is inclusive of a $0.5 million reclassification from ‘Other noncurrent assets, net’ to ‘Prepaid expenses and other current assets’ for the nine months ended September 30, 2022, in-line with the respective underlying useful life of the capitalized costs.
Amortization expense related to cloud computing arrangements for the three and nine months ended September 30, 2022 was as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2022
Technology and development	$166	$413
General and administrative	4	19
Total amortization	$170	$432
The Company assessed the impact of the guidance to its consolidated financial statements for the three and nine months ended and as of September 30, 2021 and concluded that the standard did not have a material impact on its financial statements.

5.    Fair Value Measurements
There were no financial assets and liabilities that were measured at fair value as of September 30, 2022 and December 31, 2021. We previously invested approximately $80.0 million of our cash and cash equivalents into a Level 2 term deposit during the three months ended March 31, 2022, which had an original maturity of three months or less at the time of purchase. Upon maturity, in the three months ended June 30, 2022, we re-invested approximately $50.0 million, into a new term deposit, that was subsequently liquidated during the nine months ended September 30, 2022.
The carrying values of certain financial instruments, including disbursement prefunding, customer funds receivable, accounts payable, accrued expenses and other current liabilities, customer liabilities, and borrowings approximate their respective fair values due to their relative short maturities. If these financial instruments were measured at fair value in the financial statements, they would be classified as Level 2.
Other than as described above, there were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2021.
6.    Debt
Secured Revolving Credit Facility
New Revolving Credit Facility
On September 13, 2021, Remitly Global, Inc. and Remitly, Inc., a wholly owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “New Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent, that provides for revolving commitments of $250.0 million (including a $60.0 million letter of credit sub-facility) and terminated its then-existing 2020 Credit Agreement (as defined below). Proceeds under the New Revolving Credit Facility are available for working capital and general corporate purposes. As part of the refinancing, the Company performed a debt modification analysis, utilizing the borrowing capacity test within ASC 470-50, Debt — Modification and Extinguishment, on a lender-by-lender basis, resulting in the capitalization of $1.4 million of new debt issuance costs incurred in connection with the New Revolving Credit Facility during the third quarter of 2021. Such amounts were capitalized and recorded within ‘Other noncurrent assets, net’ on the Condensed Consolidated Balance Sheets, and will be amortized to interest expense over the term of the New Revolving Credit Facility. The Company previously had $0.5 million of unamortized debt issuance costs associated with its existing Revolving Credit Facility. As a result of the debt modification analysis, the Company continues to amortize $0.4 million of unamortized debt issuance costs over the term of the New Revolving Credit Facility. The remaining $0.1 million was expensed as a debt extinguishment cost within interest expense in the Condensed Consolidated Statements of Operations during the third quarter of 2021.

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

The New Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements or engage in transactions with affiliates. As of September 30, 2022, financial covenants in the New Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the New Revolving Credit Facility as of September 30, 2022 and December 31, 2021.

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

As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the New Revolving Credit Facility. As of September 30, 2022 and December 31, 2021, the Company had $19.2 million and $18.9 million, respectively, in issued, but undrawn, standby letters of credit. As of September 30, 2022 and December 31, 2021, the Company had unused borrowing capacity of $230.8 million and $231.1 million, respectively, under the New Revolving Credit Facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(33,069)	$(12,962)	$(94,624)	$(22,180)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	168,604,378	31,641,400	166,517,398	26,055,903
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.41)	$(0.57)	$(0.85)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	As of September 30,
	2022	2021
Stock options outstanding	18,364,196	24,061,073
RSUs outstanding(1)	19,930,996	1,301,084
ESPP	1,396,853	—
Shares subject to repurchase	205,727	554,973
Total	39,897,772	25,917,130
(1) A portion of these RSUs were subject to a performance-based vesting condition until September 22, 2021. See Note 10 for details on these awards.

8.    Common Stock
As of September 30, 2022, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. Through September 30, 2022 and September 30, 2021, no dividends have been declared or paid by the Company.
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
The Company donated 181,961 shares of its common stock to Remitly Philanthropy Fund on September 28, 2022 and 2021, respectively, pursuant to the stock donation agreement, and in connection with the Pledge 1% campaign, which publicly acknowledges the Company’s intent to give back and increase social impact, in order to sustainably fund a portion of its corporate social responsibility goals and further its mission to expand financial inclusion for immigrants. The Company recorded a charge of $2.0 million and $6.9 million to ‘General and Administrative Expenses’ within the Condensed Consolidated Statements of Operations based on the closing price of its common stock as reported on the Nasdaq Global Select Market (the “NASDAQ”) on September 28, 2022 and 2021, respectively.
Warrants
In connection with a previous Credit Agreement, the Company issued stock warrants to purchase shares of common stock with terms of ten years, exercisable at any time, and exercise prices ranging from $0.054 to $0.64 per share, subject to standard anti-dilution adjustments. The warrants were recorded as additional paid-in capital and capitalized as debt issuance costs on the Condensed Consolidated Balance Sheets. On September 24, 2021, the holders of these stock warrants provided a notice of exercise and on September 30, 2021, warrants to purchase 256,250 shares of common stock were exercised in a cashless exercise, pursuant to the terms of the original warrant agreement, resulting in the issuance of 254,014 shares. There were no warrants outstanding as of September 30, 2022 and December 31, 2021.
9.    Redeemable Convertible Preferred Stock
Prior to the Company’s IPO, the Company had 127,410,631 shares of redeemable convertible preferred stock outstanding. Upon completion of the IPO, all shares of redeemable convertible preferred stock were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying value of $390.7 million was reclassified into stockholders’ equity. In addition, in connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with right and preferences, including voting rights, designated from time to time by the Company’s board of directors.

As of September 30, 2022 and December 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
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

As of September 30, 2022, 14,733,269 equity incentive awards remain available for issuance under the 2021 Plan and 4,762,721 shares of common stock remain available for issuance under the ESPP.
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
The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2022:

	Stock Options
(in thousands, except share and per share amounts)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balances as of January 1, 2022	23,386,942	$3.70	7.66	$395,676
Granted	166,113	11.15
Exercised	(3,776,392)	2.18		30,850
Forfeited	(1,412,467)	5.12
Balances as of September 30, 2022	18,364,196	3.98	7.03	133,458
Vested and exercisable as of September 30, 2022	10,653,383	2.37	6.19	93,049
Vested and expected to vest as of September 30, 2022	18,524,923	$3.97	7.04	$134,689
_________________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
The fair value of each employee stock option granted during the three and nine months ended September 30, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rates	2.86%	0.74% to 1.10%	2.86%	0.32% to 1.19%
Expected term	6.1 years	5.0 to 6.5 years	6.1 years	3.5 to 6.8 years
Volatility	64.0%	49.3% to 50.5%	64.0%	37.8% to 50.5%
Dividend rate	—%	—%	—%	—%
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

The weighted-average grant date fair value of options granted during the three months ended September 30, 2022 and 2021 was $6.78 and $15.31, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $6.78 and $5.22, respectively.
The aggregate grant-date fair value of options vested for the three months ended September 30, 2022 and 2021 was $2.5 million and $2.1 million, respectively. The aggregate grant-date fair value of options vested for the nine months ended September 30, 2022 and 2021 was $9.6 million and $5.4 million, respectively.
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
Restricted stock unit activity, including PRSUs, during the nine months ended September 30, 2022 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2022	3,372,585	$24.83
Granted	19,393,131	10.66
Vested	(1,770,540)	13.64
Cancelled/forfeited	(1,064,180)	17.49
Unvested at September 30, 2022	19,930,996	12.43
In addition, during the three months ended March 31, 2022, as a result of the expiration of the lock-up agreement related to its IPO, the Company issued 124,026 shares of common stock subject to RSUs that were vested as of December 31, 2021, but not yet settled.
The weighted-average grant date fair value of RSUs, including PRSUs, granted during the nine months ended September 30, 2022 and 2021 was $10.66 and $23.16, respectively. The aggregate grant-date fair value of RSUs, including PRSUs, vested for the nine months ended September 30, 2022 and 2021 was $24.2 million and $0.1 million, respectively.
Employee Stock Purchase Plan
The ESPP provides for offering periods during which eligible employees can participate in the ESPP and be granted the right to purchase shares. Except for the first offering period, which commenced on September 22, 2021, offering periods shall commence on each subsequent March 1 and September 1, with each offering period consisting of four six-month purchase periods, for a total of a 24-month offering period. No offering periods may last longer than 27 months. Except for the first offering period, the grant date for accounting purposes is generally the first date of each offering period and expense is recognized over the requisite service period, which is considered to be the 24-month offering period. For the first offering period, the grant date for awards under the ESPP was met in October 2021, upon mutual agreement of terms and conditions between the Company and participants of the ESPP.
The offering period that commenced on September 22, 2021, ended on February 28, 2022, due to a decline in the Company’s stock price at the end of the purchase period, triggering a new offering period, as required by the ESPP plan documents. A new 24-month offering period commenced on March 1, 2022. This event was accounted for as a modification under US GAAP in the first quarter of 2022, whereby the fair value of the ESPP offering was measured immediately before and after modification, resulting in incremental stock-based compensation expense of $3.6 million, which will be recognized over the new offering period, which is deemed to be the requisite service period. In addition, a subsequent 24-month offering commenced on September 1, 2022.
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

The fair value of the ESPP offerings was estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant date fair value inputs for new offerings during 2022, as well as updated valuation information as of the modification date, for any offerings for which a modification occurred, requiring incremental expense to be measured at the modification date:

Nine Months Ended September 30,
2022
Risk-free interest rates	0.60% to 3.48%
Expected term	0.5 to 2.0 years
Volatility	58.3% to 73.0%
Dividend rate	—%
As the March 1, 2022 offering was accounted for as a modification to the October 2021 offering, the ESPP was fair valued immediately before and after modification on March 1, 2022 to assess the incremental fair value provided as a result of the modification. The inputs to the incremental fair value are included in the table above. For the inputs to the original grant date fair value for that offering in October 2021, please see Note 10. “Stock-Based Compensation” t within the footnotes to the audited annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, PRSUs, and the ESPP, included in the Condensed Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 4, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Customer support and operations	$226	$40	$596	$77
Marketing	3,352	486	7,149	1,207
Technology and development	13,238	1,698	30,959	3,522
General and administrative	8,929	2,516	29,176	4,159
Total	$25,745	$4,740	$67,880	$8,965
As of September 30, 2022, the total unamortized compensation cost related to all non-vested equity awards, including options, RSUs, and PRSUs was $240.6 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.9 years. As of September 30, 2022, the total unrecognized compensation expense related to the ESPP was $5.1 million, which is expected to be amortized over the next 1.9 years.
The Company did not record a material income tax benefit related to stock-based compensation expense and stock option exercises, during the three and nine months ended September 30, 2022 and 2021, since the Company currently maintains a full valuation allowance against its net deferred tax assets in the jurisdictions where material stock compensation expense charges are incurred, and stock option exercises occurred.
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

The Company’s effective tax rates on pretax income were (0.9)% and (2.1)% for the three months ended September 30, 2022 and 2021, respectively and (1.6)% and (5.1)% for the nine months ended September 30, 2022 and 2021, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21.0% in both periods was primarily the result of foreign income taxed at different rates and changes in the U.S. valuation allowance.
The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of September 30, 2022, tax years 2011 through 2021 remain open for examination by taxing authorities.
The Company has applied ASC 740, Income Taxes, and has determined that it has no uncertain tax positions both during the three and nine months ended September 30, 2022 and 2021. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense.
13.    401(k) Defined Contribution Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company makes discretionary matching contributions that are funded in the following year. The Company matches 50% of the first 3% of compensation that a participant contributes to the 401(k) plan, up to a maximum of $1,000 per plan year. The Company contributed $0.3 million and $0.2 million to the 401(k) plan during each of the nine months ended September 30, 2022 and 2021, respectively, which represents the current period contribution for the prior plan year. The Company may also make discretionary profit-sharing contributions. No profit-sharing contributions were made during the three and nine months ended September 30, 2022 and 2021.
14.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers, and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of September 30, 2022 and December 31, 2021.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that it had incurred a material loss with respect to such loss contingencies, as of September 30, 2022 and December 31, 2021.
Indirect taxes
The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company continually evaluates those jurisdictions in which indirect tax obligations exist to determine whether a loss is probable, as defined under U.S. GAAP, and the amount can be estimated. Determination of whether a loss is probable, and an estimate can be made, is a complex undertaking and takes into account the judgment of management, third-party research, and the potential outcome of negotiation and interpretations by regulators and courts, among other information. Such assessments include consideration of management’s evaluation of domestic and international tax laws and regulations, external legal advice, and the extent to which they may apply to our business and industry. Our assessment of probability includes consideration of recent inquiries, potential or actual self-disclosure, and applicability of tax rules driven by the growth in our business. As a result of this assessment, management accrued an estimated liability of approximately $3.8 million as of December 31, 2021, reflecting the amount that the Company believes is probable and estimable. There was no change to the estimated liability as of September 30, 2022. The estimated liability is recorded within ‘Accrued expenses and other current liabilities’ on the Company’s Condensed Consolidated Balance Sheets. Although the Company believes its indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits or settlements could be materially different than the amounts recorded, and such differences could be material.

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
The table below summarizes the Company’s reserve for transaction losses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$2,264	$2,321	$3,134	$3,250
Provisions for transaction losses	13,005	5,492	31,240	20,065
Losses incurred, net of recoveries	(12,514)	(6,306)	(31,619)	(21,808)
Ending balance	$2,755	$1,507	$2,755	$1,507
15.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Trade settlement liability(1)	$48,101	$18,924
ESPP employee contributions	449	1,551
Accrued transaction expense	15,987	12,639
Accrued marketing expense	8,546	10,788
Reserve for transaction losses	2,755	3,134
Accrued salaries and benefits	4,593	2,923
Other accrued expenses	19,142	16,724
Total	$99,573	$66,683
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
The following table presents the Company’s revenue disaggregated by primary geographical location:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
United States	$122,068	$88,852	$337,986	$238,695
Canada	20,624	15,025	56,983	39,980
Rest of world	26,567	17,367	67,559	44,675
Total revenue	$169,259	$121,244	$462,528	$323,350
Revenue is attributed to the country in which the sending customer is located.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2021. You should read the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q as well as in the Annual Report on Form 10-K and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.

Overview
Remitly is a leading digital financial services provider for immigrants and their families in over 170 countries around the world.
Our differentiated approach to addressing the complexity of cross-border remittances and financial services is composed of four core elements:
•Providing a simple and reliable way of sending money with our mobile-centric suite of products. Today, over 90% of our customers engage with Remitly on their mobile phones, shifting what traditionally required an in-person interaction, including waiting in line to speak with an agent to the palm of their hands. As of September 30, 2022, our mobile app had a 4.9 iOS App Store rating with more than 860,000 reviewers and a 4.8 Android Google Play rating with more than 490,000 reviewers. We have achieved this level of engagement and these high ratings by designing mobile-centric products that make the customer experience simple and convenient and give our customers complete peace of mind.
•Conveniently putting money safely in the hands of our customers’ families, wherever they are, by relying on our global network. As of September 30, 2022, our global network of funding and disbursement partnerships enables us to complete money transfers in approximately 4,200 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. We have partner relationships with global banks and leading global payment providers to give our customers an array of payment (or pay-in) options, including with a bank account, card-based payments, and alternative payment methods. Our disbursement network provides our customers with various digital and traditional delivery methods and enables us to send (or pay out) funds, generally within minutes across the majority of transactions, to more than 3.9 billion bank accounts, over 875 million mobile wallets, and over 420,000 cash pickup locations. These partner relationships help drive a better customer experience, including faster transfers, higher acceptance rates, and enhanced reliability.
•Creating trusted and personalized experiences with our localization expertise at scale. We believe that our expertise in localizing our marketing, products, and customer support at scale is a key differentiator and enables us to provide customers with a personalized experience that drives peace of mind. Localization can mean many things. To us, it means speaking with our customers in their preferred language, reaching them through the media channels they frequent, and being culturally relevant through their journey. While our business is global, we recognize the importance of a culturally relevant experience being delivered to our customers and their families in the many countries we serve. We strive to deliver marketing, product, and support experiences that connect with them in meaningful ways. For example, we tailor our customer experience with 15 native languages, and we provide peace of mind with our global customer support team. Additionally, for disbursement of funds, we partner with local brands that are among the most trusted and recognized by our customers and their families.
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
Revenue from transaction fees and foreign exchange spreads is reduced by customer promotions. For example, we may, from time to time, waive transaction fees for first-time customers, or provide customers with better foreign exchange rates on their first transaction. These incentives are accounted for as reductions to revenue, up to the point where net historical cumulative revenue, at the customer level, is reduced to zero. We consider these incentives to be an investment in our long-term relationship with customers.
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
•“Send volume” is defined as the sum of all customers’ principal, measured in U.S. dollars, related to transactions completed during a given period. The customers’ principal is net of cancellations, does not include transaction fees from customers, and does not include any credits, offers, or bonuses applied to the transactions by us.
As active customers are measured on a quarterly basis, the data for the full-year periods for active customers is not meaningful, and therefore is only presented on a quarterly basis herein.
Active Customers

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Active customers	3,818	2,561
We believe that the number of our active customers is an important indicator of customer engagement and the overall growth of our business.
Active customers increased to approximately 3.8 million, or 49% growth, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase was primarily due to an increase in new customers, driven by investments in our mobile platform and marketing spend, our focus on customer experience, expansion of our global disbursement network, and the continued diversification across both send and receive countries. While we continue to see strong results in our largest existing receive countries, our successful diversification of our corridor portfolio across both send and receive countries has contributed to new customer growth. In addition, while not a primary driver of results, we believe the strength in the US dollar contributed to new customer acquisition in certain markets during the period.

Send Volume

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Send volume	$7,521	$5,239	$20,579	$14,488
We measure send volume to assess the scale of remittances sent using our platform. Our customers mostly send from the United States, Canada, United Kingdom, other countries in Europe, and Australia. The recipients are located in over 160 countries and territories across the globe; the largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased approximately 44% to $7.5 billion for the three months ended September 30, 2022, compared to $5.2 billion for the three months ended September 30, 2021. This increase was primarily due to the growth of quarterly active customers, which increased 49% over the same period.
Send volume increased $6.1 billion, or 42%, to $20.6 billion for the nine months ended September 30, 2022, compared to $14.5 billion for the nine months ended September 30, 2021, driven by the increase in quarterly active customers.
Key Factors Affecting Our Performance
Customer Retention and High Customer Engagement
Our send volume is primarily driven by existing customers who regularly use our remittance product to send money home. We believe that our mobile-first products and superior customer experience encourage high retention and repeat usage, which are important drivers of our performance.
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
We have a history of successfully monitoring customer acquisitions costs and will continue to be strategic and disciplined toward customer acquisition. For example, for performance marketing, we set rigorous customer acquisition targets that we continuously monitor to ensure a high return on investment over the long term, and we can increase or decrease this investment as desired. Customer acquisition costs refer to direct marketing expenses deployed to acquire new customers and primarily includes digital advertising costs. As we look ahead to the fourth quarter we expect customer acquisition costs to increase sequentially but decline year over year as we remain focused on driving efficiencies across the marketing funnel.
Corridor Mix
Our business is global and certain attributes of our business vary by corridor such as send amount, customer funding sources, and transaction frequency. For example, a period of high growth in receive countries with large average send amounts, such as India, could disproportionately impact send volume while impacting active customers to a lesser extent. While shifts in our corridor mix could impact the trends in our global business, including send volume and customer economics, we have the ability to optimize these corridors over the long term based on their specific dynamics.
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

Our Technology Platform
We continue to invest significant resources in our technology platform. These investments will allow us to introduce new and innovative products, add features to current products, enhance the customer and recipient experience, grow our payment and disbursement network, invest in our risk and security infrastructure, and continue to secure data in accordance with evolving best practices and legal requirements. While we expect our expenses related to technology and development to increase, which may impact short-term profitability, we believe these investments will ultimately contribute to our long-term growth.
Management of Risk and Fraud
We manage fraud (e.g., through identity theft) and other illegitimate activity (e.g., money laundering) by utilizing our proprietary risk models, which include machine learning processes, early warning systems, bespoke rules, and manual investigation processes. Our models and processes enable us to identify and address complex and evolving risks in these unwanted activities, while maintaining a differentiated customer experience. In addition, we integrate historical fraud loss data and other transaction data into our risk models, which helps us identify emerging patterns and quantify fraud and regulatory and compliance risks across all aspects of our customer interactions. These models and processes allow us to achieve and maintain fraud loss rates within desired guardrails, as well as tailor our risk models to target other illegitimate activity.
Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including inflation, currency fluctuations, immigration, trade and regulatory policies, the conflict in Ukraine, unemployment, and the rate of digital remittance adoption impact demand for our services and the options that we can offer. These factors evolve over time and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, and changes to digital adoption trends may shift the timing and volume of transactions, or the number of customers using our service. In addition, foreign currency movements do impact our business in numerous ways. For example, as the US dollar strengthens, we see customers in certain markets taking advantage of the ability to get more local currency to their families and friends. We also believe the strength of the US dollar and the strength in other developed market currencies versus emerging market currencies make it easier to acquire new customers in certain markets. Conversely, expansion of our international business can impact our consolidated results when other currencies weaken against the US dollar.
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
In some cases, pandemic-related measures also negatively impacted Remitly, including disruptions to workforce stability during 2020 and 2021. However, certain operating expenses during those years grew more slowly than usual due to reduced business travel and the virtualization or cancellation of events. These operating expenses have begun to return to normal growth levels as pandemic restrictions are lifted.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, particularly if new variants of the virus emerge. While we expect the trend toward increased use of digital payments to continue, its velocity may abate as conditions change. In addition, the impact from new variants and other factors arising from the COVID-19 pandemic could adversely effect the use of our services by our customers, the ability of our employees to perform work, and our business generally, which could have a material adverse impact on our operating and financial results.
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
Costs and expenses
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses and fees paid to payment processors for funding transactions. Transaction expenses also include bad debt expense, chargebacks, fraud prevention, fraud management tools and compliance tools. Over the long term we expect to continue to benefit from increasing scale, although we expect some variability in transaction expense from quarter to quarter.
Reserve for Transaction Losses
The Company is exposed to transaction losses, including chargebacks, unauthorized credit card use, fraud associated with customer transactions and other non-fraud-related losses. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets. The provision for transaction losses is included as a component of ‘Transaction expenses’ within the Condensed Consolidated Statements of Operations.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for the Company’s finance, legal, corporate development, human resources, facilities, and administrative personnel, including salaries, benefits and stock-based compensation expense. General and administrative expenses also include professional services fees, software subscriptions, facilities, indirect taxes, and other corporate expenses, including acquisition and integration expenses. Such expenses primarily include external legal, accounting, valuation, and due diligence costs, as well as advisory and other professional services fees necessary to integrate acquired businesses.

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
Results of Operations
Comparison of the three and nine months ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Revenue	$169,259	$121,244	$48,015	40%	$462,528	$323,350	$139,178	43%
Revenue increased $48.0 million, or 40%, to $169.3 million for the three months ended September 30, 2022. This increase was primarily driven by growth in send volume, which increased $2.3 billion, or 44%, to $7.5 billion for the three months ended September 30, 2022, compared to $5.2 billion for the three months ended September 30, 2021, reflecting an increase in active customers compared to the third quarter in 2021 and continued strength in the retention of existing customers.
While not a primary driver of results, foreign currency movements, particularly the recent strength in the US dollar, impacted our business in the three months ended September 30, 2022. For example, we saw customers taking advantage of the ability to get more local currency to their families and friends. The strong US dollar was also a benefit to new customer acquisition and retention in certain markets. Conversely, the increase in our revenue growth globally was negatively impacted by foreign currency translation related to our international revenue, as our international business continues to grow and currencies such as the British pound and Euro weakened against the US dollar.
Revenue increased $139.2 million, or 43%, to $462.5 million for the nine months ended September 30, 2022, compared to $323.4 million for the nine months ended September 30, 2021. This increase in revenue was driven primarily by the growth in send volume, which increased $6.1 billion, or 42%, to $20.6 billion for the nine months ended September 30, 2022, compared to $14.5 billion for the nine months ended September 30, 2021. Send volume growth reflects an increase in active customers.
Transaction Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Transaction expenses	$69,872	$47,560	$22,312	47%	$186,961	$135,175	$51,786	38%
Percentage of total revenue	41%	39%			40%	42%

Transaction expenses increased $22.3 million, or 47%, to $69.9 million for the three months ended September 30, 2022, compared to $47.6 million for the three months ended September 30, 2021. The increase was primarily due to a $13.1 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, a $7.8 million increase in fraud and other losses largely driven by growth in new customers and send volume, and a $1.4 million increase in other transaction expenses, primarily related to software and tools that support our compliance and risk operations.
As a percentage of revenue, transaction expenses increased to 41% for the three months ended September 30, 2022, from 39% for the three months ended September 30, 2021, due to an increase in fraud and other losses as a percentage of revenue.
Transaction expenses increased $51.8 million, or 38%, to $187.0 million for the nine months ended September 30, 2022, compared to $135.2 million, for the nine months ended September 30, 2021. The increase was primarily due to a $36.1 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, a $12.1 million increase in fraud and other losses largely driven by growth in new customers and send volume, and a $3.6 million increase in other transaction expenses, primarily related to software and tools that support our compliance and risk operations.
As a percentage of revenue, transaction expenses decreased to 40% for the nine months ended September 30, 2022, from 42% for the nine months ended September 30, 2021, primarily due to better economics with partners as we are able to drive better terms with our payment and disbursement partners as a result of by increasing scale.
Customer Support and Operations Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Customer support and operations	$18,142	$12,005	$6,137	51%	$48,867	$32,435	$16,432	51%
Percentage of total revenue	11%	10%			11%	10%
Customer support and operations expenses increased $6.1 million, or 51%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily driven by a $2.4 million increase in internal personnel costs at our sites in the Philippines, Nicaragua, and Ireland that support customer operations, a $2.2 million increase in third-party customer support costs, a $1.1 million increase in software and telephony costs as we supported more active customers, and $0.4 million in other operating expenses.
As a percentage of revenue, customer support and operations expenses increased to 11% for the three months ended September 30, 2022, from 10% for the three months ended September 30, 2021 due to an increase in staffing to support growth in new customer acquisition.
Customer support and operations expenses increased $16.4 million, or 51%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily driven by a $6.4 million increase in internal personnel costs at our sites in the Philippines, Nicaragua, and Ireland that support customer operations, a $6.2 million increase in third-party customer support costs, a $2.8 million increase in software and telephony costs as we supported more active customers, and a $1.0 million increase in other operating expenses.
As a percentage of revenue, customer support and operations expenses increased to 11% for the nine months ended September 30, 2022, from 10% for the nine months ended September 30, 2021, due to an increase in staffing to support growth in new customer acquisition.
Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Marketing	$43,337	$30,365	$12,972	43%	$127,807	$82,639	$45,168	55%
Percentage of total revenue	26%	25%			28%	26%
Marketing expenses increased $13.0 million, or 43%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due primarily to an increase of $8.3 million in direct marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $3.7 million, driven by a 31% increase in marketing headcount compared to the same period in 2021 and inclusive of a $2.9 million increase in stock-based compensation expense. The increase in marketing expenses was also driven by a $0.6 million increase in other indirect marketing, a $0.2 million increase in professional fees, a $0.1 million increase in employee-related costs, and a $0.1 million increase in software costs.
As a percentage of revenue, marketing expenses increased to 26% for the three months ended September 30, 2022, from 25% for the three months ended September 30, 2021, primarily due to an increase in stock-based compensation and headcount due to growth in personnel who are directly engaged in acquiring new customers and marketing our services.

Marketing expenses increased $45.2 million, or 55%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due primarily to an increase of $33.3 million in direct marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $9.1 million driven by a 34% increase in marketing headcount compared to the same period in 2021 and inclusive of a $5.9 million increase in stock-based compensation expense. The increase in marketing expenses was also driven by a $1.7 million increase in other indirect marketing, a $0.4 million increase in professional fees, a $0.4 million increase in software costs, and a $0.4 million increase in employee-related costs, partially offset by a $0.1 million decrease in other operating expenses.
As a percentage of revenue, marketing expenses increased to 28% for the nine months ended September 30, 2022, from 26% for the nine months ended September 30, 2021, due to growth in new customers and higher customer acquisition costs, as our marketing spend was mostly dedicated to acquiring new customers, and an increase in stock-based compensation and headcount due to growth in personnel who are directly engaged in acquiring new customers and marketing our services.
Technology and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Technology and development	$36,178	$18,123	$18,055	100%	$95,836	$44,965	$50,871	113%
Percentage of total revenue	21%	15%			21%	14%
Technology and development expenses increased $18.1 million, or 100% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was driven by a $16.4 million increase in personnel-related expenses. These expenses were primarily due to a 39% increase in headcount compared to the same period in 2021 undertaken as part of our continued investment in our technology platform and included an $11.5 million increase in stock-based compensation expense. The increase in technology and development expense also included a $1.5 million increase in software costs for cloud services and employee tools attributable to resources required to support incremental headcount and transaction volume and a $0.2 million increase in facilities costs.
As a percentage of revenue, technology and development expenses increased to 21% for the three months ended September 30, 2022, from 15% for the three months ended September 30, 2021, driven by an increase in stock-based compensation expense and headcount due to hiring additional personnel and contractors who are directly engaged in developing our platform and providing technology support and security.
Technology and development expenses increased $50.9 million, or 113%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was driven by $44.5 million in personnel-related expenses resulting from a 44% increase in headcount compared to the same period in 2021 due to our continued investment in our technology platform and inclusive of $27.4 million increase in stock-based compensation expense. Contributing to the increase in technology and development expense was a $4.4 million increase in software costs for employee tools and cloud services attributable to resources required to support incremental headcount and transaction volumes, a $0.8 million increase in facilities costs, a $0.8 million increase in employee-related expenses, and a $0.4 million increase in professional fees.
As a percentage of revenue, technology and development expenses increased to 21% for the nine months ended September 30, 2022, from 14% for the nine months ended September 30, 2021, driven by an increase in stock-based compensation expense and headcount due to hiring additional personnel and contractors who are directly engaged in developing our platform and providing technology support and security.
General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
General and administrative	$35,504	$24,539	$10,965	45%	$96,355	$47,429	$48,926	103%
Percentage of total revenue	21%	20%			21%	15%
General and administrative expenses increased $11.0 million, or 45%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase was primarily driven by a $10.3 million increase in personnel-related costs due to a 58% increase in general and administrative headcount compared to the same period in the prior year and inclusive of $6.4 million increase in stock-based compensation expense. Contributing to the increase in general and administrative expenses were $1.8 million of legal, accounting, and diligence acquisition and integration expenses, primarily driven by the pending acquisition of Rewire. The remaining increase in general and administrative expenses was also due to a $2.5 million increase in professional, regulatory, and corporate fees, a $0.9 million increase to facilities and software costs, and $0.4 million increase to other operating expenses, partially offset by a $4.9 million decrease to charitable contributions. The increase in headcount and professional, regulatory, and corporate fees has been to support the growth of the business and ongoing public company costs.
As a percentage of revenue, general and administrative expenses increased to 21% for the three months ended September 30, 2022, from 20% for the three months ended September 30, 2021, due to an increase in headcount, stock-based compensation, and ongoing public company costs.

General and administrative expenses increased $48.9 million, or 103%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This increase was primarily driven by a $38.0 million increase in personnel-related costs due to a 68% increase in general and administrative headcount compared to the same period in the prior year and inclusive of a $25.0 million increase in stock-based compensation expense. Contributing to the increase in general and administrative expenses were $2.6 million of legal, accounting, and diligence acquisition and integration expenses, primarily driven by the pending acquisition of Rewire. The remaining increase in general and administrative expense was also due to a $8.3 million increase in professional, regulatory, and corporate fees, a $3.8 million increase to employee-related and facilities costs, and $0.8 million increase to software costs, and a $0.2 million increase in taxes and other operating expenses, partially offset by a $4.8 million decrease in charitable contributions.The increase in headcount and professional, regulatory, and corporate fees has been to support the growth of the business and ongoing public company costs, including incremental D&O insurance required as a public company.
As a percentage of revenue, general and administrative expenses increased to 21% for the nine months ended September 30, 2022, from 15% for the nine months ended September 30, 2021, due to an increase in headcount, stock-based compensation, and ongoing public company costs.
Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Depreciation and Amortization	$1,843	$1,319	$524	40%	$4,870	$3,890	$980	25%
Percentage of revenue	1%	1%			1%	1%
Depreciation and amortization increased $0.5 million, or 40%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase is primarily due to an increase in depreciation for internally developed software and computers.
Depreciation and amortization increased $1.0 million, or 25%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This increase is primarily due to an increase in depreciation for internally developed software, computers, and leasehold improvements.
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Interest income	$1,400	$82	$1,318	nm	$1,875	$92	$1,783	nm
nm = not meaningful
Interest income increased by $1.3 million and $1.9 million for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. These increases are primarily due to an increase in yield and higher cash balances in interest bearing accounts.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Interest expense	$(330)	$(512)	$(182)	(36)%	$(975)	$(1,048)	$73	(7)%
Interest expense changed by an immaterial amount for the three- and nine-month periods ended September 30, 2022, as compared to the three- and nine-month periods ended September 30, 2021.

Other income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Other income, net	$1,765	$396	$1,369	346%	$4,121	$3,044	$1,077	35%
Other income, net increased $1.4 million for the three-month period ended September 30, 2022, compared to the three-month period ended September 30, 2021.
Other income, net increased $1.1 million for the nine-month period ended September 30, 2022, compared to the nine-month period ended September 30, 2021.
Other income in all periods was primarily due to unrealized gains on foreign exchange remeasurements related to transactions associated with high-volume balance sheet amounts.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Provision for income taxes	$287	$261	$26	10%	$1,477	$1,085	$392	36%
The provision for income taxes increased by an immaterial amount for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
The provision for income taxes increased $0.4 million, or 36%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.
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
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net loss. Adjusted EBITDA is calculated as net loss adjusted by (i) interest expense, net; (ii) provision for income taxes; (iii) non-cash charge of depreciation and amortization; (iv) gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency; (v) non-cash charges associated with our donation of common stock in connection with our Pledge 1% commitment, (vi) non-cash stock-based compensation expense, net; and (vii) certain transaction and integration costs associated with acquisitions.
Adjusted EBITDA is a key output measure used by our management to evaluate our operating performance, inform future operating plans, and make strategic long-term decisions, including those relating to operating expenses and the allocation of internal resources.
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

•Adjusted EBITDA excludes certain transaction costs, primarily acquisition and integration expenses related to the pending Rewire acquisition. Transaction costs primarily include legal, accounting, valuation and due diligence costs, as well as advisory and other professional services fees necessary to integrate acquired businesses; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.
The following table sets forth a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(33,069)	$(12,962)	$(94,624)	$(22,180)
Add:
Interest expense, net	(1,070)	430	(900)	956
Provision for income taxes	287	261	1,477	1,085
Depreciation and amortization expenses	1,843	1,319	4,870	3,890
Foreign exchange gain	(1,815)	(396)	(4,171)	(3,044)
Donation of common stock	1,972	6,933	1,972	6,933
Stock-based compensation expense	25,745	4,740	67,880	8,965
Transaction costs(1)	2,385	—	2,385	—
Adjusted EBITDA	$(3,722)	$325	$(21,111)	$(3,395)
(1) Included in transaction costs above are approximately $0.5 million of expenses incurred in connection with the pending acquisition of Rewire (O.S.G) Research and Development Ltd. that were incurred in the three months ended June 30, 2022. We have determined it is not material to retrospectively reflect this amount in Adjusted EBITDA for prior periods; therefore we have included the full amount in the three months ended September 30, 2022, in order for year to date Adjusted EBITDA to appropriately reflect the full year impact of transaction expenses in accordance with our non-GAAP policy, effective as of the third quarter of 2022.
Adjusted EBITDA was $(3.7) million for the three months ended September 30, 2022, compared to $0.3 million for the three months ended September 30, 2021. Adjusted EBITDA was $(21.1) million for the nine months ended September 30, 2022, compared to $(3.4) million for the nine months ended September 30, 2021. Although we have continued to experience growth, this has been offset by higher investments in headcount to support our customer acquisition growth, continued investments in our technology platform, and other general and administrative expenses to support growth initiatives and operate as a public company.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of September 30, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $376.5 million and $403.3 million, respectively, as well as funds available under the New Revolving Credit Facility. We have historically financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads and sales of our redeemable convertible preferred stock. Since September 2021, we have primarily financed our operating growth and capital expenditures through the proceeds from our IPO and concurrent private placement. In addition, in September 2021, we entered into our $250.0 million New Revolving Credit Facility; however, we have not yet borrowed against this credit facility, given the cash we have on hand to fund operations, other than utilizing the letter of credit sub-facility, on an as needed basis. As of September 30, 2022, we have unused borrowing capacity of $230.8 million.
We believe that our cash, cash equivalents, and funds available under the New Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. Our material cash requirements include funds to support current and potential operating activities, capital expenditures, and other commitments, and could include other uses of cash, such as strategic investments. In addition, in the three months ended September 30, 2022 we entered into an agreement to acquire Rewire (as defined herein) for approximately $80 million of aggregate consideration, of which the majority is expected to be settled in cash. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new corridors, and the timing of introductions of new products and enhancements of existing products. Furthermore, certain jurisdictions where we operate require us to hold eligible liquid assets, based on regulatory or legal requirements, equal to the aggregate amount of all customer balances. In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, we expect that our operating expenses may continue to increase to support the continued growth of our business, including increased investments in our technology to support product improvements, new product development, and geographic expansion, as well as ongoing operating costs as a public company. We also routinely enter into marketing and advertising contracts, as well as software and other service arrangements, that can include minimum purchase quantities, requiring us to utilize cash on hand to fulfill these amounts. Refer to “Contractual Obligations and Commitments” discussed further below.

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
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(27,789)	$19,425
Investing activities	(5,016)	(3,288)
Financing activities	8,190	239,665
Cash Flows
Operating Activities
Our main sources of operating cash are transaction fees charged to customers and foreign exchange spreads on transactions. Our primary uses of cash from operating activities have been for advertising expenses used to attract new customers, transaction expenses that include fees paid to payment processors and disbursement partners, personnel-related expenses, technology, and other general corporate expenditures. Our changes in operating cash flows, are heavily impacted by the timing of customer transactions and in particular, the day of the week that the quarter end falls on, including holidays and long weekends. For example we generally have higher prefunding amounts if the quarter closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction related balances period over period. These balances in our Condensed Consolidated Statement of Cash Flows include disbursement prefunding, customer funds receivable, customer liabilities, and book overdrafts and disbursement postfunding liabilities, which are included within the line item: accrued expenses and other liabilities.
For the nine months ended September 30, 2022, net cash used in operating activities was $27.8 million, which primarily consisted of unfavorable changes in our operating assets and liabilities of $8.2 million, and net loss of $94.6 million, partially offset by $75.0 million of noncash charges included within net loss for the period. The primary driver for the unfavorable change in operating assets and liabilities was due to the overall growth in our business and the timing of funding customer transactions, including an increase in customer funds receivable of $52.5 million partially offset by an increase in customer liabilities of $36.8 million and changes in the timing of other operating assets and liabilities. As compared to the nine months ended September 30, 2021, the unfavorable change in our customer transaction related balances is primarily due to the timing of funding of our customer transactions, as the quarter ended on a Friday prior to a high funding weekend, compared to the same date in prior year, which ended during the week.
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
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment, capitalization of internal-use software, and cash paid for acquisitions of businesses.
Net cash used in investing activities was $5.0 million for the nine months ended September 30, 2022, primarily related to purchases of property and equipment to support the increase in headcount, capitalization of internal use software costs and the acquisition of a business.
Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2021, primarily related to purchases of property and equipment to support the increase in headcount, and capitalization of internal use software costs.
Financing Activities
Cash provided by financing activities consists primarily of proceeds from the exercise of stock options, offset by repayments of our revolving credit facility borrowings and payment of debt issuance costs. Cash provided by financing activities also historically consisted of proceeds from our IPO and concurrent private placement, as well as previous issuances of redeemable convertible preferred stock.
Net cash provided by financing activities for the nine months ended September 30, 2022 of $8.2 million was primarily driven by proceeds from the exercise of stock options of $8.2 million.

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
Contractual Obligations and Commitments
Our principal commitments consist of standby letters of credits, long-term leases, and other purchase commitments entered into in the normal course of business. In addition, we routinely enter into marketing and advertising contracts, as well as software or other service arrangements, that contractually obligate us to purchase services in the near term, including minimum service quantities, unless we give notice of cancellation based on the applicable terms of the agreements. Most contracts are typically cancelable within a period of less than one year. As of September 30, 2022, we had approximately $7.0 million in total purchase commitments under these arrangements, of which approximately $3.0 million is cancellable within 90 days of the date of this Quarterly Report on Form 10-Q. The remaining amount includes one multi-year commitment through 2023. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. In addition, we have entered into the following commitments during 2022:
•On August 15, 2022, we entered into a definitive agreement pursuant to which we, through a newly formed merger subsidiary, will acquire the outstanding equity interests of Rewire (O.S.G) Research and Development Ltd., a company organized under the laws of the State of Israel (“Rewire”). Pursuant to the terms and conditions set forth in the agreement, Rewire’s selling shareholders will receive approximately $80 million of aggregate consideration in exchange for their outstanding equity interests in Rewire, subject to customary purchase price adjustments. The aggregate purchase consideration will be settled in a combination of cash and Company stock. Some portion of the equity consideration will be recognized as share-based compensation expense, as it requires a future service period. The closing of the transaction is subject to customary closing conditions, including, among other things, (i) the receipt of regulatory approvals from Dutch Central Bank (De Nederlandsche Bank) and the Capital Market Insurance and Saving Authority in Israel, (ii) the accuracy of certain representations and warranties made by the other party in the agreement (subject to certain materiality exceptions) and (iii) the other party’s material compliance with its covenants set forth in the agreement.
•On May 4, 2022, the Company amended and renewed the lease for its corporate headquarters in Seattle, Washington. In addition, during 2022, the Company amended certain of its existing lease agreements to accommodate additional space needed for its workforce, as a result of the Company’s continued growth, which included entering into a new multi-year lease agreement in Ireland. These leases commenced, or will commence, in various months during 2022 and expire between 2023 and 2025. Total incremental estimated cash payments that will be made over the course of these lease agreements total approximately $10 million. These leases have been recorded in accordance with ASC 842, Leases, on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2022.
During the nine months ended September 30, 2022, there were no other material changes outside of the ordinary course of business to the contractual obligations and contingencies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. For further discussion of commitments and contingencies, also refer to Note 14. “Commitments and Contingencies” to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
The Company’s Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. The Company’s estimates are based on historical experience and on various other factors that it believes are reasonable under the circumstances. Actual results may differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to the Company’s critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the notes to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
JOBS Act
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our Condensed Consolidated Financial Statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Based on the market value of our common stock held by nonaffiliates as of the last business day of our fiscal second quarter ended June 30, 2022, we will cease to be an emerging growth company as of December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
•While the majority of our revenue and expenses are denominated in the U.S. dollar, certain of our international operations are conducted in foreign currencies, a significant portion of which occur in Canada, the United Kingdom, and Europe. Changes in the relative value of the U.S. dollar to other currencies may affect revenue and other operating results as expressed in U.S. dollars. In addition, our international subsidiary financial statements are denominated in and operated in currencies outside of the US dollar. As such, the consolidated financial statements will continue to remain subject to the impact of foreign currency translation, as our international business continues to grow. In periods where other currencies weaken against the US dollar, this can negatively impact our consolidated results which are reported in the US dollar.

As of September 30, 2022 and December 31, 2021, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net loss is generated, would have resulted in a decrease or increase to the fair value of our customer transaction related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $14.5 million and $11.6 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of transactions sent through our platform. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
In connection with preparing our consolidated financial statements as of and for the year ended December 31, 2021, we identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Remediation Plan for Material Weaknesses
With the oversight of the Audit and Risk Committee of our board of directors, we have continued throughout 2022 to dedicate significant resources and efforts to improve our control environment and to take steps to remediate the material weaknesses identified above. Our internal audit organization, which reports directly to our Audit and Risk Committee, has played an integral role in providing direction to achieve a stronger control environment. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures.
Actions Taken During the Current Quarter
As of the date of this Quarterly Report on Form 10-Q, these remain material weaknesses and we are in the process of remediating them. In order to remediate these material weaknesses, we have taken the following actions:
•developed enhanced risk assessment procedures and monitoring controls related to changes in the financial reporting system;
•implemented comprehensive access control protocols to implement restrictions on user and privileged access to the affected financial reporting system;
•implemented controls to review and monitor user access;
•established additional controls over the preparation and review of journal entries; and
•established additional controls to monitor the impact of vesting terms on the timing and accuracy of stock-based compensation expense.
Status of Remediation Efforts
We believe the measures described above will facilitate the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. While we are taking the necessary actions to address each of the material weaknesses discussed above, each material weakness will not be considered remediated until the applicable remedial measures have been implemented for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively.
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
Changes in Internal Control over Financial Reporting
The third quarter remediation activities described above, are changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-259167), which was declared effective by the SEC on September 22, 2021. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus relating to the IPO. The managing underwriters of our IPO were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, in connection with the issuance and sale of the securities registered.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 15, 2022, by and among, Remitly Global, Inc., Ramon Merger Sub Ltd., Rewire (O.S.G) Research and Development Ltd. and Fortis Advisors LLC		8-K	001-40822	2.1	August 16, 2022
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Restated Bylaws		10-Q	001-40822	3.4	November 12, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
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

Remitly Global Inc.

Date:	November 09, 2022	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	November 09, 2022	By:	/s/ Hemanth Munipalli
Hemanth Munipalli
Chief Financial Officer
(Principal Financial and Accounting Officer)