Form 10-K
period 2022-12-31
Remitly Global, Inc.
filed 2023-02-28
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Yes No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $906.7 million based on the closing sale price of $7.66 as reported on the NASDAQ Global Select Market.
As of February 24, 2023, the registrant had 174,189,759 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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
•our ability to attract and retain qualified employees;
•uncertainties regarding the impact of general economic and market conditions, including as a result of currency fluctuations, inflation, or regional and global conflicts or related government sanctions;
•our ability to maintain the security and availability of our solutions;
•our ability to maintain our money transmission licenses and other regulatory approvals;
•our ability to maintain and expand internationally; and
•our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our solutions.
You should not place undue reliance on our forward-looking statements and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this Annual Report on Form 10-K. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
Unless the context otherwise requires, the terms “Remitly Global,” “Remitly,” “the Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Remitly Global, Inc. and our consolidated subsidiaries, taken as a whole.
ii

PART I
Item 1. Business
Overview
Remitly was founded in 2011 to transform the lives of immigrants and their families by providing the most trusted financial services on the planet.
The inspiration behind Remitly came when Matt, our co-founder and Chief Executive Officer, was living and working in Kenya. Today, Remitly is a leading digital financial services provider for immigrants and their families in over 170 countries around the world. The long-term, trusted relationships we foster with our customers have enabled us to expand our core cross-border remittance product to over 4,300 corridors worldwide and we are now working to offer complementary new products to our now 4.2 million quarterly active users.
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
Remitly’s culture is key to our success.
Our cultural values act as a blueprint for how we get things done. In 2022, we refreshed our values as we do regularly to align with our strategy. The one constant, and single most important of these values is customer centricity, which serves as our north star in all that we do. To us, customer centricity means “we are here to listen to, learn from, and serve our customers.”
Our other core values fall broadly into three categories:
•Our purpose: Aim for the stars, be an owner, earn trust through integrity, and be joyful;
•Building relationships: Lead authentically, be global, hire and grow exceptional people, be constructively direct, and be a compassionate partner; and
•Taking action: Have a bias for action, be data-driven, sweat the details, deliver on promises, overcome fear, and continuously improve.
These values influence our actions every day. Living up to our values builds customer trust, inspires employee engagement, and makes “Promises Delivered” our fundamental ethos.
Acquisition of Rewire
On January 5, 2023, we acquired 100% of the outstanding equity interests of Rewire (O.S.G) Research and Development Ltd., a company organized under the laws of the State of Israel (“Rewire”), for approximately $77.0 million of aggregate consideration, the majority of which was or will be settled in cash, with the remaining consideration settled in Remitly equity. The acquisition of Rewire allows us to accelerate our opportunity to differentiate the remittance experience with complementary products, by bringing together our remittance businesses in new geographies, along with a strong team that is culturally aligned with Remitly.
2022 Key Performance Metrics
The vast majority of our revenue today is generated through our remittance business, where we earn revenue from transaction fees charged to customers who are sending remittances and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on the Company’s currency purchases. In addition to our financial results, we regularly review key business metrics to evaluate our performance. These key business metrics include active customers and send volume.
Our 2022 key performance metrics included the following results:
•Active customers for the fourth quarter of 2022 increased to 4.2 million, from 2.8 million, up 48% year over year.
•Send volume for the year ended December 31, 2022 increased to over $28.6 billion, from $20.4 billion, up 40% year over year.
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
•“Send volume” is defined as the sum of the amount that customers send, measured in U.S. dollars, related to transactions completed during a given period. This amount is net of cancellations, does not include transaction fees from customers, and does not include any credits, offers, or bonuses applied to the transaction by us.
As active customers are measured on a quarterly basis, the data for the full-year periods for active customers is not meaningful, and therefore this metric is only presented on a quarterly basis herein.
Our Services
We provide a digital cross-border remittance product that is accessible via our mobile app or the web. Our customers are able to set up an account and start sending money to international recipients on our platform, generally within minutes. Recipients can receive funds in multiple ways using our diversified and global disbursement network. Our customers and their families can also track the status of their transactions in real time. Today, our customers predominately engage with us via their mobile phones, either using our app or website, shifting what traditionally required waiting in line to speak with an agent to the palm of their hands. Providing our customers with a convenient, easy, and safe mobile experience underpins our approach to product development, marketing, and customer success.
Our remittance revenue is earned from transaction fees charged to customers who are sending remittances and the foreign exchange spreads between the foreign exchange rate offered to customers and the foreign exchange rate on the Company’s currency purchases.
While our journey began in digital cross-border remittances, we continue to evolve and develop a portfolio of broader complementary financial services including the design and build of a mobile-centric suite of products to address our customers’ discrete financial services needs, many of which are not met by legacy institutions. We expect to expand this opportunity through our recent acquisition of Rewire, along with our continued investment in complementary new products.
Substantially all of our revenue is currently generated from digital cross-border remittances.
Technology
Our Technology Platform
Our purpose-built technology platform powers localized consumer experiences, enables a robust network of partner integrations, and uses data to optimize business performance, while enabling our ability to expand into complementary products.
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
•Disbursement network for partner integrations that supports a diverse set of delivery methods for our customers and their recipients in over 170 countries;
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
Customer Experience
We strive to make each customer interaction on our digital products intuitive and friction-free. New customers can initiate a transaction in just minutes after setting up an account and adding their recipient’s information. We invest substantial time, energy, and resources to ensure we have a deep understanding of our customers’ needs, and we continually innovate to deliver value-added features, products and services. We therefore have significant resources dedicated to technology and development across multiple teams including product, engineering, design, analytics, compliance, marketing, and customer service. These teams are responsible for the envisioning, design, development, and testing of our platform and services. We focus the majority of our investment on developing new functionality, making it accessible and relevant globally, and further enhancing the usability, reliability, and performance of our platform and services.

Our Global Network
Our global network of funding and disbursement partners is at the core of our business. Over the last decade, we have strategically expanded our network in existing corridors to provide our customers with increasing disbursement options and in new corridors as part of our expansion strategy. A key focus of our global network strategy is continuing to expand the number of direct integrations with local partners. These direct integrations allow for a better customer experience and lower costs and are a significant competitive advantage. Our partners, including those that are among the most trusted and recognized brands around the world, create a broad and effective payment acceptance (pay-in) and payment delivery (pay-out) ecosystem for our customers:
•Payment acceptance. We have relationships with top tier banks including Barclays, Chase, HSBC, and Wells Fargo, and leading global payment processors including a direct relationship with Visa. These relationships provide our customers an array of payment (or pay-in) options to fund remittances with a bank account, card-based payment, or alternative payment method.
We can accept and settle transfers from hundreds of millions of consumer bank accounts as well as Visa and MasterCard credit and debit cards in the 32 send countries and territories we operate in today. As a digital service, we do not have sending agents who accept cash. We, in turn, do not incur costs or commissions associated with physical agent-based sending and funding.
•Payment delivery. We have access to many disbursement partners across the globe including major banks, cash pick-up, and mobile wallet partners. These relationships provide our customers with choice of delivery and enable us to send funds within minutes, or even seconds, to approximately 4.0 billion bank accounts, approximately 1.1 billion mobile wallets and alternative payment methods, and over 435,000 cash pickup locations (including retail outlets and banks).
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
Today, our customers primarily send money from the United States, Canada, and other countries in Europe. Our customers and their recipients are located in over 170 countries around the world; our largest receive countries include India, Mexico, and the Philippines.
What Sets Us Apart
Our Core Pillars
Our brand promise is to bring “peace of mind” into everything we do. We focus on bringing trust, reliability, and a fair and transparent price to cross-border remittances and complementary financial services.
To deliver on our brand promise, we have a differentiated approach that aligns with the specific needs and interests of our customers and solves the problems immigrant communities often face in making remittances. There are four core elements to our differentiated approach:
•Providing a Simple and Reliable Way of Sending Money with Our Mobile-Centric Suite of Products. As of December 31, 2022, our mobile app had a 4.9 iOS App Store rating with more than 1 million reviewers and a 4.8 Android Google Play rating with more than 580,000 reviewers. We have achieved this level of engagement and these high ratings by designing mobile-centric products that make the customer experience simple and convenient and give our customers complete peace of mind.
Our mobile app for cross-border remittances provides an easy-to-use, end-to-end process. In just a few minutes, customers are able to set up and send money for the first time with Remitly, and repeat transactions become easier with just three taps. Our customers and their families can also track the status of their transactions in real time. This mobile-centric experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty.
•Conveniently Putting Money Safely in the Hands of Our Customers’ Families, Wherever They Are, by Relying on Our Global Network. Our global network of funding and disbursement partnerships enables us to complete money transfers in over 4,300 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. As a result of the quality of our network and the foundational investments we have made, in general every new send country we add results in a significant number of new corridors, as we are able to quickly connect send countries with receive countries, allowing us to continue to scale rapidly.

Our disbursement options within our global network continue to grow and remain an important driver of customer loyalty. We have partner relationships with global banks and leading payment providers to give our customers an array of payment (or pay-in) options, including with a bank account, card-based payments and alternative payment methods. Our disbursement network provides our customers with various digital and traditional delivery methods and enables us to send (or pay-out) funds to approximately 4.0 billion bank accounts, approximately 1.1 billion mobile wallets, and over 435,000 cash pickup locations. We focus on creating financial inclusion by providing payout optionality and access for recipients who don’t always have convenient access to traditional banking. We believe our focus on financial inclusion creates peace of mind for our customers and their families while attracting and retaining loyal customers. We continue to believe the quality of our network and our focus on customer preference in disbursement options remains a competitive differentiator.
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
Strategy
We operate in a large and fragmented market. Based on estimates from the World Bank and the International Monetary Fund, the market for global money transfers was estimated to include over $1.6 trillion in total migrant remittance volume in 2022 (including both formal and informal person-to-person channels), and has been growing at over a 5% compound annual growth rate over the past decade, with digital volumes significantly outpacing the rest of the market. In our core serviceable available market, remittance flows to developing countries were expected to reach approximately $626 billion in 2022, according to the World Bank in November 2022. To contextualize the size and importance of this market, according to the United Nations, global remittances are over two times larger than the amount of official development assistance.
As of December 31, 2022, we captured approximately 2% of the total migrant remittance inflow volume. We believe that we can capture a larger share of this market. We also believe that we have a tremendous opportunity to significantly expand our total addressable market by leveraging our trusted brand to offer a broader set of financial services to the more than 280 million global immigrants and their families.
Our approach to achieving these goals has been rooted from Day 1 in customer centricity, which means deeply understanding our customers’ unique and local needs to provide them with a differentiated experience in remittances and complementary financial services. Strategically managing the business from this perspective has been key to our success since the very beginning and forms the frame for the remainder of our strategy, which includes the following focus areas:
•Increase our active customer base by focusing on efficient new customer acquisition. We plan on continuing our marketing efforts across existing and new corridors to increase brand awareness with customers and highlight the value of our products and services. We believe this will attract new customers to try Remitly. As we grow our customer base, we expect to benefit from increased operating leverage in the business and more data and insight to enhance our models. We have been able to drive efficiencies in new customer acquisition by focusing on elasticity testing, optimizing channel mix, and by increasing word of mouth and referrals driven by our increasing scale.
•Expand our geographic footprint. While our global network spans across over 4,300 corridors around the world, we have plans to increase our reach to thousands of additional corridors. We see an opportunity to generate value by expanding our remittance services more broadly in this way. We expect to leverage our data-driven approach to optimize our pricing, product features, marketing strategies, and customer economics as we expand and grow in these new geographies. Additionally, we expect to leverage our localization expertise and our technology platform to grow the number of disbursement, payment and other partners in our global network and increase the number of direct integrations with such partners. We will also continue to establish new disbursement partnerships and add new payment methods to enhance our cross-border payment remittance experience for current and potential customers in our existing corridors.

•Continue investing in remittance product enhancements and developing complementary new products to increase customer engagement and drive long-term repeat use. We believe there are enormous opportunities to create a more inclusive financial system that not only encompasses, but caters to the needs of immigrants. Specifically, we are using the insights we gain about immigrant customers through our data-driven platform to invest in remittance product enhancements and develop complementary new products. The majority of our customers use our products and services multiple times per month. To further strengthen our customer relationships and brand loyalty, we will continue to enhance our products and services and develop new features to tailor and personalize our customers’ experiences, as we continue to learn what our customers need, in order to optimize our pricing and delivery options. We believe our complementary new product strategy will deepen and expand our remittance relationship with our customers creating a unique and virtuous cycle that leads to increased customer value, long term customer engagement and a competitive advantage for Remitly that will be hard to replicate.
While our main growth strategy has historically been organic, we may also selectively pursue strategic partnerships and acquisitions to accelerate our growth objectives or to enhance our competitive position within existing and new products and markets. For example, in August 2022 we announced our intent to acquire Rewire, as part of our strategy to accelerate our growth objectives. We completed the acquisition of Rewire in January 2023.
Competition
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
•Emerging players focused on complementary financial services. Online-only banks, wallets, and other emerging digital players typically offer a subset of the financial services offered by traditional banks, and generally place a greater emphasis on convenience and user experience. Similarly, those utilizing blockchain technology and digital or crypto assets often claim benefits of lower cost transactions and higher transfer speeds relative to incumbent money-movement providers. However, price volatility, various fiat conversion fees, user friction, lack of trust and other factors have limited the utility of cryptocurrencies, as well as digital assets broadly, for remittances. Still, Remitly continues to assess blockchain technologies and digital assets as both an opportunity and competitive risk, particularly as the technology continues to evolve.
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
Digital-first companies are increasingly gaining market share from legacy providers and traditional banks. We believe that the principal competitive factors across experience, product, network and technology include:
•Experience: Digital-first companies, like Remitly, are focusing on the customer experience, by providing a trusted relationship with customers and their families, especially during devastating times, which ranges from family emergencies to natural disasters. Digital first companies also provide a simple and convenient customer experience, which is specialized to customers by region, which appeals to customers and their families on a hyper-local level.
•Product: Digital-first companies have the ability to focus on the product. With the various pay-in and pay-out options, the speed and certainty of transactions is a competitive advantage. Additionally, these companies are able to provide an adjacent suite of digital-first financial services (complementary products) with fair and transparent product pricing, while providing global and local customer service.
•Network: Digital-first companies leverage their expansive global network, which allows the companies to provide a vast array of easy-to-access disbursement options and the ability to accept alternative payment methods.
•Technology: In a world of being digitally connected, digital-first companies focus on technological differentiation, through service availability, performance, scalability, and reliability. The ability to innovate continues to be a competitive advantage. Additionally, technology allows for efficient fraud, compliance, and regulatory management in the highly regulated industry.
By focusing on the unique needs of immigrants and having a relentless customer focus, we believe that we have built a differentiated and compelling value proposition, and that we compete favorably on the basis of these factors.
Specifically, we believe that our mobile-centric suite of products, our vast global network, our localization expertise at scale, and our data-driven approach create sustainable differentiation against competitors.

Regulatory Environment
Our business is subject to a wide range of federal, state, and international laws, regulations, and supervisory guidance across the globe. The majority of these are applicable to us on the basis of the jurisdictions in which we operate and conduct our activities. These include, without limitation, the United States, Canada, the United Kingdom, and the European Economic Area (the “EEA”). We are also subject to laws, regulations and guidance on the basis of the jurisdictions in which recipients receive disbursements. These include, without limitation, India, Mexico, and the Philippines as well as other developing countries. These laws and regulations include strict requirements intended to help detect and prevent money laundering, terrorist financing, fraud, data misuse, theft and misappropriation, and other illicit activity. In addition, the applicable regulatory framework includes laws, regulations, and guidance regarding money transmission licensing, financial services, consumer disclosure and protection, foreign exchange, currency controls, unclaimed property, privacy, and data security. The regulatory requirements applicable to our business in any given jurisdiction are typically extensive, complex, frequently changing, increasing in scope, and may impose overlapping and/or conflicting requirements or obligations. For more information, see the section titled “Risk Factors—Legal and Compliance Risks.”
We have developed and implemented a compliance program, including our anti-money laundering (“AML”) program, comprised of policies and procedures designed to comply with such regulatory framework as it applies to our business. We also monitor these areas closely to continue to adapt our business practices and strategies to help us comply with current and evolving regulatory environment.
Anti-Money Laundering. In the United States, our business is subject to federal AML laws, regulations, and supervisory guidance, which include the Bank Secrecy Act (the “BSA”), as amended by the USA PATRIOT Act of 2001, as well as similar state laws, regulations and supervisory guidance. The BSA, among other things, requires companies engaged in money transmission register with the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury as money services businesses; and to develop and maintain risk-based AML programs, report suspicious activity, and collect and maintain information about their customers and certain transaction records. These requirements may also apply to our distribution partners and sub-partners. Furthermore, FinCEN has interpreted the BSA to require money services businesses to conduct risk-based monitoring of their agents, which may include distribution partners.
Similar AML laws, regulations, and supervisory guidance in the countries where we operate and those where we are licensed apply to our business internationally. These include laws, regulations, and supervisory guidance to detect and prevent money laundering and terrorist financing, including obligations to collect and maintain information about our users, recordkeeping, reporting and due diligence, and supervision of agents and sub-agents similar to, and in some cases exceeding, those required under the BSA. We are also, to a lesser extent, impacted by AML laws, regulations, and supervisory guidance in the other countries in which our disbursement partners operate.
As a money services business, we maintain a stringent AML compliance program that includes internal policies and controls, designation of AML compliance officers for each of our regulated subsidiaries, ongoing employee training and monitoring programs, and annual independent reviews.
Sanctions. Our business must also comply with U.S. economic and trade sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and with similar sanctions administered by sanctions authorities in other jurisdictions in which we operate or where we are licensed. These laws, regulations, and supervisory guidance prohibit or restrict transactions in, to or from certain countries, regions or governments, as well as with certain individuals and entities such as traffickers in illegal goods or services, terrorists and terrorist organizations. Sanctions are imposed to address acute foreign policy and national security threats, and may change rapidly and unpredictably in response to world events or domestic or international political developments.
We have implemented policies, procedures, and internal controls that are designed to comply with these economic and trade sanctions programs. These measures include, without limitation, controls designed to prevent transactions to or from countries or territories that are subject to comprehensive sanctions, screening certain transactions and customer information against OFAC and other international government watch-lists, blocking funds of persons named on OFAC’s list of Specially Designated Nationals and Blocked Persons and other persons and entities designated as prohibited persons by U.S. and non-U.S. sanctions authorities, and preparing and submitting blocking and other reports as required by relevant authorities.
Anti-Bribery. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States, the Corruption of Foreign Public Officials Act in Canada (“CFPOA”), the U.K. Bribery Act in the United Kingdom and similar laws in the other jurisdictions in which we or our disbursement partners operate, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of influencing official action or otherwise gaining an unfair business advantage, such as obtaining or retaining business. We maintain a compliance program designed to ensure our compliance with applicable anti-bribery laws, regulations, and supervisory guidance.
Money Transmission and Stored Value Licensing or Registration. We are subject to licensing and registration requirements in relation to our money transmission and stored value issuance activities on a state by state and federal basis in the United States and in almost every other jurisdiction from which our customers initiate transactions, including, but not limited to, Canada, the United Kingdom, and the EEA.

In the United States, we are registered as a Money Services Business with FinCEN and we hold licenses to operate as a money transmitter (or its equivalent) in 48 states where such licenses are required, as well as in the District of Columbia. As a licensed money transmitter, we are subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum net worth requirements, customer disclosure requirements, regulatory approval of directors and senior management of the licensed entity, AML and sanctions compliance, cybersecurity program requirements, and examination by state regulatory agencies. In connection with certain licenses we hold in the United States, there are also different shareholding thresholds (as low as 10% or more of the total equity in the United States) that may require a shareholder to obtain regulatory approval prior to exceeding such thresholds.
Outside the United States, we provide services to our customers in a variety of ways. In several key jurisdictions, we have obtained licenses to operate as a money services business or payment institution, as applicable. In Canada, we are registered with the Financial Transactions and Reports Analysis Centre of Canada as a money services business. In the United Kingdom, we have obtained a payment institution license from the Financial Conduct Authority and are also registered as a Money Service Business. In Ireland, we have obtained a payment institution license from the Central Bank of Ireland, and such license is recognized across the EEA. In Singapore, we are licensed by the Monetary Authority of Singapore as a major payment institution. In Australia, we are registered as a remittance service provider. We also hold licenses in several other jurisdictions and plan to apply for money transmitter licenses or their equivalents in additional jurisdictions. Additionally, in several foreign jurisdictions, we work with disbursement partners to make funds available to recipients. These may be locally licensed businesses or regulated banks whom we believe to be compliant with local laws.
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
Unclaimed Property. We must also comply with unclaimed property laws in the United States and in other countries where we are licensed. These laws require us to remit to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, such as unpaid money transfers. We hold property subject to unclaimed property laws and we have an ongoing program designed to help us comply with these laws. We are subject to audits with regard to our escheatment practices.
Consumer Disclosure and Consumer Protection. We are subject to laws, regulations and disclosure requirements relating to consumer protection in the United States and other jurisdictions in which we have operations, where such laws, regulations, and supervisory guidance are enforced by numerous government agencies. In the U.S., the Consumer Financial Protection Bureau (the “CFPB”) implements, examines compliance with, and enforces federal consumer protection laws governing financial products and services, including the Remittance Transfer Rule. The Remittance Transfer Rule requirements include (1) a disclosure requirement to provide consumers sending funds internationally from the United States enhanced pre-transaction written disclosures and receipts; (2) an obligation to investigate and resolve certain errors, including errors that may be outside our control; and (3) an obligation to cancel certain transactions upon that have not been completed at a customer’s request. The CFPB has recently signaled greater scrutiny regarding consumer fees and disclosures generally, and stronger enforcement of the Remittance Transfer Rule specifically. We expect a heightened enforcement environment for remittance companies, especially regarding transparency of fees and exchange rates. Furthermore, the CFPB may be considering new restrictions or rules on such fees and disclosures.
In addition, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive or abusive acts or practice (“UDAAP violations”). The CFPB has substantial rule-making and enforcement authority to prevent UDAAP violations in connection with any transaction involving a consumer financial product or service. As a larger participant in the market for international money transfers, we are subject to direct CFPB supervisory authority over our business. This includes the authority to fine and provide consumer restitution for violations, track and respond to consumer complaints, and request data.
Indirect Regulatory Requirements. In addition to the direct licenses discussed above, we also seek, obtain and maintain additional licenses to support new products and use cases and we also are subject to indirect regulatory requirements based on the requirements of our product partners. At the current time, none of the businesses supported by these indirect or new licenses are material to our business.
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
As of December 31, 2022, we owned six U.S. registered trademarks, one pending U.S. trademark application, 88 foreign registered trademarks and 40 pending foreign trademark applications covering the mark REMITLY, our collapsed Clasped Hand logo, REMITLY (+ Clasped Hand Logo), PASSBOOK BY REMITLY, and Hui Mei Yi (Remitly in Chinese characters). We are pursuing additional trademark registrations to the extent we believe it would be beneficial and cost effective. Additionally, we own common law trademark rights in the above-referenced marks as well as the REMITLY PROMISES DELIVERED (+ Clasped Hand Logo) and PASSBOOK BY REMITLY (+ Clasped Hand Logo) mark in the United States and certain other jurisdictions where common law rights are recognized. We also own several domain names, including www.remitly.com.

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
In addition, we rely upon a substantial amount of intellectual property licensed from third parties, including under certain open source licenses.
We also seek to preserve the integrity and confidentiality of our IP Rights through contractual protections and appropriate technological restrictions, such as physical and electronic security measures. It is also our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties to limit access to, and disclosure and use of, our confidential information and proprietary information. We further control the use of our proprietary technology and intellectual property through provisions in our terms of service.
See the section titled “Risk Factors—Privacy, Data Security, Intellectual Property, and Technology Risks” for a more comprehensive description of risks related to our IP Rights.
Privacy and Data Security
Privacy Regulations. We collect, use, receive, store, transmit, disclose, and otherwise process a wide variety of data and information (including personal information and sensitive personal information) for various purposes in our business. This aspect of our business is subject to numerous laws, rules, regulations, industry standards and other obligations in the United States and globally. Regulation and proposed regulation in this area has increased significantly in recent years and is expected to continue to do so. Our data handling is also subject to contractual obligations.
In the United States, various federal, state and local laws, rules and regulations apply to the collection, disclosure, security and other processing of personal information, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Federal Trade Commission Act, the Gramm-Leach-Bliley Act (the “GLBA”), and various state laws and regulations relating to privacy and data security. The GLBA (along with its implementing regulations), a federal privacy law that applies to financial institutions, like Remitly, restricts certain collection, storage, use, disclosure and other processing of certain nonpublic or otherwise legally protected information, requires notice to individuals of privacy policies and practices relating to sharing such information and provides individuals with certain rights to prevent the use and disclosure of such information. These rules also impose requirements for the safeguarding and proper destruction of such information through the issuance of data security standards or guidelines.
In addition to numerous privacy and data security laws and regulations already in place, U.S. states are increasingly adopting laws imposing comprehensive privacy and data security obligations, which may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information (including sensitive personal information) than foreign, federal, or other state laws and regulations, and such laws and regulations may differ from or conflict with each other. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Other states have enacted, or are considering enacting, comprehensive privacy and data security laws that share similarities with the CCPA, with at least four such laws (in Virginia, Colorado, Connecticut, and Utah) having taken effect, or scheduled to take effect, in 2023. There are also ongoing discussions in the U.S. Congress of a new federal privacy and data security law to which we may become subject if it is enacted. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, security and other processing of personal information.
Internationally, many countries have established their own privacy and data security legal framework with which we, our customers and/or partners may need to comply. For example, as a result of our presence in Europe and our service offering in the European Union, we are subject to the EU General Data Protection Regulation (the “GDPR”), which imposes stringent privacy and data security requirements. The GDPR includes numerous requirements and changes from previously existing European law, including more robust obligations on data controllers and processors and more fulsome documentation requirements for data protection compliance programs by covered companies. Failure to comply with the GDPR can result in fines up to the greater of €20 million or 4% of annual global revenues of the violator. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the EEA, including the United States, in respect of which the European Commission or other relevant regulatory body has not issued a so called ‘adequacy decision,’ unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. We rely on the standard contractual clauses promulgated and recently substantially revised by the European Commission for such data transfers. However, recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the United States.

Moreover, following the exit of the United Kingdom from the European Union, the GDPR was transposed into U.K. law (the “U.K. GDPR”) as supplemented by the U.K. Data Protection Act 2018, which currently imposes the same obligations as the GDPR in most material respects. Failure to comply with the U.K. GDPR can result in fines up to the greater of £17.5 million or 4% of annual global revenues of the violator. However, the U.K. GDPR will not automatically incorporate changes made to the GDPR going forward (which would need to be specifically incorporated by the U.K. Government), which creates a risk of divergent parallel regimes and related uncertainty. For example, in 2021, the European Commission announced an adequacy decision concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the United Kingdom. This adequacy determination will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or revoked in the interim. We cannot predict how the U.K. GDPR and other U.K. privacy and data security laws, rules or regulations may develop, including as compared to the GDPR, nor can we predict the effects of divergent laws and related guidance. Moreover, the U.K. Government has launched a public consultation on proposed reforms to the data protection framework in the United Kingdom. This may lead to future divergence and variance between the two regimes.
Additionally, many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of data breaches involving certain personal information. For example, laws in all U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify consumers or other third parties of a cyber-attack, data security breach or other similar incident.
There are a number of pending legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. We expect that our efforts to comply with the GDPR, U.K. GDPR, GLBA, CCPA, and other regulatory and legislative requirements will continue to require substantial investments, including investments in compliance processes and technical infrastructure. In addition, some countries are considering or have passed legislation implementing data security requirements, including requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
We are engaged in ongoing privacy and data security compliance and oversight efforts, including in connection with the requirements of privacy and data security laws, rules, regulations, industry standards, and other obligations. Many of these privacy and data security laws, rules and regulations are subject to change and uncertain and inconsistent interpretation and enforcement, and may conflict with one another, other requirements or obligations, or our practices of the features of our services.
For additional information about privacy and associated risks, see the section titled “Risk Factors—Privacy, Data Security, Intellectual Property, and Technology Risks.”
Data Security. While we take reasonable efforts to secure our customers’ information, financial technology companies such as us are prone to cyber-attacks, data security breaches and other similar incidents by third parties seeking unauthorized access to our data or to disrupt our ability to provide access to our products and services. In addition, computer malware, viruses, social engineering (predominantly phishing attacks), vendor errors, and general hacking have become more prevalent in the industry, have occurred on our systems in the past, and will occur on our systems in the future. We regularly encounter attempts to create false or undesirable accounts or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. Cyber-attacks may cause interruptions to our platform, degrade the user experience, cause users to lose confidence and trust in our platform, impair our internal systems, or result in financial harm to us. Our efforts to protect company data or the information that we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees to disclose information in order to gain access to our data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time.
For additional information about data security and associated risks, see the section titled “Risk Factors—Privacy, Data Security, Intellectual Property, and Technology Risks.”
Human Capital
Our Team. As of December 31, 2022, we had over 2,700 full-time equivalent employees working out of our headquarters in Seattle, Washington, several other office locations, or remotely. None of our team members are represented by a labor union or are covered by a collective bargaining agreement. We believe the positive relationship between our customers, our team members and our mission-oriented culture differentiates us and is a key driver of our business success. Attracting, recruiting, developing, and retaining globally diverse talent enables us to deliver on our brand promise to customers and serve our broad set of stakeholders. We are focused on supporting our employees from recruitment and onboarding, to ongoing development, and have implemented programs designed to encourage engagement, and personal wellness.
Our Culture and Values: Culture is the set of habits that allows a group of people to cooperate by assumption rather than by negotiation. It is composed of artifacts, norms, values, and behaviors - and it is not what we say, but what we do without asking. Culture serves as the invisible glue that binds together the intangibles (e.g., how we treat each other, how we make decisions, how we serve our customers) with business objectives.
Remitly’s Cultural Values define our ideal behaviors and interactions. Each of us as individuals, teams, and as a company has strengths and growth opportunities. We view our values as a north star and, with a ‘growth mindset’, our aspiration to work towards. Our values give us a common language to guide our work, behavior and decision making every day.

Remitly’s culture is the foundation of our success. We invested in our culture and values the day we started this company more than a decade ago, and we will continue to invest for the decades to come. Our values are not stagnant. Every so often we take a step back to refresh our values, and we did so in 2022, with the goal of continuously improving as we grow to serve millions of new customers, attract exceptional employees, globalize, grasp opportunities and face challenges in our ever-changing world. Our cultural values define how we get things done. At Remitly we believe that how we accomplish our work leads to great outcomes in what we accomplish.
We’re intentional about infusing our values into everything we do. We actively use them in our daily conversations, for recognizing outstanding contributions, throughout our People processes, and when giving each other feedback to grow our careers and our impact.
Diversity, Equity, and Inclusion. Diversity, Equity and Inclusion (“DEI”) is deeply rooted in our purpose and mission at Remitly. Our focus every day is to tirelessly deliver for our customers, many of whom may be underrepresented in the countries they've migrated to and have historically been left out of traditional financial systems. Effectively serving millions of customers sending money home to their families across the globe requires global teams of committed individuals who demonstrate a deep level of compassion, genuine curiosity, and who value varied lived experiences, perspectives and backgrounds. Remitly’s working environment and culture are designed to unlock our employees’ best thinking and inspire impact from our diverse teams. All of this is made clear by the way we live our cultural values, as we engage with each other, our customers and the immigrant communities we serve all over the world.
To ensure we create an inclusive culture that embraces the diversity of our employees, we have invested in resources and created programs that encourage continuous learning and constructive dialogue at all levels of our organization, such as executive members co-hosting DEI monthly meetings with our Vice President of Environment Social Governance; creating working groups of senior leaders, managers, and individual contributors focused on improving policies and practices to improve employee development, belonging and hiring; supporting a variety of employee resource groups; offering inclusive interview training; and investing in tools that deliver weekly DEI-related learning content to employees.
Employee Engagement and Retention. Employee voice and engagement is a cornerstone to how we foster a culture of belonging. This focus allows all of us to do our personal best to deliver for our customers every day. Activities and initiatives include annual employee engagement surveys, pulse surveys, ongoing feedback sessions, office hours, and 1:1s. Our cultural values are used as a common language for feedback, recognition and candidate assessment. Our cultural values are also woven throughout our employee lifecycle processes including onboarding, performance management, and development planning, which help us to attract, inspire, and retain a world-class and globally diverse team.
Learning and Development. We encourage our employees to aim for the stars and continuously improve not only in tirelessly delivering to our customers, but also investing in themselves. We provide our employees with ongoing professional development, educational resources and leadership opportunities, reimbursements for continued education and encourage conference attendance, utilization of online educational curriculum, reimbursement for travel to our corridor countries, and participation in customer empathy programs and workshops.
Benefits and Compensation. We strive to offer market-competitive compensation and benefits to attract and retain employees for the long-term. Equity ownership is a key element of our total compensation program, allowing employees to share in our successes and aligning their interests with our long-term goals. We believe that providing employees with equity ownership in our company encourages long-term impact, creates an owner mindset, and is fundamental to employee engagement and to our employees feeling valued and recognized. We award promotions and performance equity grants based on an employee’s customer and business impact and their demonstration of our values. To ensure fair and equitable pay, we benchmark our employee compensation with external sources and audit for pay parity annually during the performance cycle.
We strive to provide comprehensive benefits and services that help meet the unique needs of our employees, including benefits such as medical, dental, and vision insurance, a health savings account with company contribution, family and medical leave, flexible work schedules, paid holidays and flexible vacation time, as well as mental wellness access from Modern Health, which provides coaching and counseling services for employees and dependents in their household. To support parents and families, we offer benefits through Maven so all employees on any path to parenthood have 24/7 access to virtual care, ranging from prenatal support and family planning, to delivery, postpartum, and pediatrics that support diverse family structures. Remitly also participates in the World Professional Association for Transgender Health (WPATH) so our teammates who identify as Transsexual, Transgender, and Gender Nonconforming People have access to the care they need. We sponsor a 401(k) plan that includes a matching contribution and offer financial coaching through a third-party provider. We also offer an employee stock purchase plan to enable eligible employees to purchase shares of common stock at a discount via accumulated payroll deductions.
New Ways of Working. Employee flexibility and well-being is paramount to us. We provide all employees productivity and collaboration tools and resources, including training and toolkits to help managers effectively lead and manage remote teams. We are vested in providing equitable experiences, regardless of work mode. All employees are eligible for ergonomic assessments. For employees who have hybrid schedules, we offer in-office benefits like subsidized parking and public transportation benefits. For employees who are distributed, we offer remote work benefits such as home office set up stipends. We believe humans also benefit from in-person connection, so we bring our teams together for ‘moments that matter’ to create better products and services for our customers and to build stronger teams across the company.

Corporate Philanthropy
When immigrant communities have access to financial tools and resources, they change the future for themselves and their loved ones. They also transform the local economies where they live and work, as well as the countries where they send money. Through Remitly’s charitable giving programs, we aspire to invest in and support the organizations and coalitions who are committed to improving the economic, financial and social inclusion of immigrants and their families. In 2021, we joined Pledge 1%, a global movement that encourages and empowers companies of all sizes and stages to donate 1% of their staff time, product, profit, and/or equity to social good. Our major corporate philanthropy programs include the following:
Pledge 1%. Our Pledge 1% commitment publicly acknowledges our intent to give back and expand our social impact in order to sustainably further our mission to expand the financial inclusion of immigrants. As such, in July 2021, our board of directors approved the reservation of up to 1,819,609 shares of our common stock (which was approximately 1.0% of our fully-diluted capitalization as of June 30, 2021) that we may issue to or for the benefit of a 501(c)(3) nonprofit foundation or a similar charitable organization pursuant to our Pledge 1% commitment in equal installments over ten years. In 2021 and 2022, we donated 181,961 shares of our common stock each year to the Remitly Philanthropic Fund. We also have a multifaceted social good program that aligns with our Pledge 1% philanthropic commitment. This includes:
Corporate and Employee Giving. In 2022, we funded nearly $110,000 in financial assistance through our Remitly Scholars Program that helps students at the University of the Philippines and the Mapua Institute of Technology, pay for school fees, books, food, school supplies and other resources they might need to successfully graduate from college. In addition, in the past year, Remitly, Inc. and our employees have collectively donated over $130,000 to support immigrant communities and helped strengthen community resilience by responding to disasters around the world.
Product Deployment. When global crises and natural disasters occur, especially in the global south where many of our customers' families reside, we support our customers who need to send money home quickly by providing fee waivers so more of their remittances can be deployed to address immediate needs. In 2022, we provided over $500,000 in fee waivers and donations to support customers responding to their loved ones impacted by heavy storm damage in Nicaragua, Nigeria, Pakistan, the Philippines, and Puerto Rico.
Volunteering. In 2022, we focused on volunteer opportunities that addressed financial inclusion, family support for immigrants and refugees, and youth education. Volunteer events included employees volunteering as mentors and career coaches, offering time and experience to students entering into the technology field. We also delivered several Employee Action Guides that provided Remitly employees with self-paced learning and mental health resources that could be shared with their online and offline networks.
Civic Engagement. In addition to volunteering, we encourage our employees to use their voice in local civic processes, register to vote, and learn about how to engage with community leaders to influence change. We hosted workshops to help employees learn about civic engagement and community issues.
Available Information
Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.
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
•Cyber-attacks, data security breaches, or other similar incidents could result in serious harm to our business, reputation and financial condition, including by triggering a breach of our agreements with significant partners that we rely on to deliver our services;
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
•Failure to comply with sanctions laws, anti-terrorist financing laws, anti-money laundering laws and similar laws associated with our activities outside of the United States, and anti-corruption laws could subject us to penalties and other adverse consequences;
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
•We may fail to maintain an effective system of internal controls over financial reporting and may not be able to accurately and timely report our financial results;
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
We partner with a variety of third parties to fulfill our services. For example, we integrate third-party technologies into our proprietary KYC and risk management systems and information security program and we also partner with an extensive network of third parties to deliver payment processing for customers and disbursement of funds to recipients. In addition, in certain markets there is a limited number of third-party service providers capable of processing payments on our behalf. Any failure or disruption to the services provided by these third parties could cause disruption or delay the delivery of our services and negatively impact our customer experience. For example, any natural disaster that affects the ability of our payment processors to process funds could cause delays to our disbursement process and thereby negatively impact our customer experience and cause our express or economy delivery guarantees to fail. Additionally, if a payment processor experiences a service outage or service interruption that results in our being unable to collect funds from customers, our liquidity could be harmed and we may not meet our capital requirements.
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
In addition, some of these third parties process personal information and customer payments subject to our security requirements. Any failure of these parties to implement and operate adequate privacy, data security, business continuity, fraud controls or other internal controls, or any failure of ours to identify and require remediation of weaknesses in these areas, could result in significant liability or financial loss to our customers and us. We could face regulatory or governmental consequences for any significant failure caused by such partners as well as substantial costs associated with remediation of harm, either due to legal requirements or customer experience management. In many cases, we may elect to correct such errors even where not legally or contractually required to do so in order to retain customer loyalty and maintain our brand.
If we are not able to innovate, improve existing products, and develop new products that achieve market acceptance, our growth, business, operating results, financial condition and future prospects could be materially and adversely affected.
Our solution is a technology-driven platform that relies on innovation to remain competitive. Our process of developing new features and products is complex and relies upon both internally developed and third-party technologies and services, including artificial intelligence (“AI”) and machine learning, and cloud-based technologies. We may not be able to make product or technological improvements as quickly as demanded by our customers, or to market them effectively, which could harm our ability to attract or retain customers. For example, we continue to develop new products and services which require ongoing investment. It is possible that these new products may not return our investment or be profitable, which may have an adverse effect on our business and financial results. Additionally, the majority of our customers access our products through our mobile website and mobile app, and we must ensure that our offerings are optimized for mobile devices and that our mobile apps are interoperable with popular third-party mobile operating systems such as Google Android and Apple iOS. If we are unable to successfully and in a timely fashion innovate and improve our existing products that achieve market acceptance, and continue to deliver a superior customer experience, our growth, business, operating results, financial condition, and future prospects could be materially and adversely affected.
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
In addition, the broader financial services sector is experiencing rapid evolution in technologies and there has recently been significant advancement in the development of neobanking and the exchange of digital assets, or cryptocurrency, as well as other real time payment technologies. In particular, the advancement in the development of cryptocurrencies has led to new entrants in the market for remittances and financial services more generally and could materially impact the remittance and financial services industry in the future. Any failure to timely anticipate changes in customer behavior related to new payment technologies, including a preference by our customers for cryptocurrency usage, or to successfully integrate such technologies into our services could result in a loss of customers and corresponding loss of revenue.
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our business and operating results may be materially and adversely affected. We also may not be able to sustain our growth rate in the future.
We have experienced rapid growth in recent periods in both our headcount and transaction volume, both of which place substantial demands on our management and operational resources. We will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures to manage this growth. For example, in the previous four years, our headcount grew from over 750 employees as of the beginning of 2019, to over 2,700 global employees as of December 31, 2022, and we expect our headcount to continue to grow. Additionally, we may not be able to hire new employees quickly enough to meet our needs or we may fail to effectively integrate, develop, and motivate our new employees. If we cannot efficiently and quickly hire and manage our growing number of employees, our employee morale, productivity, and retention could suffer, and our business and operating results could be materially and adversely affected.
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
For example, our controls, policies and procedures, including with respect to accounting, risk management, privacy, data security, client on-boarding, transaction monitoring and reliance on manual controls, among other compliance matters, remain under development and may not be consistently applied or fully effective to identify, monitor and manage all risks of our business as we continue to scale rapidly. If we do not inform, train and manage our employees properly, we may fail to comply with applicable laws and regulations, which could lead to adverse regulatory action. Moreover, the process by or speed with which our internal controls and procedures are implemented or adapted to changing regulatory or commercial requirements may be inadequate to ensure full and immediate compliance, leaving us vulnerable to inconsistencies and failures that may have a material adverse effect on our business, results of operations and financial condition. If our controls, policies and procedures are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could materially and adversely affect our business, financial condition and results of operations.
If we, our partners, or our industry generally are unable to provide a high-quality and secure customer experience in the various locales in which we operate, our brand could suffer reputational damage and our business results could be harmed.
Our business is largely driven by and reliant on customer trust in our handling of money remittances. The pricing and reliability of our service, the security of personal information (including sensitive personal information) of our customers, and a responsive and effective customer support function are each critical elements for the maintenance of this trust. For example, any significant interruption in either our internal or our partners’ risk management, payment processing or disbursement systems could reduce customer confidence in our services. In addition, any actual or reported cyber-attack, data security breach or other security incident with respect to our systems, or violation of our privacy or information security policies, or applicable legal or contractual obligations that results in a compromise of customer data or causes customers to believe their data has been compromised could have a significant negative effect on our business. Legal claims and regulatory enforcement actions could also arise in response to these events, which would further exacerbate erosion of customer trust and potentially result in operating losses and liabilities. If we are unable to maintain affordable pricing, deliver services reliably and securely, or address customer support issues in an effective and timely manner, our reputation and our business and operating results could suffer material harm. In addition, any erosion in confidence in digital financial service providers as a means to transfer money generally could have a similar negative effect on us.

We transfer large sums of customer funds daily, and are subject to the risk of loss due to errors or fraudulent or illegitimate activities of customers or third parties, any of which could result in financial losses or damage to our reputation and trust in our brand, which would harm our business and financial results.
Our business is subject to the risk of financial losses as a result of operational errors, fraudulent activity, employee misconduct, or other similar actions or errors on our platform or our partners’ platform solutions. We have been in the past, and will continue to be, subject to losses due to software errors in our platform, operational errors by our employees or third-party service providers. For example, incorrect input of payments into a third party processor’s systems has in the past affected the issuance rebates we received from our card services provider, which in turn negatively impacted revenue. In addition, we also are regularly targeted by parties who seek to commit acts of financial fraud, using a variety of techniques, including stolen bank accounts, compromised business email accounts, employee fraud, account takeover, false applications, and check fraud. We are also routinely targeted for illegitimate transactions such as money laundering. These risks are inherently greater for us because our corridors for remittances are generally from developed to developing economies, which have traditionally been highly targeted by bad actors perpetrating fraud or other unwanted activity. The methods used to perpetrate these illegal activities are continually evolving, and we expend considerable resources to monitor and prevent them. Our risk management efforts may not effectively prevent, and we may suffer losses from, these errors and activities and, in some cases, our usual risk allocation agreements and insurance coverages may not be sufficient to cover these losses. We have experienced transaction losses of $41.9 million, or 0.15%, $29.7 million, or 0.15%, and $17.2 million, or 0.14%, of total send volume in connection with such errors, fraud, and misconduct in the years ended December 31, 2022, 2021, and 2020, respectively. We expect that losses of similar or greater magnitude may occur again in the future. If any of these errors or illegitimate or fraudulent activities are significant, we may be subject to regulatory enforcement actions, suffer significant losses or reputational harm and our business, operating results, and financial condition could be adversely affected.
We have a history of operating losses and there is no assurance that our business will become profitable or that, if we achieve profitability, we will be able to sustain it.
We were incorporated in 2011 and we have experienced net losses since inception. We generated net losses of $114.0 million, $38.8 million, and $32.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. While we have experienced significant revenue increases in recent periods, we are not certain whether our customer base will continue to expand to the point where we may achieve profitability. If the assumptions we use to plan our business are incorrect or change, or if we are unable to maintain consistent revenue, it may be difficult to achieve and maintain profitability. Our revenue from any prior quarterly or annual periods should not be relied upon as an indication of our future revenue or revenue growth. We have historically spent, and intend to continue to spend, significant funds to further develop and secure our technology platform, develop new products and functionalities, invest in marketing programs to drive new customer acquisition, expand strategic partner integrations, and support international expansion into new payment corridors. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We will also face increased compliance and security costs associated with growth, the expansion of our customer base and corridors, and being a public company. Our history of net losses has also caused us to at times draw on our then-outstanding revolving lines of credit to satisfy our capital requirements and any inability to maintain or secure financing on satisfactory terms could materially and adversely impact our business. Our financial performance each quarter is also impacted by circumstances beyond our control, such as our ability to retain our customers, ability to efficiently attract new customers, corridor mix, revenue mix and seasonality. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may be adversely affected.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $653.6 million, $458.6 million and $257.0 million, and our send volume was over $28.6 billion, $20.4 billion and $12.1 billion, for the years ended December 31, 2022, 2021, and 2020, respectively. Although a large market share for remittance services remains untapped by us, we have recently experienced significant growth in our revenue and send volume. However, even if our revenue continues to increase, we expect that our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business and the return to work as communities around the world recover from the COVID-19 pandemic. Overall growth of our revenue depends on a number of factors, including our ability to:
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
Privacy, Data Security, Intellectual Property, and Technology Risks
Cyber-attacks, data security breaches, or other similar incidents could result in serious harm to our business, reputation and financial condition, including by triggering a breach of our agreements with significant partners that we rely on to deliver our services.
Cyber-attacks, data security breaches and other similar incidents continue to increase in frequency, evolve in nature, become more sophisticated, and may be difficult to detect for long periods of time, particularly as our business continues to rapidly grow. These incidents, which include, among other things, advanced and persisting cyber-attacks, ransomware, cyber extortion, phishing and social engineering schemes, the introduction of computer viruses or other malware, computer hacking, fraudulent use attempts, vendor errors, human error, fraud, denial-of-service attacks, credential stuffing, and the physical destruction of all or portions of our IT infrastructure and those of third parties with whom we partner could compromise the confidentiality, availability, and integrity of the data in our systems. In addition, third parties may attempt to fraudulently induce employees to disclose information in order to gain access to our data. Moreover, we regularly encounter attempts to create false or undesirable accounts or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. Threats to our computer systems and those of our third-party technology providers or clients come from a variety of sources, including organized criminal threat actors, nation states and state-sponsored organizations with significant financial and technological resources. We have experienced from time to time, and may experience in the future, security incidents due to, among other things, human error, fraud, malice, malfeasance, insider threats, system errors or vulnerabilities, accidental technological failure or other irregularities on the part of employees, contractors, vendors or other third parties. Any such incidents with respect to our network infrastructure or IT systems or to computer hardware we lease from third parties, could, among other things, cause interruptions to our platform, degrade the user experience, cause users to lose confidence and trust in our platform, impair our internal systems and harm our reputation and our ability to retain existing customers and attract new customers.
In addition, because we rely on third-party service providers in our business, we rely on the cybersecurity practices and policies adopted by third parties. Our ability to monitor our third-party service providers’ cybersecurity practices is limited. Our third-party technology providers, disbursement partners and other third parties, including downstream service providers, who have access to our data also may experience these types of events, and we experience additional exposure to these risks through these partners. If bad actors gain improper access to our systems or databases or those of our disbursement partners and other third parties who have access to our data, they may be able to steal, publish, delete, copy, unlawfully, or fraudulently use or modify data, including personal information and/or blackmail us to pay a ransom.
A cyber-attack, data security breach or other similar incident breach could lead to any of the following:
•monetary and other losses for us or our customers;
•identity theft for our customers;
•the inability to expand our business;
•additional scrutiny, restrictions, fines or penalties from regulatory or governmental authorities;
•loss of customers and customer confidence in our services;
•declines in user growth or engagement;
•on-going regulatory oversight, assessments and audits;
•exposure to civil litigation (including civil claims, such as representative actions and other class action-type litigation);
•orders to cease or change our processing of our data;
•a breach of our contracts with lenders or other third parties;
•termination of services provided to us; or
•liquidity risks or a negative impact on our relationships with our financial services providers, including payment processors or relevant network organizations, such as Visa or MasterCard, disbursement partners, and other third parties.

As a result, any such attack or breach could harm our business, financial condition, and operating results. Also, our reputation could suffer irreparable harm, causing our current and prospective clients to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a cyber-attack, data security breach or other similar incident, including repairing system damage, increasing security protection costs, investigating and remediating any information security vulnerabilities, complying with data breach notification obligations and applicable laws, and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and adversely affect our business, financial condition, and operating results.

While we maintain insurance policies, our coverage may be insufficient to compensate us for all losses caused by cyber-attacks, data security breaches or other similar incidents, and any such incidents may result in increased costs for such insurance. We also cannot ensure that our existing cybersecurity insurance coverage will continue to be available on acceptable terms, or at all, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of any changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition, and operating results.
In addition, the trend towards working from home and using private residential networks to access the internet may further exacerbate risks associated with cyber-attacks, data security breaches and other similar incidents as private work environments and electronic connections to our work environment may not have the same security measures deployed in our offices.
For additional information, see “—Our business is subject to the risks of earthquakes, fires, floods, public health crises, pandemics, and other natural catastrophic events, and to interruption by man-made problems such as cyber-attacks, ransomware internal or third-party system failures, political unrest, market or currency disruptions, and terrorism, which could result in system and process failures and interruptions which could harm our business.”
We are subject to numerous privacy and data security laws, rules, regulations, industry standards and other obligations across multiple jurisdictions which are highly complex, overlapping, frequently changing, and which create compliance challenges that may expose us to substantial costs, liabilities, or loss of customer trust. Our actual or perceived failure to comply with these obligations could harm our business.
The various privacy and data security laws, rules, regulations, industry standards and other obligations with which we must comply, including with respect to technologies such as cloud computing, AI, machine learning, cryptocurrency, and blockchain technology, are complex and evolving. In addition, practices regarding the collection, use, storage, transmission, disclosure, deletion, security and other processing of personal information by companies operating over the internet have recently come under increased public scrutiny. State, federal and foreign lawmakers and regulatory authorities have increased their attention on the collection and use of consumer data and personal information. In addition, many jurisdictions in which we operate have or are developing laws that protect the privacy and security of sensitive and personal information. Further, we have internal and publicly posted privacy policies regarding our collection, processing, use, disclosure, deletion, security and other processing of personal information. Further, our agreements with third parties, including significant agreements with payment processors, credit card and debit card issuers and bank partners, contain contractual commitments we are required to adhere to related to privacy and data security compliance.
Compliance with such laws, rules, regulations, industry standards and other obligations, including our policies and documentation, requires that we expend significant resources, and we cannot guarantee that we will be able to successfully comply with all such privacy and data security obligations, especially where they do or may in the future conflict with one another, nor can we predict the extent to which such new and evolving regulatory and legal requirements will impact our business strategies and the cost or availability of previously useful data, increase our potential liability, increase our compliance costs, require changes in business practices and policies, or otherwise adversely affect our business. Our failure to adequately address privacy and data security-related concerns, even if unfounded, or to comply with applicable laws, rules, regulations, industry standards and other obligations relating to privacy and data security could result in regulatory or government investigations, monetary penalties, fines, sanctions, claims, litigation (including civil claims, such as representative actions and other class action-type litigation), orders to cease or change our processing of our data, enforcement notices, assessment notices (for a compulsory audit), compensation or damages liabilities, increased cost of operations, changes to our business practices (including changes to the manner in which we transfer personal information between and among countries and regions in which we operate or the manner in which we provide our services and the geographical location or segregation of our relevant systems and operations), declines in user growth or engagement, diversion of internal resources and reputational damage, all of which could have a material adverse effect on our business, including how we collect, use and otherwise process personal information, and harm our business, operating results, and financial condition. Such penalties may be in addition to any civil litigation claim by customers and data subjects. In addition, the publication of our privacy policies and other documentation that provide commitments about privacy and data security can subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, financial condition and results of operations.
For additional discussion about privacy and the regulatory environment that we operate in, please see the section titled “Business—Privacy and Cybersecurity.”

Any significant interruption or failure of our system availability, including failure to successfully implement upgrades or new technologies to our mobile app or website, could adversely affect our business, financial, and operating results.
The efficient and uninterrupted operation of technologies that we use to deliver our services is essential for the customer experience. This includes maintaining ready customer access and acceptable load times for our services at all times. Our systems and operations and those of third-party partners have experienced and may experience in the future interruptions or degradation of service availability due to a variety of events including cyber-attacks, data security breaches and other similar incidents, insider threats, hardware and software defects or malfunctions, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including pandemics), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, or other events. To the extent we cannot effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology platform to maintain sufficient system availability, new or existing customers may seek other services and may not return to our services as often in the future, or at all. If our service is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may lose trust in our service or determine that our services are unreliable or too slow to meet their needs. This would harm our ability to attract new customers and could decrease the frequency with which existing customers use our website and mobile solutions. As a result, our business, financial results and operating results may be harmed.
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
If we are unable to adequately obtain, maintain, protect, defend, or enforce our IP Rights, our business, prospects, financial condition, and operating results could be harmed.
The Remitly brand and our proprietary technology, trademarks, service marks, trade names, copyrights, domain names, trade dress, patents and trade secrets, and other IP Rights that support that brand are important to our business. We rely on, and expect to continue to rely on, a combination of intellectual property laws, technological restrictions, provisions in our terms of service and contractual provisions including confidentiality, invention assignment, and license agreements with our employees, contractors, consultants, and other third parties with whom we work, to establish and protect our brand, proprietary technology, and other IP Rights.
Effective protection of our IP Rights may not be available in every jurisdiction in which we offer our services and, where such laws are available, our efforts to protect such rights may not be sufficient or effective and such rights may be found invalid or unenforceable or narrowed in scope. In particular, the laws of some foreign countries do not protect IP Rights to the same extent as U.S. laws, and many companies have encountered significant challenges in establishing and enforcing their IP Rights outside of the United States. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of IP Rights outside of the United States. In addition, the legal systems of some countries, particularly certain developing countries, do not favor the enforcement of intellectual property protection. This could make it difficult for us to stop the infringement, misappropriation or other violation of our IP Rights. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Competitors may use our technologies in jurisdictions where we have not obtained intellectual property rights to develop their own products and services and, further, may export otherwise infringing, misappropriating or violating products and services to territories where we have intellectual property protection but enforcement is not as strong as that in the United States. These products and services may compete with our products and services, and our IP Rights may not be effective or sufficient to prevent them from competing. In addition, changes in U.S. and foreign law and legal decisions in U.S. and foreign courts may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of our IP Rights. Furthermore, effective protection of our IP Rights is expensive to maintain. We have in the past and may in the future bring claims against third parties alleging infringement, misappropriation, or other violation of our IP Rights. Our efforts to enforce our IP Rights may be met with defenses, counterclaims, and counter suits attacking the ownership, scope, validity and enforceability of such rights. The outcome in any such lawsuits are unpredictable. Even if resolved in our favor, such lawsuits may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Moreover, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing or any inability to enforce or otherwise defend our IP Rights could have a material adverse effect on our competitive position, business, financial condition, and results of operations.
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
Although we take steps to protect our proprietary technology and IP Rights, we cannot be certain that the steps we have taken will be sufficient to prevent others from using or seeking to register our IP Rights. Additionally, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, reverse engineering, independent development, infringement, misappropriation or other violation of our proprietary technology and IP Rights, including by third parties who may use our technology or other proprietary information, including to develop services that compete with ours. The contractual provisions that we enter into with employees, contractors, consultants, disbursement partners, vendors, and customers may not prevent unauthorized use or disclosure of our proprietary technology and IP Rights and may not provide an adequate remedy in the event of such unauthorized use or disclosure. We also cannot guarantee that we have entered into confidentiality agreements with each party that may have or has had access to our trade secrets or proprietary technology or that our invention assignment agreements will be effective or self-executing. In addition, we may be unable to determine the extent of any unauthorized use or infringement, misappropriation, or other violation of our services, technologies, or IP Rights. Policing unauthorized use of our technologies, services, and intellectual property is difficult, expensive, and time consuming, particularly in countries where the laws and enforcement of said laws may not effectively protect our IP Rights. In addition, we may be unable to determine the extent of any use or infringement, misappropriation, or other violation of our services, technologies, or IP Rights. Any failure to adequately protect or enforce our IP Rights, or significant costs incurred in doing so, could materially harm our business, prospects, financial condition and operating results.
If we fail to comply with our obligations under license or technology agreements with third parties, or if we cannot license rights to use technologies on reasonable terms, we could be required to pay damages, lose license rights that are critical to our business or be unable to commercialize new products and services in the future.
We license certain third-party intellectual property that is important to our business, including technologies, data, content and software from third parties, and in the future we may license additional valuable third-party intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license, which would cause us to lose valuable rights, and could prevent us from selling our products and services, or inhibit our ability to commercialize current or future products and services. Our business may suffer if any current or future licenses or other grants of rights to us terminate, if the licensors (or other applicable counterparties) fail to abide by the terms of the license or other applicable agreement, if the licensors fail to enforce the licensed IP Rights against infringing third parties, or if the licensed IP Rights are found to be invalid or unenforceable. Third parties from whom we currently license intellectual property and technology could refuse to renew our agreements upon their expiration or could impose additional terms and fees that we otherwise would not deem acceptable requiring us to obtain the intellectual property or technology from another third party, if any is available, or to pay increased licensing fees or be subject to additional restrictions on our use of such third party intellectual property or technology.
In the future, we may also identify additional third-party intellectual property and technologies that we may need to license or otherwise obtain rights to conduct our business, including to develop or commercialize new products and services. However, such licenses or other grants of rights may not be available on acceptable terms, or at all. The licensing or acquisition of third-party IP Rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party IP Rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign, license or otherwise grant rights to us. Even if such licenses or other grants of rights are available, we may be required to pay the licensor (or other applicable counterparty) substantial royalties, which may affect the margins on our products and services. In addition, such licenses or other grants of rights may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. Failure to obtain the necessary licenses or otherwise obtain adequate grants of rights on favorable terms, or at all, could prevent us from commercializing products and services, which could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Assertions by third parties of infringement, misappropriation, or other violations by us of their IP Rights could result in significant costs and substantially harm our business and operating results.
Intellectual property disputes are common in the payments and digital financial services industries. We may become involved in lawsuits to protect or enforce our IP Rights, and we may be subject to claims by third parties that we have infringed, misappropriated or otherwise violated their intellectual property. Some companies in the digital financial services industry, including some of our competitors, own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims against us. Third parties have asserted and may in the future assert claims of infringement, misappropriation, or other violations of IP Rights against us. As the number of services and competitors in our market increases and overlaps occur, claims of infringement, misappropriation, and other violations of IP Rights may increase. Any claim of infringement, misappropriation, or other violation of IP Rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management. In addition, an adverse outcome of a dispute may require us to pay substantial damages; cease making, licensing, or using solutions that are alleged to infringe, misappropriate, or otherwise violate the intellectual property of others; expend additional development resources to attempt to redesign our services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or intellectual property rights; and indemnify our disbursement partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could harm our business, financial condition, and operating results.
Our use of open source and third-party technology could impose limitations on our ability to offer our products and services to customers.
We use open source software in connection with our products and services and expect to continue to use open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. Although we monitor our use of open source software to avoid subjecting our products and services to conditions we do not intend, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Additionally, we could face claims from third parties seeking to enforce the terms of the applicable open source license. In such an event, we could be required to seek licenses from third parties to continue offering our products and services, to make our proprietary code generally available in source code form, to re-engineer our products and services, or to discontinue our products and services if re-engineering could not be accomplished on a timely basis, any of which could harm our business, financial condition, and operating results. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide our products and services. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could materially and adversely affect our business, financial condition and results of operations.
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

Legal and Compliance Risks
Any failure to obtain or maintain necessary money transmission licenses across our global footprint could adversely affect our operations.
The provision of money transfer services is highly regulated, and the requirements vary from jurisdiction to jurisdiction. As a licensed money transmitter, we are subject to net worth requirements, including requirements to maintain reserves in an amount equivalent to outstanding payment obligations, bonding requirements, liquidity requirements, limitations on receivables from our affiliates or third parties, requirements for regulatory approval of controlling stockholders, restrictions on our investment of customer funds, reporting requirements, anti-money laundering compliance requirements, cybersecurity requirements, and monitoring, examination and oversight by state, federal, and international regulatory agencies. Failure by Remitly, our agents or their subagents, and service providers to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension, or termination of services, changes to our business model, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services. If our licenses are not renewed or we are denied licenses in additional states or jurisdictions where we choose to apply for a license, we could be forced to change our business practices or be required to bear substantial cost to comply with the requirements of the additional states or jurisdictions. Further, if we were found by these regulators to be in violation of any applicable banking or money services laws or regulations, we could be subject to fines, penalties, lawsuits, and enforcement actions; additional compliance requirements; increased regulatory scrutiny of our business; restriction of our operations; or damage to our reputation or brand. In addition, our regulators could further restrict the type of instruments that qualify as permissible investments or require our regulated subsidiaries to maintain higher levels of eligible assets. Regulatory requirements are constantly evolving, and we cannot predict whether we will be able to meet changes to existing regulations or the introduction of new regulations without such compliance harming our business, financial condition, and operating results.
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
Our fees, profit margins, and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.
The evolving regulatory environment, including increased fees or taxes, regulatory initiatives, and changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal, or foreign governments, and expectations regarding our compliance efforts, is impacting the manner in which we operate our business, may change the competitive landscape, and is expected to continue to adversely affect our financial results. Existing, new, and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has affected and may continue to affect the manner in which we provide our services. Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. In particular, the CFPB may be contemplating new regulations or limitations on the fees imposed by remittance companies, the exchange rates applied to transactions by these companies, as well as the level of transparency surrounding such fees and exchange rates. Such regulations may require us to assume fees and charges by third-party providers that are outside of our control.
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
Furthermore, governmental agencies both in the United States and worldwide may impose new or additional rules on money transfers affecting us, our agents, partner banks or commercial counterparties, including regulations that:
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
•require additional consumer protection rights to our customers (including enhanced disclosures);
•require the principal amount of money originated in a country to be invested in that country or held in a trust until they are paid;
•limit the number or principal amount of remittances, which may be sent to or from a jurisdiction, whether by an individual, through one agent, or in aggregate;
•impose more stringent information technology, data security, privacy, and operational security requirements on us or our agents and their subagents, including relating to data transfers and the use of cloud infrastructure;
•impose additional risk management and related governance and oversight requirements, including relating to the outsources of services to other group companies or to third parties; and
•prohibit or limit exclusive arrangements with our agents and subagents.
If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition, results of operations, and cash flows could be adversely affected. In addition, changes in regulatory expectations, interpretations, or practices could increase the risk of regulatory enforcement actions, fines, and penalties. If the CFPB or other similar regulatory bodies adopt, or customer advocacy groups are able to generate widespread support for, positions that are detrimental to our business, then our business, financial condition, and operating results could be harmed.
The enhanced supervisory and compliance environment in the financial sector increases the risk of regulatory action against us, whether formal or informal.
Our service is subject to a variety of laws and regulations worldwide, and a large number of regulatory and enforcement authorities in each of the jurisdictions in which we operate. Regulators across the globe subject financial sector institutions, including us, to intense review, supervision and scrutiny. This heightened level of review and scrutiny or any changes in the existing regulatory supervision framework, increases the possibility that we will face adverse legal or regulatory actions. Regulators regularly review our operations, and there can be no guarantee that all regulators will agree with our internal assessments of compliance with applicable laws, regulations, or regulatory policies.
We have been and continue to be subject to examination by the CFPB, which defines “larger participants of a market for other consumer financial products or services” as including companies, such as Remitly, that make at least one million aggregate annual international money transfers. The CFPB has the authority to examine and supervise us and our larger competitors, which will involve providing reports to the CFPB. The CFPB has used information gained in these examinations as the basis for enforcement actions resulting in settlements involving monetary penalties and other remedies.
Regulators, including the CFPB, may take formal or informal actions against us. Such formal or informal actions might force us to adopt new compliance programs or policies, remove personnel including senior executives, provide remediation or refunds to customers, or undertake other changes to our business operations. Any weaknesses in our compliance management system or Remittance Rule program may also subject us to penalties or enforcement action by the CFPB.
If we fail to manage our legal and regulatory risk in the many jurisdictions in which we operate, our business could suffer, our reputation could be harmed and we would be subject to additional legal and regulatory risks. This could, in turn, increase the size and number of claims and damages asserted against us and/or subject us to regulatory investigations, enforcement actions or other proceedings, or lead to increased regulatory concerns. We may also be required to spend additional time and resources on remedial measures and conducting inquiries, beyond those already initiated and ongoing, which could have an adverse effect on our business. Similarly, a failure to comply with the applicable regulations in various jurisdictions by our employees, representatives, agents and third-party service providers either in or outside the course of their services, or suspected or perceived failures by them, may result in further inquiries or investigations by regulatory and enforcement authorities and in additional regulatory or enforcement action against either us, or such employees, representatives, agents and third-party service providers.
While we have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, there are a number of risks that cannot be completely controlled. Our international presence, especially in high risk jurisdictions such as Nigeria and India, has led to increased legal and regulatory risks. Regulators in every jurisdiction in which we operate have the power to restrict our operations or bring administrative or judicial proceedings against us (or our employees, representatives, agents and third-party service providers), which could result, among other things, in suspension or revocation of one or more of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action which could materially harm our reputation, results of operations and financial condition. Expansion into additional jurisdictions also increases the complexity of our risks in a number of areas including currency risks, interest rate risks, compliance risk, regulatory risk, reputational risk and operational risk. We, or our employees, may from time to time, and as is common in the financial services industry, be the subject of inquiries, examinations or investigations that could lead to proceedings against us or our employees.

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
We offer our customers the ability to fund transactions utilizing their credit card or debit card. We also offer bank funding and alternative payment methods. Because these are card-not-present/online/non face-to-face transactions, they involve a greater risk of fraud. We also release some funded transactions for disbursement prior to our receiving funds from our customers, which exposes us to repayment risk in the event that these customers have insufficient funds in their bank account or are otherwise invalidated. Additionally, we carry chargeback liability for a large portion of disputed card payment transactions. If we are unable to effectively manage our payment and fraud risks, we may be placed on fraud monitoring programs put in place by various payment scheme networks, banking partners, and our business and financial results may be harmed.
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

Policy makers have also discussed potential legislation to add taxes to remittances from the United States to Mexico and/or other countries. Further, one state has passed a law imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions, as well. The approach of policy makers and the ongoing budget shortfalls in many jurisdictions, combined with future federal action or inaction on immigration reform, may lead other states or localities to impose similar taxes or fees or other requirements or restrictions. Foreign countries in similar circumstances have invoked and could continue to invoke the imposition of sales, service, or similar taxes, or other requirements or restrictions, on money transfer services. A tax, fee, or other requirement or restriction exclusively on money transfer services by Remitly could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes, fees, requirements, or restrictions. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. Such initiatives may have a material adverse impact on our business, financial condition, results of operations, and cash flows.
In addition, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce in general and remittances in particular. New or revised international, federal, state, or local tax regulations may subject us or our customers to additional sales, income, and other taxes and would likely increase the cost of doing business online and decrease the attractiveness of using our mobile services. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could harm our business and operating results.
Failure to comply with sanctions laws, anti-terrorist financing laws, anti-money laundering laws, and similar laws associated with our activities outside of the United States, and anti-corruption laws could subject us to penalties and other adverse consequences.
We have implemented policies and procedures designed to allow us to comply with anti-money laundering laws and economic sanctions laws and prevent our platform from being used to facilitate business in countries or with persons or entities designated on lists promulgated by OFAC and equivalent international authorities or that are otherwise the target of sanctions. We may utilize the services of vendors, such as screening tools, in implementing such policies and procedures. In the event that we or any of our users engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates anti-money laundering or sanctions laws, or otherwise constitutes activity that is prohibited by such laws, including through the fault of any vendor, we may be subject to fines, penalties, lawsuits, and enforcement actions; additional compliance requirements; increased regulatory scrutiny of our business; restriction of our operations; or damage to our reputation or brand.
Law enforcement and regulators continue to scrutinize compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our customers or monitor our platform for potential illegal activity. In addition, any policies and procedures that we implement to comply with sanctions laws may not be effective, including in preventing customers from using our services for transactions with sanctioned persons or jurisdictions subject to comprehensive sanctions, including Cuba, North Korea, Syria, Iran, and the Crimea, Donetsk People’s Republic, and Luhansk People’s Republic regions of Ukraine. Given the technical limitations in developing controls to prevent, among other things, the ability of customers to publish on our platform false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or other relevant sanctions authorities are located in a jurisdiction subject to comprehensive sanctions or an embargo by the United States or another country in which we operate or are licensed to do business, and such services may not be in compliance with applicable economic sanctions regulations.
Sanctions are imposed to address acute foreign policy and national security threats and may change rapidly and unpredictably in response to world events or domestic or international political developments. Additionally, as we expand our services into additional jurisdictions, we may become subject to additional sanctions requirements imposed by those jurisdictions or face increased risk of processing transactions in violation of sanctions requirements to which we are currently subject. We may be unable to update policies, procedures, or controls to timely and effectively address changes in applicable legal requirements or in our sanctions risk environment.
In addition, U.S. policy makers have sought and may continue to seek heightened customer due diligence requirements on, or restrict, remittances from the United States to Mexico or other jurisdictions. For example, government sanctions imposed in February 2022 with respect to Russia and Ukraine are impacting our ability to offer services in the region, and additional sanctions could be imposed in the future. In addition, existing laws and regulatory requirements may change and become more stringent, such as requiring us to maintain records on a larger number of transactions or verify the identity of our customers in a prescriptive way, which could result in greater costs for compliance.
In the EEA, our Irish operating company has increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, agent oversight and monitoring requirements, as well as broader supervision by EEA member states. Additionally, the financial penalties associated with the failure to comply with anti-money laundering laws have increased recently. Legislation that has been enacted or proposed in other jurisdictions could have similar effects.
We also face significant risks if we cannot comply with the FCPA and other anti-corruption laws that prohibit companies and their agents and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, or private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. We have implemented an anti-corruption compliance policy, but we cannot ensure that all of our employees, customers, and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.

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
We work with disbursement partners in various receive jurisdictions, including Nigeria and India, whom we believe are complying with local laws and regulations. We rely on such disbursement partners to conduct our business and such disbursement partners could fail or be unable to satisfy their obligations to us. This could lead to our inability to access funds and/or credit losses for us and could adversely impact our ability to conduct our business.
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
Our marketing practices rely upon a wide range of referral programs, exchange rate and fee-based promotions, e-mail and social media marketing and direct marketing practices, among other tactics. These marketing practices are subject to a variety of advertising and consumer protection laws and regulatory oversight both in the United States and in Canada, the EEA, the United Kingdom, Australia, Singapore and the other jurisdictions in which we do business. In the United States, some examples of applicable legislation include, among others, the CAN-SPAM Act of 2003, the U.S. Federal Trade Commission guidelines with respect to misleading or deceptive advertising or marketing practices, the Telephone Consumer Protection Act of 1991, state banking laws that prohibit non-banks, including licensed money transmitters, from holding themselves out as banks or providing banking services, the CCPA, and other comprehensive state privacy and data security laws.
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
We use social media, emails, and text messages as part of our approach to marketing. As social media rules and policies, and laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable rules, policies, laws, and regulations in the use of these channels could adversely affect our reputation or subject us to fines, contractual damages, or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement, misappropriation, or other violation of IP Rights, as well as the public disclosure of proprietary, confidential, or personal information (including sensitive personal information) of our business, employees, customers, or others. Any such inappropriate use of social media, emails, and text messages could also cause reputational damage.

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
From time to time, we may be subject to claims, lawsuits (including class actions), government investigations, disciplinary actions, administrative proceedings, arbitration, and other proceedings involving competition and antitrust, intellectual property, privacy, data security, consumer protection, regulatory compliance, securities, tax, labor and employment, commercial disputes, money transmission, and other matters that could adversely affect our business operations and financial condition. The outcome of any legal or administrative proceedings, regardless of its merits, is inherently uncertain. Regardless of the merits, pending or future legal or administrative proceedings could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties to protect our rights. If we do not prevail in litigation, we could incur substantial liabilities. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. In addition, we expect the costs of insurance to increase generally over time, which may have an impact on our financial results. A claim brought against us that is uninsured or under insured could result in unanticipated costs. We may also determine in certain instances that a settlement may be a more cost-effective and efficient resolution for a dispute.
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
If we cannot maintain our company culture as we grow, our success and our business may be harmed.
We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Inorganic growth through mergers and acquisitions may pose significant challenges to assimilating the company cultures of acquired companies. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be adversely affected.

Interruptions or delays in the services provided by critical data centers or internet service providers could impair the delivery of our platform and our business could suffer.
We host our platform using third-party cloud infrastructure services, including two facilities located on the west coast of the United States. All of our services utilize resources operated by us through third-party providers including Amazon Web Services (“AWS”), a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS and other third-party providers that we use. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by such providers by maintaining their respective configuration, architecture, and interconnection specifications, as well as the information stored in these data centers and which third-party internet service providers transmit. We have from time-to-time in the past experienced service disruptions, and we cannot assure you that we will not experience interruptions or delays in our service in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize multiple data storage locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, hurricane, cyber-attacks, data security breaches or other similar incidents, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, and other similar events beyond our control could negatively affect our platform, including any disruptions in light of increased usage during the COVID-19 pandemic. In the event that AWS’ or any other third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate our platform may be impaired and data may be compromised. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct, all of which could lead to data theft or misappropriation. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.
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
We have in the past, and we may in the future, seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, address additional customer needs, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in January 2023, we completed the acquisition of Rewire. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we have limited experience in acquiring other businesses, and we may not successfully identify desirable acquisition targets, identify key risks during the due diligence phase, or, if we acquire additional businesses, we may not be able to integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, as well as unfavorable accounting treatment and exposure to claims and disputes by third parties, including intellectual property claims. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. In addition, if an acquired business fails to meet our expectations, our business, operating results, and financial condition may suffer.
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
We are a holding company with subsidiaries in the United States, Canada, the United Kingdom, Ireland, Poland, Australia, Nicaragua and Singapore, all of which are directly or indirectly wholly owned. Managing the regulatory compliance activities for each of these many subsidiaries is a complicated task, and we expend significant resources in doing so. We cannot guarantee that we will be able to successfully navigate the challenging and changing legal and regulatory landscapes. If any of the regulatory environments applicable to our subsidiaries change materially, and we fail to adapt to such change, our business and financial results may be harmed.
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
•compliance with international laws and regulations, including privacy and data security frameworks similar to the GDPR;
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
•the uncertainty of protection for IP Rights in some countries and practical difficulties of obtaining, maintaining, protecting, defending and enforcing IP Rights abroad; and
•other costs of doing business internationally.

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
Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition, results of operations, and cash flows.
Since a substantial portion of our send volume is exposed to the U.S. dollar, any deterioration in the value of the U.S. dollar, including as a result of macroeconomics factors, including inflation, could have a material impact on our business. In addition, a substantial portion of our revenue is generated in currencies other than the U.S. dollar, a significant portion of which occurs in Canada and Europe. As a result, we are subject to risks associated with changes in the value of our revenues and net monetary assets denominated in foreign currencies. For example, a considerable portion of our revenue is generated in the euro. In an environment of a rising U.S. dollar relative to the euro, the value of our euro-denominated revenue, operating income and net monetary assets would be reduced when translated into U.S. dollars for inclusion in our financial statements. Some of these adverse financial effects may be partially mitigated by our efforts to offset these financial impacts through natural hedging of our assets and liabilities held in foreign currencies . In an environment of a declining U.S. dollar relative to the euro, some of the translation benefits on our reported financial results could be limited by the impact of foreign currency hedging activities.
We are also subject to changes in the value of other foreign currencies. For instance, we have seen increased money transfer volume if the U.S. dollar strengthens against certain currencies, especially the Indian rupee, the Mexican peso, or the Philippine peso. Conversely, we have seen decreased money transfer volume if the U.S. dollar weakens against those currencies. We are also exposed to risks relating to fluctuations in currency exchange rates between the date on which a customer initiates a cross-border remittance payment and the date that the remittance recipient receive the funds through our disbursement partners because the foreign exchange rate quoted to the customer is not adjusted for changes between the initiation date and the settlement date. In addition, our international subsidiary financial statements are denominated in and operated in currencies outside of the U.S. dollar. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. As a result, it could be more difficult to detect underlying trends in our business and operating results.
A substantial portion of our revenue is generated outside the United States. We utilize a variety of planning and financial strategies to help ensure that our worldwide cash is available where needed, including decisions related to the amounts, timing, and manner by which cash is repatriated or otherwise made available from our international subsidiaries. Changes in the amounts, timing, and manner by which cash is repatriated (or deemed repatriated) or otherwise made available from our international subsidiaries, including changes arising from new legal or tax rules, disagreements with legal or tax authorities concerning existing rules that are ultimately resolved in their favor, or changes in our operations or business, could result in material adverse effects on our financial condition, results of operations, and cash flows including our ability to pay future dividends or make share repurchases.
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
Money transfers and payments to, from, within, or between countries may be limited or prohibited by law. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries or to recoup funds that have been advanced to international agents or are held by our subsidiaries, and as a result could adversely affect our business, financial condition, results of operations, and cash flows. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

A substantial amount of our revenue is derived from remittances to Mexico, India, and the Philippines and our business could be significantly affected by any adverse changes in these regions.
Historically, our revenue has been substantially derived from remittances to Mexico, India, and the Philippines. Remittances sent to these three countries represented approximately 65%, 70%, and 75% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Because these countries account for a substantial portion of our revenue, our business is exposed to adverse regulatory and competitive changes, economic conditions and changes in political conditions in each of these countries. Moreover, due to the concentration of our revenue in these geographies, our business is less diversified and, accordingly, is subject to greater regional risks than some of our competitors.
Financial Risks
We may fail to maintain an effective system of internal controls over financial reporting and may not be able to accurately and timely report our financial results.
As of the date of this Annual Report on Form 10-K, we have remediated the three previously identified material weaknesses, as described within Part II Item 9A of this Annual Report on Form 10-K.
We cannot assure you that the measures that we have taken, and that we will take, will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses. If we fail to remediate any material weaknesses or otherwise fail to establish and maintain effective internal controls, our ability to accurately and timely report our financial results could be adversely affected and may result in a restatement of our annual or interim financial statements, which could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.
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
Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. In particular, we expect our revenue mix to vary from period to period, especially if our newly introduced products grow to represent a larger portion of our revenue. Shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. Further, our results of operations could be affected by changes in revenue mix and costs, together with numerous other factors, including:
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

•changes in customer preference for mobile-first services as a result of cyber-attacks, data security breaches or other similar incidents in the industry or privacy concerns, or other security or reliability concerns regarding our services;
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
•cyber-attacks, data security breaches, technical difficulties, interruptions or other similar incidents with respect to the delivery and use of our platform which may result in data theft and/or misappropriation;
•the adoption or retention of more entrenched or rival services in the international markets where we compete;
•our ability to control costs, including our operating expenses;
•the amount and timing of payment for operating expenses, particularly technology and development and marketing expenses;
•the amount and timing of noncash expenses, including stock-based compensation expense, depreciation and amortization, and other noncash charges;
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
Any of these and other factors, or the cumulative effect of some of these factors, may cause our operating results to vary significantly. As a result, our past results may not be indicative of our future performance. In addition, if our quarterly operating results fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
Furthermore, our cash flows may be affected by the day of the week on which each quarter ends which may affect our quarterly operating results. There can be a delay between when we release funds for disbursement and when we receive customer funds from our payment processors. For example, if a quarter closes on a Saturday, our cash flow statements will show a decreased cash balance because we will have wired out funds on Friday which will be available for disbursement on Saturday, Sunday and Monday but we may not receive customer funds from our payment processors until Monday. In addition, due to time zone differences, an additional day’s worth of funding is required for disbursements to certain markets. As a result, period-to-period comparisons of our statements of cash flows may not be meaningful, and you should not rely on them as an indication of our liquidity or capital resources.
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
As a multinational organization, operating in multiple jurisdictions we may be subject to increasingly complex tax laws and taxation in several jurisdictions, the application of which can be uncertain. The amount of taxes we are required to pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws, potential disputes around transfer prices implemented and precedents, which could have a material adverse effect on our business. Such material adverse effect may include the value of any tax loss carryforwards, tax credits recorded on our balance sheet, indirect tax accrual estimates, the amount of our cash flow, our liquidity, financial condition and results of operations.
Many of the jurisdictions in which we conduct business have detailed transfer pricing rules or may comply with the Organization for Economic Cooperation and Development guidelines, which require contemporaneous documentation establishing that all transactions with non-resident related parties be priced using arm’s length pricing principles. Tax authorities in these jurisdictions could challenge our related party transfer pricing policies and, consequently, the tax treatment of corresponding expenses and income. If any tax authority were to be successful in challenging our transfer pricing policies, we may be liable for additional corporate income tax, withholding tax, indirect tax and penalties and interest related thereto, which may have a significant impact on our results of operations and financial condition.
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
We believe that our cash, cash equivalents, and funds available our revolving credit facility will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, since inception through December 31, 2022 and December 31, 2021, the Company has incurred losses from operations, negative cash flows from operations, and had an accumulated deficit of $373.5 million and of $259.4 million, respectively, and has been dependent on equity and debt financing to fund operations. As such, we may require additional capital to respond to business opportunities (including increasing the number of customers acquired or acquisitions), capital needed during high volume sending periods, new capital requirements introduced or required by our regulators and payment processors, challenges, or unforeseen circumstances and may determine to engage in equity or debt financings for other reasons.
We have a $250.0 million revolving credit facility with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent (the “New Revolving Credit Facility”, as defined in Note 6. Debt in the Notes to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). We may incur additional indebtedness in the future. We expect to rely on the New Revolving Credit Facility to finance a substantial portion of the capital requirements and obligations we are subject to in connection with our remittance business. Additionally, certain borrowings under the New Revolving Credit Facility are subject to variable interest rates. If the interest rate on New Revolving Credit Facility or any alternative financing were to increase, our operating results could be harmed, particularly because we rely on drawings under our line of credit to satisfy regulatory compliance requirements with respect to maintaining sufficient capital. The credit agreement governing our New Revolving Credit Facility contains conditions to borrowing and significant restrictive covenants; any failure to satisfy these conditions to borrowing or covenants could result in us being unable to borrow additional amounts under the New Revolving Credit Facility or having to repay outstanding amounts, and could limit our ability to execute on our business or growth strategies. If we were unable to refinance the New Revolving Credit Facility or enter into an alternative facility on similar terms, we may be unable to meet regulatory compliance requirements with respect to maintaining sufficient capital. Additionally, the restrictive covenants impose significant operating and financial restrictions that may impact our ability to engage in certain transactions or make investments that could be in our long-term best interests. The restrictive covenants also require us to comply with financial maintenance covenants in certain circumstances; our ability to satisfy these covenants can be affected by events beyond our control and we cannot assure you that we will be able to comply. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plans and operations.
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
Changes in our effective tax rate or tax liability may adversely affect our operating results.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various U.S. and international jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;
•changes in tax laws, tax treaties, and regulations or the interpretations of them, including the 2017 Tax Act as modified by the CARES Act;

•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environment in which we do business; and
•the outcome of current and future tax audits, examinations, or administrative appeals.
Any of these developments could adversely affect our operating results.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results, in the section titled “Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, share-based compensation, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
We track certain business metrics with internal tools and do not independently verify such metrics. Certain of our business metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain business metrics, including active customers, send volume and Adjusted EBITDA, which are not independently verified by any third party and are not measured according to GAAP. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our business metrics are not accurate representations of our business performance or customer base; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the business metrics that we track, including metrics that we report, and any new business metrics will also be subject to the foregoing limitations and risks.
General Risks
Our customers and business operations are exposed to macroeconomic conditions and geopolitical forces in developing regions and regions that account for a significant amount of our send volume, which exposes us to risk of loss.
The majority of our total revenue is currently derived from remittances being sent from the United States, Canada, and other countries in Europe to India, Mexico, and the Philippines and other locations in Latin America, Africa and Asia. In particular, a substantial portion of our send volume is derived from remittances being sent to India, Mexico, and the Philippines. As a result, any macroeconomic trends and conditions (including a continued rise in inflation) or geopolitical trends that disrupt these regions or alter their immigration patterns, economic conditions or cultural norms could have an impact on the demand for our services or our ability to provide such services. Any economic or political instability, civil unrest, natural disasters, public health crises, or other similar circumstances affecting these regions could have a disproportionately harmful impact on our business, financial position, and operating results.
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
Our business is subject to the risks of earthquakes, fires, floods, public health crises, pandemics, and other natural catastrophic events, and to interruption by man-made problems such as cyber-attacks, data security breaches or other similar incidents, internal or third-party system failures, political unrest, market or currency disruptions, and terrorism, which could result in system and process failures and interruptions which could harm our business.
Our corporate headquarters is located in Seattle, Washington and our cloud services providers and data centers are also largely located in the western United States. The west coast of the United States contains active earthquake zones. Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, public health crises, cyber-attacks, data security breaches or other similar incidents, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers), and similar events or disruptions. As we rely heavily on our servers, computer and communications systems, and the internet to conduct our business and provide high-quality customer service, disruptions in these systems could harm our ability to operate our business, impede our employees’ ability to conduct business activities whether at our facilities or from a remote location, and cause lengthy delays, which could harm our business, financial condition, and operating results. An outage at any one facility could result in our system being unavailable for a significant period of time. We have disaster recovery programs in place, but these may also fail, prolonging the period of time during which our system and products may not be available.
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
The insurance we maintain may be insufficient to cover our losses resulting from any such incidents or events, and any such incidents or events may result in loss of, or increased costs of, such insurance.
For additional information regarding risks associated with cyber-attacks, data security breaches and other similar incidents, see “—Cyber-attacks, data security breaches or other similar incidents could result in serious harm to our business, reputation and financial condition.”
The continuing effects of the COVID-19 pandemic could materially and adversely affect our business, financial condition, and results of operations.
The ultimate extent to which the COVID-19 pandemic impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, difficult to predict, and subject to change, including, but not limited to, the duration, scope, severity, proliferation of variants and increase in the transmissibility of the virus, its impact on the global economy, actions taken to contain or limit the impact of COVID-19, such as the availability of an effective vaccine or treatment, geographic variation in how countries and states are handling the pandemic, and how quickly and to what extent normal economic and operating conditions may potentially resume.
The COVID-19 pandemic has adversely impacted the operations of our customers, suppliers, vendors and other business partners, and may adversely impact our results of operations in the future. Cross-border and domestic commerce may be adversely impacted by measures taken by government authorities and businesses globally to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock-down orders, mask and social distancing requirements, and business limitations and shutdowns. To the extent that such mitigation measures remain in place or are reinstated for significant periods of time, they may adversely affect our business, financial condition, and results of operations. Actions that we have taken or may take in the future intended to assist customers impacted by COVID-19 may negatively impact our results of operations. In particular, we have experienced and may continue to experience adverse financial impacts from a number of operational factors, including, but not limited to: increased cybersecurity and payment fraud risk; increased volume of customer requests for support; increased regulatory requests and requirements; challenges to the availability and reliability of our products and services; and supply chain disruptions impacting our business.
The significant increase in the number of our employees who are working remotely as a result of the pandemic, and an extended period of remote work arrangements and subsequent reintroduction into the workplace could introduce operational risk, increase cybersecurity risk, strain our business continuity plans, negatively impact productivity, and give rise to claims by employees or otherwise adversely affect our business. Additionally, COVID-19 could require new or modified processes, procedures, and controls to respond to changes in our business environment. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities.
The impacts of COVID-19, individually or collectively, could have a material adverse impact on our business, financial condition, and results of operations and have the effect of heightening or exacerbating many of the other risks described in this “Risk Factors” section.

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
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly compared to when we were a private company.
Increased scrutiny from regulators, investors and other stakeholders regarding our environmental, social, governance or sustainability responsibilities, strategy and related disclosures could result in additional costs or risks and adversely impact our reputation, employee retention, and willingness of consumers and merchants to do business with us.
Regulators, investor advocacy groups, certain institutional investors, investment funds, stockholders, consumers and other market participants have focused increasingly on the environmental, social and governance (“ESG”) or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. We may incur additional costs and require additional resources as we evolve our ESG strategy, practices and related disclosures. If our ESG strategy, practices and related disclosures, including the impact of our business on climate change, do not meet (or are viewed as not meeting) regulator, investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted.
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
Based upon the information available to us about our shares outstanding as of December 31, 2022, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own a substantial percentage of our outstanding common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
There were 39,354,623 shares of common stock issuable upon the exercise of options or the settlement of RSUs outstanding as of December 31, 2022. We registered all of the shares of common stock issuable upon exercise of outstanding options, RSUs, or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs are settled, subject to the lock-up agreements described above and compliance with applicable securities laws. Furthermore, we also provide eligible employees with the opportunity to purchase shares of our common stock at a discounted price per share through our ESPP.
There were a total of 173,250,865 shares of our common stock outstanding as of December 31, 2022. All shares of our common stock are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act. Further, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of common stock or to include such shares in registration statements that we may file for us or other stockholders. Sales of our shares pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.
We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
As of December 31, 2022, we occupied facilities in various countries. Substantially all these facilities were leased. Our corporate headquarters are located in Seattle, Washington, where we occupy facilities totaling approximately 48,412 square feet under a lease that expires in June 2025. Other significant leased properties include facilities in Nicaragua, the United Kingdom, the Philippines, Poland, Ireland, and Singapore. We use these facilities for administration, finance, legal, human resources, IT, marketing software engineering, and customer success.

We maintain other leased facilities throughout the world. We intend to procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
Item 3. Legal Proceedings
From time to time, we may be subject to legal or regulatory proceedings and claims in the ordinary course of business, including intellectual property, privacy, data security, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal or regulatory proceedings that we believe to be material to our business or financial condition. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on the NASDAQ under the symbol “RELY” on September 23, 2021. Prior to that date, there was no public trading market for our common stock. As of February 24, 2023, there were 34 stockholders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following data and graph show a comparison of the cumulative total shareholder return for our common stock, the Russell 2000 Growth Index and the KBW NASDAQ Financial Technology Index from September 23, 2021 through December 31, 2022. This data assumes simultaneous investments of $100 on September 23, 2021 and reinvestment of any dividends. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company Index	9/23/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Remitly Global, Inc.	$100.00	$75.75	$42.56	$20.37	$15.81	$22.95	$23.63
Russell 2000 Growth Index	$100.00	$95.97	$95.87	$83.65	$67.44	$67.48	$70.11
KBW Financial Technology Index	$100.00	$97.70	$97.25	$87.25	$67.05	$64.38	$66.19

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
All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-259167), which was declared effective by the SEC on September 22, 2021. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 24, 2021 pursuant to Rule 424(b) under the Securities Act. The managing underwriters of our IPO were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, in connection with the issuance and sale of the securities registered.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and our audited Consolidated Financial Statements and the related notes. You should read the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The forward-looking statements in this Form 10-K represent our views as of the date of this Form 10-K. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.
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
Our Revenue Model
For our remittance business, which represents substantially all of our revenue today, we generate revenue from transaction fees charged to customers and foreign exchange spreads applied to the amount the customer is sending.
Transaction fees vary based on the corridor, the currency in which funds are delivered to the recipient, the funding method a customer chooses (e.g., ACH, credit card, debit card, etc.), the disbursement method a customer chooses (e.g., bank deposit, mobile wallet, cash pick-up, etc.), and the amount the customer is sending.
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
Active Customers
Active customers, measured as of the three months ended December 31, 2022, 2021, and 2020 were as follows:

	December 31,
(in thousands)	2022	2021	2020
Active customers	4,188	2,836	1,891
We believe that the number of our active customers is an important indicator of customer engagement and the overall growth of our business.
Active customers increased to approximately 4.2 million, or 48% growth, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. This increase was primarily due to an increase in new customers, driven by investments in our mobile platform and efficient marketing spend, our focus on customer experience, expansion of our global disbursement network, and the continued diversification across both send and receive countries. While we continue to see strong results in our largest existing receive countries, our successful diversification of our corridor portfolio across both send and receive countries has contributed to new customer growth. In addition, while not a primary driver of results, we believe the strength in our primary send currencies relative to receive market currencies contributed to new customer acquisition in certain markets during the period.

Send Volume

	Year Ended December 31,
(in millions)	2022	2021	2020
Send volume	$28,631	$20,448	$12,055
We measure send volume to assess the scale of remittances sent using our platform. Our customers mostly send from the United States, Canada, and other countries in Europe. Our customers and their recipients are located in over 170 countries and territories across the globe; the largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased $8.2 billion, or 40%, to over $28.6 billion for the year ended December 31, 2022, compared to $20.4 billion for the year ended December 31, 2021, driven by the increase in active customers.
Key Factors Affecting Our Performance
Customer Retention and High Customer Engagement
Our send volume is primarily driven by existing customers who regularly use our remittance product to send money home. We believe our mobile-first products and superior customer experience encourage high retention and repeat usage, which are significant though not the only drivers of our performance.
We measure active customers to monitor the growth and performance of our customer base. The majority of our active customers send money for recurring, non-discretionary needs multiple times per month, providing a reoccurring revenue stream with high visibility and predictability.
Attracting New Customers
Our continued ability to attract new customers to our platform is a key driver for our long-term growth. We continue to expand our customer base by launching new send and receive corridors, by continuing to innovate on existing and new products, and by providing the most trusted financial services for immigrants. We plan to continue to acquire new customers through digital marketing channels and word-of-mouth referrals from existing customers and by exploring new customer acquisition channels. Given the nature of our business, new customer acquisition may negatively impact net loss and Adjusted EBITDA in the initial period, while positively impacting net loss and Adjusted EBITDA in subsequent periods.
Customer Acquisition
Efficiently acquiring customers is critical to our growth and maintaining attractive customer economics, which is impacted by online marketing competition, our ability to effectively target the right demographic, and competitor pricing. We have a history of successfully monitoring customer acquisitions costs and will continue to be strategic and disciplined toward customer acquisition. For example, for performance marketing, we set rigorous customer acquisition targets that we continuously monitor to ensure a high return on investment over the long term, and we can increase or decrease this investment as desired. Customer acquisition costs refer to direct marketing expenses deployed to acquire new customers and primarily includes digital advertising costs. As we look ahead, we remain focused on driving efficiencies across the marketing funnel.
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
Seasonality
Our operating results and metrics are subject to seasonality, which may result in fluctuations in our quarterly revenues and operating results. For example, active customers and send volume generally peak as customers send gifts for regional and global holidays including, most notably, in the fourth quarter around the Christmas holiday. This seasonality typically drives higher fourth quarter customer acquisition, which generally results in higher fourth quarter marketing costs and transaction losses. It also results in higher transactions and transaction expenses, along with higher working capital needs. Other periods of favorable seasonality include Ramadan/Eid, Lunar New Year/Tết and Mother's Day, although the impact is generally lower than the seasonality we see in the fourth quarter. Conversely, we typically observe lower customer acquisition and existing customer activity through most of the first quarter, especially in regions that experience favorable seasonality in the fourth quarter. The number of business days in a quarter and the day of week that the last day of the quarter falls on may also introduce variability in our results, working capital balances, or cash flows period over period.

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
Management of Risk and Fraud
We manage fraud (e.g., through identity theft) and other illegitimate activity (e.g., money laundering) by utilizing our proprietary risk models which include machine learning processes, early warning systems, bespoke rules, and manual investigation processes. Our models and processes enable us to identify and address complex and evolving risks in these unwanted activities, while maintaining a differentiated customer experience. In addition, we integrate historical fraud loss data and other transaction data into our risk models which helps us identify emerging patterns and quantify fraud and compliance risks across all aspects of our customer interactions. These models and processes allow us to achieve and maintain fraud loss rates within desired guardrails, as well as tailor our risk models to target other illegitimate activity.
Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including inflation, currency fluctuations, immigration, trade and regulatory policies, the conflict in Ukraine, unemployment, potential recession, and the rate of digital remittance adoption impact demand for our services and the options that we can offer. These factors evolve over time and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, and changes to digital adoption trends may shift the timing and volume of transactions, or the number of customers using our service. In addition, foreign currency movements do impact our business in numerous ways. For example, as the U.S. dollar strengthens, we see customers in certain markets taking advantage of the ability to get more local currency to their families and friends. We also believe the strength of the U.S. dollar and the strength in other developed market currencies versus emerging market currencies make it easier to acquire new customers in certain markets. Conversely, expansion of our international business can negatively impact our consolidated results when these currencies weaken against the U.S. dollar. As we grow we are becoming more diversified across geographies and currencies which can help mitigate some localized geopolitical risks and macroeconomic trends. As foreign currency can have a significant impact on our business, we strive to maintain a diversified cash balance portfolio and frequently assess for foreign currency cash concentrations. See Note 2 in the Notes to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a more comprehensive description of current business concentrations.
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
Costs and expenses
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses and fees paid to payment processors for funding transactions. Transaction expenses also include credit losses, chargebacks, fraud prevention, fraud management tools and compliance tools. Over the long term we expect to continue to benefit from increasing scale, although we expect some variability in transaction expense from quarter to quarter.
Reserve for Transaction Losses
The Company is exposed to transaction losses, including chargebacks, unauthorized credit card use, fraud associated with customer transactions and other non-fraud-related losses. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. The provision for transaction losses is included as a component of ‘Transaction expenses’ within the Consolidated Statements of Operations.
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
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development and maintenance of both new and existing products and services, including salaries, benefits and stock-based compensation expense and legal fees. Technology and development expenses also include professional services fees and costs for software subscription services dedicated for use by the Company’s technology and development teams, as well as other company wide technology tools. Technology and development expenses also include product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs do not qualify for capitalization.
We believe delivering new functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments to expand our solutions in order to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our technology and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of total revenue from period to period as we invest in and expand our technology and development team to develop new solutions and enhancements to existing solutions.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for the Company’s finance, legal, corporate and business development, human resources, facilities, administrative personnel, and other leadership functions, including salaries, benefits and stock-based compensation expense. General and administrative expenses also include professional services fees, software subscriptions, facilities, indirect taxes, and other corporate expenses, including acquisition and integration expenses. Such expenses primarily include external legal, accounting, valuation, and due diligence costs, as well as advisory and other professional services fees necessary to integrate acquired businesses.
We have incurred and expect to continue to incur expenses as a direct result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We have also invested in additional headcount to support both public company costs and to support our growth initiatives.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We maintain a full valuation allowance for U.S. deferred tax assets, which includes net operating loss carryforwards. We expect to maintain this full valuation allowance in the U.S. for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses.

Results of Operations
Comparison of the years ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Revenue	$653,560	$458,605	$194,955	43%
Revenue increased $195.0 million, or 43%, to $653.6 million for the year ended December 31, 2022, compared to $458.6 million for the year ended December 31, 2021. This increase was primarily driven by growth in send volume, which increased $8.2 billion, or 40%, to over $28.6 billion for the year ended December 31, 2022, compared to $20.4 billion for the year ended December 31, 2021, reflecting a 48% increase in active customers year over year and continued strength in the retention of existing customers.
While not a primary driver of results, foreign currency movements, particularly the recent strength in the U.S. dollar, impacted our business in the year ended December 31, 2022. For example, we saw customers taking advantage of the ability to get more local currency to their families and friends. The strength in our primary send currencies relative to receive market currencies was also a benefit to new customer acquisition and retention in certain markets. We also saw strong revenue growth in international send countries outside of North America as our business continues to scale, contributing to greater diversification of our revenue globally. This increase in global revenue growth was partially offset by foreign currency translation related to our international revenue, and currencies such as the British Pound and Euro weakened against the U.S. dollar. For further information about our revenue by major geography, see Note 3. Revenue in the Notes to the Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.
Transaction Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Transaction expenses	$258,827	$191,606	$67,221	35%
Percentage of total revenue	40%	42%
Transaction expenses increased $67.2 million, or 35%, to $258.8 million for the year ended December 31, 2022, compared to $191.6 million, for the year ended December 31, 2021. The increase was primarily due to a $49.4 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, a $13.9 million increase in fraud and other losses largely driven by growth in new customers and send volume, and a $3.9 million increase in other transaction expenses, primarily related to software and tools that support our compliance and risk operations.
As a percentage of revenue, transaction expenses decreased to 40% for the year ended December 31, 2022, from 42% for the year ended December 31, 2021, primarily due to better economics with partners as we are able to drive better terms with our payment and disbursement partners as a result of increasing scale.
Customer Support and Operations Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Customer support and operations	$68,106	$45,525	$22,581	50%
Percentage of total revenue	10%	10%
Customer support and operations expenses increased $22.6 million, or 50%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by an $8.7 million increase in internal personnel costs at our sites in the Philippines, Nicaragua, and Ireland that support customer operations, an $8.7 million increase in third party customer support costs, a $3.9 million increase in software and telephony costs as we supported more active customers, and $1.3 million increase in other operating expenses.
As a percentage of revenue, customer support and operations expenses remained flat at 10% for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Marketing Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Marketing	$170,970	$120,906	$50,064	41%
Percentage of total revenue	26%	26%
Marketing expenses increased $50.1 million, or 41%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, due primarily to an increase of $34.2 million in direct marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $12.4 million, driven by a 29% increase in marketing headcount compared to the same period in 2021, and inclusive of an $8.2 million increase in stock-based compensation expense. The increase in marketing expenses was also driven by a $2.2 million increase in other indirect marketing, a $0.5 million increase in professional fees, $0.5 million increase in software costs, and a $0.4 million increase in employee-related expenses, partially offset by a $0.1 million decrease in other operating expenses.
As a percentage of revenue, marketing expenses remained flat at 26% for the year ended December 31, 2022 and 2021.
Technology and Development Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Technology and development	$138,719	$64,093	$74,626	116%
Percentage of total revenue	21%	14%
Technology and development expenses increased $74.6 million, or 116%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was driven by $64.4 million in personnel-related expenses resulting from a 45% increase in headcount compared to the same period in 2021 undertaken as part of our continued investment in our technology platform and included a $39.5 million increase in stock-based compensation expense. The increase in technology and development expense was also driven by a $6.7 million increase in software costs for cloud services to support incremental transaction volume, a $1.4 million increase in employee-related expenses, a $1.4 million increase in professional fees, and a $0.7 million increase in facilities costs.
As a percentage of revenue, technology and development expenses increased to 21% for the year ended December 31, 2022, from 14% for the year ended December 31, 2021, driven by an increase in stock-based compensation expense and headcount due to hiring additional personnel and contractors who are directly engaged in developing our platform and providing technology support and security.
General and Administrative Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
General and administrative	$131,250	$70,941	$60,309	85%
Percentage of total revenue	20%	15%
General and administrative expenses increased $60.3 million, or 85%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase was primarily driven by a $46.8 million increase in personnel-related costs due to a 61% increase in general and administrative headcount compared to the same period in 2021 and inclusive of a $29.9 million increase in stock-based compensation expense. Contributing to the increase in general and administrative expenses were $3.5 million of legal, accounting, and diligence acquisition and integration expenses, primarily driven by the acquisition of Rewire, $7.6 million in professional fees, $3.8 million in corporate costs, $2.6 million in employee-related costs, $2.6 million in facilities costs, and $1.0 million in software, partially offset by a $4.7 million decrease in charitable contributions, a $2.7 million decrease in indirect taxes, and a $0.2 million decrease in other operating expenses. The increase in headcount and professional, regulatory, and corporate fees has been to support the growth of the business and ongoing public company costs, including incremental D&O insurance required as a public company.
As a percentage of revenue, general and administrative expenses increased to 20% for the year ended December 31, 2022, from 15% for the year ended December 31, 2021, due to an increase in headcount, stock-based compensation, and ongoing public company costs.

Depreciation and Amortization

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Depreciation and Amortization	$6,724	$5,256	$1,468	28%
Percentage of revenue	1%	1%
Depreciation and amortization increased $1.5 million, or 28%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase is primarily due to an increase in depreciation for internally developed software, computers, and leasehold improvements and the amortization of intangible assets.
Interest Income

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Interest income	$4,149	$140	$4,009	2864%
Interest income increased by $4.0 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021 due to an increase in yield on interest bearing accounts driven by the increase in the U.S. Federal interest rate.
Interest Expense

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Interest expense	$(1,302)	$(1,256)	$(46)	4%
Interest expense decreased by an immaterial amount for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Other income, net

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Other income, net	$5,213	$3,125	$2,088	67%
Other income, net, increased $2.1 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to unrealized gains on foreign exchange remeasurements related to transactions associated with high-volume balance sheet amounts.
Provision for Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Provision for income taxes	$1,043	$1,043	$—	—%
The provision for income taxes was flat for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Comparison of the years ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Revenue	$458,605	$256,956	$201,649	78%
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
Depreciation and Amortization

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Depreciation and Amortization	$5,256	$4,060	$1,196	29%
Percentage of revenue	1%	2%
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

Interest Expense

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Interest expense	$(1,256)	$(1,189)	$(67)	6%
Interest expense decreased by an immaterial amount for the year ended December 31, 2021, as compared to the year ended December 31, 2020.
Other Income (Expense), Net

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Other income (expense), net	$3,125	$(1,302)	$4,427	nm*
*not meaningful
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
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net loss. Adjusted EBITDA is calculated as net loss adjusted by (i) interest expense, net; (ii) provision for income taxes; (iii) noncash charge of depreciation and amortization; (iv) gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment, (vi) noncash stock-based compensation expense, net; and (vii) certain transaction and integration costs associated with acquisitions.
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
The following table sets forth a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(114,019)	$(38,756)	$(32,564)
Add:
Interest expense, net	(2,847)	1,116	916
Provision for income taxes	1,043	1,043	1,163
Depreciation and amortization expenses	6,724	5,256	4,060
Foreign exchange (gain) loss	(5,261)	(3,125)	1,302
Donation of common stock	1,972	6,933	—
Stock-based compensation expense, net	95,293	17,016	5,264
Transaction costs	3,462	—	—
Adjusted EBITDA	$(13,633)	$(10,517)	$(19,859)
Adjusted EBITDA declined to $(13.6) million for the year ended December 31, 2022, compared to $(10.5) million for the year ended December 31, 2021. Although we have continued to experience revenue growth, this has been offset by higher customer support costs, continued investments in customer acquisition and our technology platform, and other general and administrative expenses to support growth initiatives and operate as a public company.
As a percentage of revenue, Adjusted EBITDA remained flat at (2)% for the year ended December 31, 2022 and the year ended December 31, 2021.
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
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of December 31, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $300.6 million and $403.3 million, respectively, as well as funds available under the New Revolving Credit Facility. We have historically financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads and sales of our redeemable convertible preferred stock. Since September 2021, we have primarily financed our operating growth and capital expenditures through the proceeds from our IPO and concurrent private placement. In addition, in September 2021, we entered into our $250.0 million New Revolving Credit Facility; however, we have not yet borrowed against this credit facility, given the cash we have on hand to fund operations, other than utilizing the letter of credit sub-facility, on an as needed basis. As of December 31, 2022, we have unused borrowing capacity of $227.7 million.
We believe that our cash, cash equivalents, and funds available under the New Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. Our material cash requirements include funds to support current and potential operating activities, capital expenditures, and other commitments, and could include other uses of cash, such as strategic investments. In addition, on January 5, 2023, we acquired 100% of the outstanding equity interests of Rewire (as defined herein) for approximately $77.0 million which includes the fair value of cash and equity issued, or to be issued, to selling shareholders. Approximately $12.0 million of these proceeds were held back at closing for any potential indemnity claims, which will be released after a 15-month holdback period, subject to any deductions, the majority of which will be settled in cash, subject to any deductions. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new corridors, and the timing of introductions of new products and enhancements of existing products. Furthermore, certain jurisdictions where we operate require us to hold eligible liquid assets, based on regulatory or legal requirements, equal to the aggregate amount of all customer balances. In addition, as discussed elsewhere in this Annual Report on Form 10-K, we expect that our operating expenses may continue to increase to support the continued growth of our business, including increased investments in our technology to support product improvements, new product development, and geographic expansion, as well as ongoing operating costs as a public company. We also routinely enter into marketing and advertising contracts, as well as software and other service arrangements, that can include minimum purchase quantities, requiring us to utilize cash on hand to fulfill these amounts. Refer to “Contractual Obligations and Commitments” discussed further below.

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
Cash Flows
The following table shows a summary of our Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$(105,140)	$(18,391)	$(114,209)
Investing activities	(7,309)	(4,534)	(4,370)
Financing activities	11,071	238,203	122,216
Operating Activities
Our main sources of operating cash are transaction fees charged to customers and foreign exchange spreads on transactions. Our primary uses of cash from operating activities have been for advertising expenses used to attract new customers, transaction expenses that include fees paid to payment processors and disbursement partners, personnel-related expenses, technology and other general corporate expenditures. Our changes in operating cash flows are heavily impacted by the timing of customer transactions and in particular, the day of the week that the year end falls on, including holidays and long weekends. For example we generally have higher prefunding amounts if the year closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction related balances period over period and can reduce our cash position at a particular point in time. These balances in our Consolidated Statement of Cash Flows include disbursement prefunding, customer funds receivable, customer liabilities, and book overdrafts and disbursement postfunding liabilities, which are included within the line item ‘Accrued expenses and other liabilities’.
For the year ended December 31, 2022, net cash used in operating activities was $105.1 million, which was primarily driven by the timing of funding customer transactions year over year, due to the current year ending on a Saturday during a holiday funding weekend, compared to the same date in prior year, which ended on a Friday. Contributing to the changes was an overall growth in our business, increasing our volume of customer related balances as compared to the prior period. Specifically, as a result of both growth and timing, we saw an increase in customer funds receivable of $126.9 million, which was the key driver for the unfavorable changes in our operating assets and liabilities of $95.5 million at the end of 2022. Also affecting the net cash used in operating activities was a net loss of $114.0 million, substantially offset by $104.4 million of noncash charges included within net loss for the period.
For the year ended December 31, 2021, net cash used in operating activities was $18.4 million, which primarily consisted of a net loss of $38.8 million, substantially offset by excluding approximately $29.7 million of noncash charges included within net loss for the period, as well as unfavorable changes in our operating assets and liabilities of $9.3 million. The main drivers for the unfavorable change in operating assets and liabilities were an increase in disbursement prefunding of $18.1 million, in line with the growth in our business and related to funding disbursement partners for expected send volume over a long holiday weekend, as well as an increase of $17.3 million in customer funds receivable, partially offset by an increase in accrued expenses and other liabilities of $26.1 million due to the timing of cash payments to vendors.
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
Net cash used in investing activities was $7.3 million for the year ended December 31, 2022, primarily related to purchases of property and equipment to support the increase in headcount, capitalization of internal-use software costs, and the acquisition of a business.
Net cash used in investing activities was $4.5 million for the year ended December 31, 2021 and $4.4 million for the year ended December 31, 2020, primarily related to purchases of property and equipment to support the increase in headcount, and capitalization of internal-use software costs.

Financing Activities
Cash provided by financing activities consists primarily of proceeds from the exercise of stock options, offset by repayments of our revolving credit facility borrowings, payment of debt issuance costs, and other long-term debt. Cash provided by financing activities also historically consisted of proceeds from our IPO and concurrent private placement, as well as previous issuances of redeemable convertible preferred stock.
Net cash provided by financing activities for the year ended December 31, 2022 of $11.1 million was primarily driven by proceeds from the exercise of stock options of $11.6 million, partially offset by payment of long-term debt acquired as part of an acquisition of $0.4 million.
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
Contractual Obligations and Commitments
Our principal commitments consist of standby letters of credits, long-term leases, and other purchase commitments entered into in the normal course of business. In addition, we routinely enter into marketing and advertising contracts, as well as software or other service arrangements, that contractually obligate us to purchase services in the near term, including minimum service quantities, unless we give notice of cancellation based on the applicable terms of the agreements. Most contracts are typically cancelable within a period of less than one year. As of December 31, 2022, we had approximately $8.0 million in total purchase commitments under these arrangements, of which the majority are expected to be paid within the next two years. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. In addition, we have entered into the following commitments during 2022:
•On August 15, 2022, we entered into a definitive agreement to acquire the outstanding equity interests of Rewire and on January 5, 2023, we completed this acquisition. Pursuant to the terms and conditions set forth in the agreement, and after customary adjustments for net debt, working capital, and transaction expenses, the net proceeds due to Rewire’s selling shareholders was approximately $77.0 million which includes the fair value of cash and equity issued, or to be issued, to selling shareholders. Approximately $12.0 million of these proceeds were held back at closing for any potential indemnity claims, which will be released after a 15-month holdback period, subject to any deductions, the majority of which will be settled in cash. The remaining consideration was transferred to Rewire’s selling shareholders through a combination of cash and Remitly equity.
•On May 4, 2022, the Company amended and renewed the lease for its corporate headquarters in Seattle, Washington. In addition, during 2022, the Company amended certain of its existing lease agreements to accommodate additional space needed for its workforce, as a result of the Company’s continued growth, which included entering into a new multi-year lease agreement in Ireland. These leases commenced, or will commence, in various months during 2022 and expire between 2023 and 2025. Total incremental estimated cash payments that will be made over the course of these lease agreements total approximately $10 million. These leases have been recorded in accordance with ASC 842, Leases, on the Company’s Consolidated Balance Sheets as of December 31, 2022.
For further information on our material commitments refer to Note 6. Debt , Note 14. Commitments and Contingencies and Note 16. Leases in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than 12 months, and are typically month-to-month in nature. As described in the Notes to the Consolidated Financial Statements, we elected not to record leases on our Consolidated Balance Sheets if the lease term is 12 months or less. For further information on our lease arrangements refer to Note 16. Leases in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
The Company’s Consolidated Financial Statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. The Company’s estimates are based on historical experience and on various other factors that it believes are reasonable under the circumstances. Actual results may differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
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
Revenue Recognition
Our primary source of revenue is generated from our remittance business. Our revenue is earned from transaction fees charged to customers who are sending remittances and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on the Company's currency purchases. Revenue is recognized when control of these services is transferred to our customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration we expect to be entitled to in exchange for services provided. We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, which includes the following steps:
(i)identification of the contract with a customer;
(ii)identification of the performance obligations in the contract;
(iii)determination of the transaction price;
(iv)allocation of the transaction price to the performance obligations in the contract; and
(v)recognition of revenue when, or as, we satisfy a performance obligation.
Customers engage us to perform one integrated service — collect the customer’s money and deliver funds to the intended recipient in the currency requested. Payment is generally due from the customer upfront upon initiation of a transaction, when the customer simultaneously agrees to our terms and conditions.
Revenue is derived from each transaction and varies based on the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was purchased, the disbursement method chosen by the customer, and the countries to which the funds are transferred. Our contract with customers can be terminated by the customer without a termination penalty up until the time the funds have been delivered to the intended recipient. Therefore, our contracts are defined at the transaction level and do not extend beyond the service already provided.
Our service comprises a single performance obligation to complete transactions for our customers. Using compliance and risk assessment tools, we perform a transaction risk assessment on individual transactions to determine whether a transaction should be accepted. When we accept a transaction and process the designated payment method of the customer, we become obligated to our customer to complete the payment transaction, at which time a receivable is recorded, along with a corresponding customer liability. None of our contracts contain a significant financing component.
We recognize transaction revenue on a gross basis as we are the principal for fulfilling payment transactions. As the principal to the transaction, we control the service of completing payments on our payment platform. We bear primary responsibility for the fulfillment of the payment service, are the merchant of record, contract directly with our customers, control the product specifications, and define the value proposition of our services. We are also responsible for providing customer support. Further, we have full discretion over determining the fee charged to our customers, which is independent of the cost we incur in instances where we may utilize payment processors or other financial institutions to perform services on our behalf. These fees paid to payment processors and other financial institutions are recognized as ‘Transaction expenses’ within the Consolidated Statements of Operations. We do not have any deferred contract acquisition costs.
Stock-Based Compensation
We account for stock-based compensation expense by calculating the estimated fair value of each employee and nonemployee award at the grant date or modification date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service period, which is typically the vesting period of the respective award. Forfeitures are recognized in the period in which they occur.

For restricted stock units that are granted under our equity incentive plans, we estimate the fair value of the award based on the fair market value of the Company’s common stock on the date of grant. For stock options granted under our equity incentive plans, and purchase rights issued under our employee stock purchase plan, we use the Black-Scholes option pricing model to estimate the fair value of the award at the grant date. The model utilizes the fair market value of our common stock at the measurement date and also incorporates the following assumptions to determine the fair value of the award:
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
Common Stock Valuation
Prior to the completion of our IPO, the fair values of the shares of common stock underlying our stock-based awards were determined by our board of directors, with input from management, considering numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The values of stock-based awards granted were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we used in the valuation model were based on future expectations combined with management judgment.
Application of these approaches and methodologies involved the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events, at the time of such historical grants prior to our IPO. After the completion of the IPO, the fair value of our common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the NASDAQ.
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
•While the majority of our revenue and expenses are denominated in the U.S. dollar, certain of our international operations are conducted in foreign currencies, a significant portion of which occur in Canada and Europe. Changes in the relative value of the U.S. dollar to other currencies may affect revenue and other operating results as expressed in U.S. dollars. In addition, our international subsidiary financial statements are denominated in and operated in currencies outside of the U.S. dollar. As such, the Consolidated Financial Statements will continue to remain subject to the impact of foreign currency translation, as our international business continues to grow. In periods where other currencies weaken against the U.S. dollar, this can negatively impact our consolidated results which are reported in the U.S. dollar.
As of December 31, 2022 and December 31, 2021, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net loss is generated, would have resulted in a decrease or increase to the fair value of our customer transaction related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $10.2 million and $11.6 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of transactions sent through our platform. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Remitly Global, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Remitly Global, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
As described in Note 3 to the consolidated financial statements, the Company’s consolidated revenue was $653.6 million for the year ended December 31, 2022. The Company's primary source of revenue is generated from its remittance business. Revenue is earned from transaction fees charged to customers who are sending remittances and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on the Company's currency purchases. Revenue is recognized when control of these services is transferred to the Company’s customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided. The Company’s service comprises a single performance obligation to complete transactions for the Company’s customers. The Company recognizes transaction revenue on a gross basis as it is the principal for fulfilling payment transactions.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the revenue recognition process, including controls over the completeness, accuracy and occurrence of revenue recognized. These procedures also included, among others, testing the completeness, accuracy and occurrence of revenue recognized for a sample of revenue transactions by (i) obtaining and inspecting source documents, which included customer invoices, incoming cash receipts, and cash disbursement statements, and (ii) evaluating the appropriateness of revenue recognized based on the terms of the related customer invoice.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 28, 2023
We have served as the Company's auditor since 2016.

REMITLY GLOBAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$300,635	$403,262
Disbursement prefunding	158,055	119,627
Customer funds receivable, net	191,402	67,215
Prepaid expenses and other current assets	19,327	17,448
Total current assets	669,419	607,552
Restricted cash	99	51
Property and equipment, net	11,546	9,249
Operating lease right-of-use assets	8,675	5,302
Other noncurrent assets, net	6,214	3,510
Total assets	$695,953	$625,664
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$6,794	$1,210
Customer liabilities	111,075	70,483
Accrued expenses and other current liabilities	87,752	66,683
Operating lease liabilities	3,521	3,240
Total current liabilities	209,142	141,616
Operating lease liabilities, noncurrent	5,674	2,907
Other noncurrent liabilities	1,050	813
Total liabilities	215,866	145,336
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of December 31, 2022 and 2021; 173,250,865 and 164,239,555 shares issued and outstanding, as of December 31, 2022 and 2021, respectively	17	16
Additional paid-in capital	854,276	739,503
Accumulated other comprehensive (loss) income	(743)	253
Accumulated deficit	(373,463)	(259,444)
Total stockholders’ equity	480,087	480,328
Total liabilities and stockholders’ equity	$695,953	$625,664

The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Revenue	$653,560	$458,605	$256,956
Costs and expenses
Transaction expenses(1)	258,827	191,606	110,414
Customer support and operations(1)	68,106	45,525	25,428
Marketing(1)	170,970	120,906	73,804
Technology and development(1)	138,719	64,093	40,777
General and administrative(1)	131,250	70,941	31,656
Depreciation and amortization	6,724	5,256	4,060
Total costs and expenses	774,596	498,327	286,139
Loss from operations	(121,036)	(39,722)	(29,183)
Interest income	4,149	140	273
Interest expense	(1,302)	(1,256)	(1,189)
Other income (expense), net	5,213	3,125	(1,302)
Loss before provision for income taxes	(112,976)	(37,713)	(31,401)
Provision for income taxes	1,043	1,043	1,163
Net loss attributable to common stockholders	$(114,019)	$(38,756)	$(32,564)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.68)	$(0.64)	$(1.52)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	167,774,123	60,728,748	21,459,062
__________________
(1) Exclusive of depreciation and amortization, shown separately, above

The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(114,019)	$(38,756)	$(32,564)
Other comprehensive income (loss):
Foreign currency translation adjustments	(996)	(338)	557
Comprehensive loss	$(115,015)	$(39,094)	$(32,007)
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Year Ended December 31, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	164,239,555	$16	$739,503	$253	$(259,444)	$480,328
Issuance of common stock in connection with ESPP	—	—	379,674	—	3,516	—	—	3,516
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	—	—	8,458,814	1	12,270	—	—	12,271
Donation of common stock	—	—	181,961	—	1,972	—	—	1,972
Taxes paid related to net shares settlement of equity awards	—	—	(9,139)	—	(99)	—	—	(99)
Stock-based compensation expense	—	—	—	—	97,114	—	—	97,114
Other comprehensive loss	—	—	—	—	—	(996)	—	(996)
Net loss	—	—	—	—	—	—	(114,019)	(114,019)
Balance as of December 31, 2022	—	$—	173,250,865	$17	$854,276	$(743)	$(373,463)	$480,087

	Year Ended December 31, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	127,082,605	$387,707	24,289,906	$2	$8,766	$591	$(220,688)	$(211,329)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	328,026	2,980	—	—	—	—	—	—
Repayment of non-recourse promissory note	—	—	—	—	3,060	—	—	3,060
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(127,410,631)	(390,687)	127,410,631	13	390,674	—	—	390,687
Issuance of common stock upon initial public offering and private placements, net of offering costs, underwriting discounts and commissions	—	—	7,581,395	—	305,191	—	—	305,191
Donation of common stock	—	—	181,961	—	6,933	—	—	6,933
Issuance of common stock upon exercise of warrants	—	—	254,014	—	—	—	—	—
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	—	—	4,495,889	1	7,420	—	—	7,421
Issuance of common stock	—	—	25,759	—	169	—	—	169
Stock-based compensation expense	—	—	—	—	17,290	—	—	17,290
Other comprehensive loss	—	—	—	—	—	(338)	—	(338)
Net loss	—	—	—	—	—	—	(38,756)	(38,756)
Balance as of December 31, 2021	—	$—	164,239,555	$16	$739,503	$253	$(259,444)	$480,328
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
	Year Ended December 31, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	117,788,521	$302,873	22,425,112	$2	$1,292	$34	$(188,124)	$(186,796)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	9,294,084	84,834	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	—	—	1,864,794	—	2,212	—	—	2,212
Stock-based compensation expense	—	—	—	—	5,262	—	—	5,262
Other comprehensive income	—	—	—	—	—	557	—	557
Net loss	—	—	—	—	—	—	(32,564)	(32,564)
Balance as of December 31, 2020	127,082,605	$387,707	24,289,906	$2	$8,766	$591	$(220,688)	$(211,329)
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(114,019)	$(38,756)	$(32,564)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,724	5,256	4,060
Stock-based compensation expense, net	95,293	17,016	5,264
Donation of common stock	1,972	6,933	—
Other	356	452	2
Changes in operating assets and liabilities:
Disbursement prefunding	(38,428)	(18,069)	(69,719)
Customer funds receivable	(126,942)	(17,282)	(20,028)
Prepaid expenses and other assets	(4,598)	(12,559)	(1,959)
Operating lease right-of-use assets	3,763	2,780	2,376
Accounts payable	5,535	(3,035)	4,044
Customer liabilities	42,979	16,097	(29,073)
Accrued expenses and other liabilities	26,298	26,071	25,935
Operating lease liabilities	(4,073)	(3,295)	(2,547)
Net cash used in operating activities	(105,140)	(18,391)	(114,209)
Cash flows from investing activities
Purchases of property and equipment	(3,679)	(1,956)	(2,064)
Capitalized internal-use software costs	(3,382)	(2,578)	(2,306)
Cash paid for acquisition, net of acquired cash and cash equivalents	(248)	—	—
Net cash used in investing activities	(7,309)	(4,534)	(4,370)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering and private placements, net of offering costs, underwriting discounts and commissions	—	305,191	—
Repayment of non-recourse promissory note	—	3,060	—
Proceeds from issuance of Series E and F convertible preferred stock, net of issuance costs	—	2,980	84,834
Proceeds from exercise of stock options	11,554	8,345	2,382
Payment of debt issuance costs	—	(1,373)	—
Proceeds from (repayments of) revolving credit facility borrowings, net	—	(80,000)	35,000
Taxes paid related to net share settlement of equity awards	(99)	—	—
Repayment of long-term debt	(384)	—	—
Net cash provided by financing activities	11,071	238,203	122,216
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,201)	(40)	918
Net (decrease) increase in cash, cash equivalents and restricted cash	(102,579)	215,238	4,555
Cash, cash equivalents, and restricted cash at beginning of period	403,313	188,075	183,520
Cash, cash equivalents, and restricted cash at end of period	$300,734	$403,313	$188,075
Supplemental disclosure of cash flow information
Cash paid for interest	$906	$934	$1,061
Cash paid for income taxes	2,282	756	421
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$7,441	$2,532	$1,523
Vesting of early exercised options	716	482	185
Noncash issuance of common stock in connection with ESPP	3,516	—	—
Stock-based compensation expense capitalized to internal-use software	1,821	—	—
IPO and debt issuance costs incurred but not yet paid	—	2,287	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	390,687	—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$300,635	$403,262	$186,694
Restricted cash	99	51	1,381
Total cash, cash equivalents and restricted cash	$300,734	$403,313	$188,075
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
Unless otherwise expressly stated or the context otherwise requires, the terms “Remitly” and the “Company” within these notes to the Consolidated Financial Statements refer to Remitly Global, Inc. and its wholly-owned subsidiaries.
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
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding financial reporting.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Remitly Global, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Out-of-Period Adjustment
The Consolidated Financial Statements include an adjustment of $4.4 million to stock-based compensation expense and additional paid-in capital, to correct for an error identified by management during the preparation of the prior quarter’s financial statements for the three months ended June 30, 2022. This adjustment is to reflect the straight-lining of expense over the full service period for graded-vested stock-based compensation awards under ASC 718, and relates to prior annual fiscal periods. Management has determined that this error was not material to the historical financial statements in any individual period or in the aggregate and did not result in the previously issued financial statements being materially misstated. Additionally, although the impact to the three months ended June 30, 2022 was considered material, the impact to results for the year ended December 31, 2022 is not material. As such, management recorded the correction as an out-of-period adjustment in the three months ended June 30, 2022, as disclosed in the Quarterly Report on Form 10-Q for the three months ended June 30, 2022. Substantially all of the cumulative adjustment was related to stock-based compensation for personnel who support the Company’s general and administrative functions and was recorded to ‘General and administrative expenses’ within the Consolidated Statements of Operations.
Use of Estimates
The preparation of the accompanying Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed within the Consolidated Financial Statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition including the treatment of sales incentive programs, reserves for transaction losses, stock-based compensation expense including the estimated fair value per share of common stock, the carrying value of operating lease right-of-use assets, the recoverability of deferred tax assets, and capitalization of software development costs. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Actual results could differ from these estimates and assumptions, and these differences could be material to the Consolidated Financial Statements.

Cash and Cash Equivalents
The Company holds its cash and cash equivalents with financial institutions throughout the world, which management assesses to be of high credit quality. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, so long as the Company has legal title to such amounts held in these accounts. Amounts that are held in accounts for which the Company does not have legal title to are recorded separately on the Consolidated Balance Sheets, typically as disbursement prefunding balances. Cash and cash equivalents consist of cash on hand and various deposit accounts.
Restricted Cash
Restricted cash primarily consists of cash collateral that the Company maintains with various payment processors in connection with its contractual obligation. The Company has relationships with certain payment processors that are responsible for processing the Company’s incoming customer payments. These processors require the Company to maintain certain restricted cash balances as collateral throughout the term of the processor arrangement. As of both December 31, 2022 and 2021, the Company had $0.1 million of restricted cash.
Restricted cash has been classified as a non-current asset on the Consolidated Balance Sheets as it is not expected to be released within one year of the balance sheet date.
Disbursement Prefunding
The Company maintains relationships with disbursement partners in various countries. These partners are responsible for disbursing funds to recipients. The Company may maintain prefunding balances with these disbursement partners so that they are able to fulfill customer requests. The Company is exposed to the risk of loss in the event the Company’s disbursement partners fail, for any reason, to disburse funds to recipients according to the Company’s instructions. However, historical losses for the disbursement funding accounts have been immaterial.
The Company does not earn interest on these balances. The balances are not compensating balances and are not legally restricted.
Customer Funds Receivable
When customers fund their transactions using credit cards or debit cards, there is a clearing period before the cash is received by the Company from the payment processors of usually one business day. Similarly, when customers provide bank information and authorization for the Company to receive funds via electronic funds transfer, the transactions are submitted via batch and received in cash usually in one to three business days. These card and electronic funds are treated as a receivable from the bank until the cash is received by the Company. Included in customer funds receivable are amounts due from customers from the Company’s business-to-business remittance services. The Company evaluates the collectability of its customer funds receivable on a number of factors, including historical losses, aging, payment processor risks, and forecasted losses. At December 31, 2022 and 2021, the Company’s reserve recorded for uncollectible customer funds receivable was immaterial. The Reserve for Transaction Losses, which includes fraud losses, is further discussed in Note 14. Commitments and Contingencies.
Foreign Currency Translation
The functional currencies of the Company’s international subsidiaries includes, but is not limited to the Canadian dollar, Euro, and British pound. The functional currency of the Company’s international subsidiaries in Poland and Nicaragua is the U.S. dollar. The results of operations for the Company’s international subsidiaries, with functional currencies other than the U.S. dollar, are translated from the local currency into U.S. dollars using the average exchange rates during each period. All assets and liabilities are translated using exchange rates at the end of each period. All equity transactions and certain assets are translated using historical rates. The Consolidated Financial Statements are presented in U.S. dollars.
Fair Value of Financial Instruments
The Company establishes the fair value of its certain assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value within the Consolidated Financial Statements on a recurring basis. The carrying values of cash equivalents, disbursement prefunding, customer funds receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, and customer liabilities approximate their respective fair values due to their relative short maturities.
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

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash or customer funds receivable in the years ended December 31, 2022, 2021, and 2020.
For the years ended December 31, 2022, 2021, and 2020, no individual customer represented 10% or more of the Company’s total revenues. As of December 31, 2022 and December 31, 2021, no individual customer represented 10% or more of the Company’s customer funds receivable.
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
When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included within the Consolidated Statements of Operations in the period of disposition. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.
Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company adopted ASU No. 2016-02 “Leases - Topic 842” (“ASC 842”) and all subsequent ASUs that modified ASC 842 on January 1, 2020 and elected to apply the guidance to the comparative period. The Company’s lease commitments consist primarily of real estate property under various non-cancellable operating leases that expire between 2023 and 2025. The majority of the leases contain renewal options and provisions for increases in rental rates based on a predetermined schedule or an agreed upon index. If, at lease inception, the Company considers the exercise of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability.
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
Lease expense for operating leases is recognized on a straight-line basis over the lease term, which is the non-cancelable term adjusted for any renewal and termination options that are considered reasonably certain. Operating leases are included in ‘Operating lease right-of-use assets’, ‘Operating lease liabilities’, and ‘Operating lease liabilities, non-current’ on the Consolidated Balance Sheets.
During the years ended December 31, 2022, 2021, and 2020, the Company did not have any material finance leases.

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
Transaction costs related to business combinations are expensed as incurred and are included in ‘General and Administrative Expenses’ within the Consolidated Statements of Operations. Transaction costs primarily include external legal, accounting, valuation, and due diligence costs, as well as advisory and other professional services fees necessary to integrate acquired businesses. Transaction costs totaled $3.8 million for the year ended December 31, 2022. Such costs are primarily related to the Company’s acquisition of Rewire completed on January 5, 2023. See Note 17. Subsequent Events. There were no transaction costs incurred for the years ended December 31, 2021 and 2020.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset. If impairment exists, the asset is written down to its estimated fair value. During the years ended December 31, 2022, 2021, and 2020, no material impairment of long-lived assets was recorded.
Customer Liabilities
The Company recognizes transactions processed from customers but not yet disbursed to recipients as ‘Customer liabilities’ on the accompanying Consolidated Balance Sheets. Customer liabilities are typically funds in-transit and the duration is typically one to two days. The Reserve for Transaction Losses, which includes disbursement losses, is further discussed in Note 14. Commitments and Contingencies.
Trade Settlement Liabilities
The Company’s trade settlement liability represents the total of book overdrafts and disbursement postfunding liabilities owed to its disbursement partners. Book overdrafts are created when the sum of outstanding checks related to a specific bank account are in excess of funds on deposit for the respective bank account. Disbursement postfunding liabilities are created when the sum of customer transactions related to a specific account held with a disbursement partner are in excess of funds on deposit for the respective account. Book overdrafts and disbursement postfunding liabilities are included within ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. See Note 15. Accrued Expenses and Other Current Liabilities for the book overdrafts and disbursement postfunding liabilities balances. The Company’s policy is to report the change in book overdrafts and postfunding liabilities as an operating activity in the Consolidated Statements of Cash Flows based on the underlying nature of the transactions.
Revenue Recognition
See Note 3. Revenue for information related to the Company’s revenue recognition policy.
Sales Incentives
The Company provides sales incentives to customers in a variety of forms, which includes promotions, discounts, and other sales incentives. Cash incentives given to customers are accounted for as reductions to revenue, up to the point where net historical cumulative revenue for a given customer is reduced to zero. Those additional incentive costs that would have caused the customer level revenue to be negative are classified as advertising expenses and are included as a component of ‘Marketing expenses’ within the Consolidated Statements of Operations. In addition, referral credits given to a referrer are classified as marketing expenses.
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses and fees paid to payment processors for funding transactions. Transaction expenses also include credit losses, chargebacks, fraud prevention, fraud management tools and compliance tools. See Note 14. Commitments and Contingencies for a rollforward of the Company’s reserve for transaction losses for the years ended December 31, 2022, 2021, and 2020.
Reserve for Transaction Losses
The Company is exposed to transaction losses including chargebacks, unauthorized credit card use, fraud associated with customer transactions, and other non-fraud related losses. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. The provision for transaction losses is included as a component of ‘Transaction expenses’ within the Consolidated Statements of Operations.

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
Marketing
Marketing expenses consist primarily of advertising costs used to attract new customers, including branding-related expenses. Marketing expenses also include personnel-related expenses associated with the Company’s marketing organization, including salaries, benefits, and stock-based compensation, promotions, costs for software subscription services dedicated for use by the Company’s marketing organization, outside services contracted for marketing purposes, and legal fees.
Advertising Expense
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing Expenses’ within the Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $139.3 million, $102.9 million and $62.0 million during the years ended December 31, 2022, 2021, and 2020, respectively.
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development and maintenance of both new and existing products and services, including salaries, benefits and stock-based compensation, and legal fees. Technology and development expenses also include professional services fees and costs for software subscription services dedicated for use by the Company’s technology and development teams, as well as other company wide technology tools. Technology and development expenses also include product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs don't qualify for capitalization. Technology and development costs are generally expensed as incurred and do not include software development costs which qualify for capitalization as internal-use software. The amortization of internal-use software costs which were capitalized in accordance with ASC 350-40, Intangibles - Goodwill and Other-Internal-Use Software, are separately presented under the caption ‘Depreciation and amortization’ within the Consolidated Statements of Operations.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for the Company’s finance, legal, corporate development, human resources, facilities, administrative personnel, and other leadership functions, including salaries, benefits and stock-based compensation expense. General and administrative expenses also include professional services fees, software subscriptions, facilities, indirect taxes, legal fees, and other corporate expenses, including acquisition and integration expenses. Such expenses primarily include external legal, accounting, valuation, and due diligence costs, as well as advisory and other professional services fees necessary to integrate acquired businesses.
Capitalized Internal-Use Software Costs
The Company accounts for software development costs incurred in connection with its internal-use software in accordance with ASC 350-40, Intangibles - Goodwill and Other-Internal-Use Software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an app has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.
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
Segment and Geographic Information
The Company determines operating segments based on how its chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The Company’s CODM is its Chief Executive Officer, who reviews the Company’s operating results on a consolidated basis. The Company operates as one segment. Based on the information provided to and reviewed by the Company’s CODM, the Company believes that the nature, amount, timing, and uncertainty of its revenue and how it is affected by economic factors are most appropriately depicted through the Company’s primary geographical locations. Revenues recorded by the Company are substantially all from the Company’s single performance obligation which are earned from similar services for which the nature of associated fees and the related revenue recognition models are substantially the same. See Note 3. Revenue and Note 4. Property and Equipment for information related to the Company’s geographic information for revenue and long-lived assets, respectively.
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
Under the two-class method, basic net loss per share is computed by dividing net loss adjusted to include deemed dividends on redeemable convertible preferred stock by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shares by the weighted-average number of common shares determined for the basic earnings per share plus the dilutive effect of stock options, restricted stock units (“RSUs”), warrants and redeemable convertible preferred stock. As the Company had losses for the years ended December 31, 2022, 2021, and 2020 all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share.
Stock-Based Compensation
Equity Incentive Plans and Employee Stock Purchase Plans
The Company grants equity awards under its equity incentive plans, as well as its employee stock purchase plan.
Equity Plans
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
Fair Value Assumptions
The Company measures stock-based compensation expense for both stock options granted under its equity incentive plans, and purchase rights issued under its ESPP, by calculating the estimated fair value of each employee and nonemployee award at the grant date or modification date by applying the Black-Scholes option pricing model (the “model”). The model utilizes the fair market value of the Company’s common stock at the measurement date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rate, and expected dividend yield of the common stock. Stock-based compensation for restricted stock units are measured based on the fair market value of the Company’s common stock on the date of grant.
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
The Company’s expected dividend yield is zero as it has not declared nor paid any dividends during the years ended December 31, 2022, 2021, and 2020 and does not currently expect to do so in the future. The risk-free interest rate used in the model is based on the implied yield currently available in the U.S. Treasury securities at maturity with an equivalent term.
Stock-based Compensation Expense Recognition
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
The Company’s 2011 and 2021 equity plans allow for early exercise of employee stock options whereby the option holder is allowed to exercise prior to vesting. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability and reflected in ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. This liability is reclassified to additional paid-in capital as the awards vest. Any unvested shares are subject to repurchase by the Company at their original exercise price.

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
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included within the Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the Consolidated Financial Statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that these assets are believed more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations.
Tax benefits for uncertain tax positions are based upon management’s evaluation of the information available at the reporting date. The Company recognizes and measures uncertain tax positions in accordance with GAAP, pursuant to which it only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to recognize interest and penalties related to income taxes as a component of provision for income taxes.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements (“ASU”)
In June 2016, the FASB issued ASU No. 2016-13 and related updates, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology pursuant to which loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The Consolidated Statements of Operations would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. Given the Company’s recent loss of emerging growth company status on December 31, 2022, the new standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within that fiscal year with early adoption permitted. As such this ASU was adopted on a prospective basis as of the first quarter of 2022. The adoption did not have a significant impact on the Company’s Consolidated Financial Statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the Board’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users). ASU 2019-12 removes certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 with early adoption permitted. This ASU was adopted on a prospective basis on January 1, 2022. The Company assessed the impact of the guidance to its Consolidated Financial Statements for the year ended December 31, 2022 and concluded that the standard did not have a material impact on its financial statements.
Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASU 2014-09, Revenue from contracts with customers (“Topic 606”) to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASU Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 for public entities and December 15, 2023 for all other entities, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable. The Company does not believe any of these accounting pronouncements have had, or will have, a material impact on the Consolidated Financial Statements or disclosures.
3.    Revenue
The Company’s primary source of revenue is generated from its remittance business. Revenue is earned from transaction fees charged to customers and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on the Company's currency purchases. Revenue is recognized when control of these services is transferred to the Company’s customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided. The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers (Topic 606), which includes the following steps:
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
Revenue is derived from each transaction and varies based on the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was purchased, the disbursement method chosen by the customer, and the countries to which the funds are transferred. The Company’s contract with customers can be terminated by the customer without a termination penalty up until the time the funds have been delivered to the intended recipient. Therefore, the Company’s contracts are defined at the transaction level and do not extend beyond the service already provided.
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

The Company recognizes transaction revenue on a gross basis as it is the principal for fulfilling payment transactions. As the principal to the transaction, the Company controls the service of completing payments on its payment platform. The Company bears primary responsibility for the fulfillment of the payment service, is the merchant of record, contracts directly with its customers, controls the product specifications, and defines the value proposition of its services. The Company is also responsible for providing customer support. Further, the Company has full discretion over determining the fee charged to its customers, which is independent of the cost it incurs in instances where it may utilize payment processors or other financial institutions to perform services on its behalf. These fees paid to payment processors and other financial institutions are recognized as transaction expenses within the Consolidated Statements of Operations. The Company does not have any capitalized contract acquisition costs.
Deferred Revenue
The deferred revenue balances from contracts with customers were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Deferred revenue, beginning of the period	$1,212	$1,105	$137
Deferred revenue, end of the period	1,108	1,212	1,105
Change in deferred revenue during the period	$(104)	$107	$968
Revenue recognized during the year ended December 31, 2022 and 2021 from amounts included in deferred revenue at the beginning of the period were $0.6 million and $0.3 million, respectively. Revenue recognized during the year ended December 31, 2020 includes substantially all amounts included in deferred revenue at the beginning of each respective year.
Deferred revenue represents amounts received from customers for which the performance obligations are not yet fulfilled. Deferred revenue is primarily included within ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets as the performance obligations are expected to be fulfilled within the next year.
Sales Incentives
During the years ended December 31, 2022, 2021, and 2020, payments made to customers resulted in reductions to revenue of $24.8 million, $18.1 million, and $15.7 million, respectively, and charges to sales and marketing expense of $17.6 million, $12.0 million, and $9.8 million, respectively.
Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location:

	Years Ended December 31,
(in thousands)	2022	2021	2020
United States	$472,754	$338,190	$199,011
Canada	80,142	56,916	29,871
Rest of world	100,664	63,499	28,074
Total revenue	$653,560	$458,605	$256,956
Revenue is attributed to the country in which the sending customer is located.
4.    Property and Equipment
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2022	2021
Capitalized internal-use software	$14,072	$9,022
Computer and office equipment	6,177	4,700
Furniture and fixtures	2,056	1,445
Leasehold improvements	7,036	6,655
Projects in process	722	533
	30,063	22,355
Less: Accumulated depreciation and amortization	(18,517)	(13,106)
Property and equipment, net	$11,546	$9,249

Depreciation and amortization expense related to property and equipment was $6.7 million, $5.3 million and $4.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Capitalized Internal-Use Software Costs
There has been no impairment of previously capitalized costs during the years ended December 31, 2022, 2021, and 2020.
The Company capitalized $5.2 million, $2.9 million and $2.3 million for internal-use software costs during the years ended December 31, 2022, 2021, and 2020, respectively. The Company capitalized $1.8 million of stock-based compensation costs to internal-use software for the year ended December 31, 2022. The Company capitalized inconsequential amounts of stock-based compensation costs to internal-use software during the years ended December 31, 2021 and 2020, respectively. The Company recorded amortization expense of $3.3 million, $2.5 million and $1.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Capitalized Cloud Computing Arrangements
The Company capitalized $2.4 million and $1.1 million related to the implementation of cloud computing arrangements during the years ended December 31, 2022 and 2021, respectively and recorded amortization expense of $0.8 million and $0.2 million during the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, capitalized costs, net of accumulated amortization, were approximately $2.5 million, of which $1.3 million was recorded within ‘Prepaid expenses and other current assets’ and $1.2 million was recorded within ‘Other noncurrent assets, net’ on the Company's Consolidated Balance Sheets.
As of December 31, 2021, capitalized costs, net of accumulated amortization, were approximately $0.9 million, of which $0.4 million was recorded within ‘Prepaid expenses and other current assets’ and $0.5 million was recorded within ‘Other noncurrent assets, net’ on the Company's Consolidated Balance Sheets.
Amortization expense related to cloud computing arrangements for the years ended December 31, 2022 and 2021 were as follows:

	December 31,
(in thousands)	2022	2021
Technology and development	$616	$165
General and administrative	178	22
Total amortization	$794	$187
The following table summarizes the Company’s long-lived assets based on geography, which consist of property and equipment, net and operating lease right-of-use assets:

	December 31,
(in thousands)	2022	2021
United States	$12,560	$7,523
Europe	2,754	125
Nicaragua	1,860	2,534
United Kingdom	1,369	2,229
Philippines	1,084	1,928
Rest of world	594	212
Total long-lived assets	$20,221	$14,551
5.    Fair Value Measurements
There were no financial assets and liabilities that were measured at fair value as of December 31, 2022 and 2021. The Company previously invested approximately $80.0 million of its cash and cash equivalents into a Level 2 term deposit during the three months ended March 31, 2022, which had an original maturity of three months or less at the time of purchase. Upon maturity, in the three months ended June 30, 2022, the Company re-invested approximately $50.0 million, into a new term deposit, that was subsequently liquidated during the nine months ended September 30, 2022.
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
Other than as described above, there were no transfers between Level 1 and Level 2 during the years ended December 31, 2022, 2021, and 2020.

6.     Debt
Secured Revolving Credit Facility
New Revolving Credit Facility
On September 13, 2021, Remitly Global, Inc. and Remitly, Inc., a wholly owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “New Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent, that provides for revolving commitments of $250.0 million (including a $60.0 million letter of credit sub-facility) and terminated its then-existing 2020 Credit Agreement (as defined below). Proceeds under the New Revolving Credit Facility are available for working capital and general corporate purposes. As part of the refinancing, the Company performed a debt modification analysis, utilizing the borrowing capacity test within ASC 470-50, Debt — Modification and Extinguishment, on a lender-by-lender basis, resulting in the capitalization of $1.4 million of new debt issuance costs incurred in connection with the New Revolving Credit Facility during the third quarter of 2021. Such amounts were capitalized and recorded within ‘Other noncurrent assets, net’ on the Consolidated Balance Sheets, and will be amortized to interest expense over the term of the New Revolving Credit Facility. The Company previously had $0.5 million of unamortized debt issuance costs associated with its existing Revolving Credit Facility. As a result of the debt modification analysis, the Company continues to amortize $0.4 million of unamortized debt issuance costs over the term of the New Revolving Credit Facility. The remaining $0.1 million was expensed as a debt extinguishment cost within interest expense within the Consolidated Statements of Operations during the third quarter of 2021.
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
The New Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements or engage in transactions with affiliates. As of December 31, 2022 and December 31, 2021, financial covenants in the New Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the New Revolving Credit Facility as of December 31, 2022 and December 31, 2021.
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
As of December 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the New Revolving Credit Facility. As of December 31, 2022 and December 31, 2021, the Company had $22.3 million and $18.9 million, respectively, in issued, but undrawn, standby letters of credit. As of December 31, 2022 and December 31, 2021, the Company had unused borrowing capacity of $227.7 million and $231.1 million, respectively, under the New Revolving Credit Facility.
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

	Years Ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Numerator:
Net loss	$(114,019)	$(38,756)	$(32,564)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	167,774,123	60,728,748	21,459,062
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.68)	$(0.64)	$(1.52)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	December 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	127,082,605
Common stock warrants	—	—	256,250
Stock options outstanding	15,988,268	23,386,942	21,034,424
RSUs outstanding(1)	23,366,355	3,496,611	437,369
ESPP	1,350,486	735,282	—
Shares subject to repurchase	130,929	456,294	1,888,322
Total	40,836,038	28,075,129	150,698,970
(1) A portion of these RSUs were subject to a performance-based vesting condition until September 22, 2021. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for details on these awards.
8.    Common Stock
As of December 31, 2022, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. Through December 31, 2022 and December 31, 2021, no dividends have been declared or paid by the Company.
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

The Company donated 181,961 shares of its common stock to Remitly Philanthropy Fund on September 28, 2022 and 2021, respectively, pursuant to the stock donation agreement, and in connection with the Pledge 1% campaign, which publicly acknowledges the Company’s intent to give back and increase social impact, in order to sustainably fund a portion of its corporate social responsibility goals and further its mission to expand financial inclusion for immigrants. The Company recorded a charge of $2.0 million and $6.9 million to ‘General and Administrative Expenses’ within the Consolidated Statements of Operations based on the closing price of its common stock as reported on the Nasdaq Global Select Market (the “NASDAQ”) on September 28, 2022 and 2021, respectively.
Warrants
In connection with a previous Credit Agreement, the Company issued stock warrants to purchase shares of common stock with terms of ten years, exercisable at any time, and exercise prices ranging from $0.054 to $0.64 per share, subject to standard anti-dilution adjustments. The warrants were recorded as additional paid-in capital and capitalized as debt issuance costs on the Consolidated Balance Sheets. On September 24, 2021, the holders of these stock warrants provided a notice of exercise and on September 30, 2021, warrants to purchase 256,250 shares of common stock were exercised in a cashless exercise, pursuant to the terms of the original warrant agreement, resulting in the issuance of 254,014 shares. There were no warrants outstanding as of December 31, 2022 and 2021.
9.    Redeemable Convertible Preferred Stock
Prior to the Company’s IPO, the Company had 127,410,631 shares of redeemable convertible preferred stock outstanding. Upon completion of the IPO, all shares of redeemable convertible preferred stock were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying value of $390.7 million was reclassified into stockholders’ equity. As of December 31, 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.
In addition, in connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors.
10.    Stock-Based Compensation
Shares Available for Issuance
As of December 31, 2022 and December 31, 2021, 10,890,112 and 23,599,005 equity incentive awards remain available for issuance under the 2021 Plan, respectively.
As of December 31, 2022, 4,762,721 shares of common stock remain available for issuance under the ESPP. As of December 31, 2021, there were no issuances of shares under the ESPP, therefore all 3,500,000 shares of common stock remained available for issuance.
Stock Options
The following is a summary of the Company’s stock option activity during the year ended December 31, 2022:

	Stock Options
(in thousands, except share and per share amounts)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balances as of January 1, 2022	23,386,942	$3.70	7.66	$395,676
Granted	166,113	11.15
Exercised	(5,379,722)	2.15		43,975
Forfeited	(2,185,065)	5.08
Balances as of December 31, 2022	15,988,268	4.11	6.79	119,467
Vested and exercisable as of December 31, 2022	9,963,250	2.53	6.01	88,859
Vested and expected to vest as of December 31, 2022	16,074,197	$4.11	6.80	$120,057
_________________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.

The fair value of each employee stock option granted during the years ended December 31, 2022, 2021, and 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2022	2021	2020
Risk-free interest rates	2.86%	0.32% to 1.19%	0.30% to 1.47%
Expected term (in years)	6.1 years	3.5 to 6.8 years	5.0 to 6.6 years
Volatility	64.0%	37.8% to 50.5%	37.3% to 54.0%
Dividend rate	—%	—%	—%
The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021, and 2020 was $6.78, $5.22, and $1.10, respectively. The aggregate grant-date fair value of options vested for the years ended December 31, 2022, 2021, and 2020 was $11.7 million, $7.3 million, and $5.4 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2022, 2021, and 2020 was $44.0 million, $72.2 million, and $2.4 million, respectively.
Restricted Stock Units
Restricted stock unit activity, including PRSUs, during the year ended December 31, 2022 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2022	3,372,585	$24.83
Granted	24,527,052	10.65
Vested	(2,955,066)	14.32
Cancelled/forfeited	(1,578,216)	16.24
Unvested at December 31, 2022	23,366,355	$11.86
In addition, during the three months ended March 31, 2022, as a result of the expiration of the lock-up agreement related to its IPO, the Company issued 124,026 shares of common stock subject to RSUs that were vested as of December 31, 2021, but not yet settled.
The weighted-average grant date fair value of RSUs, including PRSUs, granted during the years ended December 31, 2022, 2021, and 2020 was $10.65, $27.16, and $3.54, respectively. The aggregate grant-date fair value of RSUs, including PRSUs, vested for the years ended December 31, 2022 and 2021 was $42.3 million and $0.6 million, respectively. The aggregate grant-date fair value of RSUs, including PRSUs, vested for the year ended December 31, 2020 was inconsequential.
Employee Stock Purchase Plan
The offering period that commenced on September 22, 2021, for which the accounting grant date was met in October 2021, ended on February 28, 2022, due to a decline in the Company’s stock price at the end of the purchase period, triggering a new offering period, as required by the ESPP plan documents. A new 24-month offering period commenced on March 1, 2022. This event was accounted for as a modification under U.S. GAAP in the first quarter of 2022, whereby the fair value of the ESPP offering was measured immediately before and after modification, resulting in incremental stock-based compensation expense of $3.6 million, which will be recognized over the new offering period, which is deemed to be the requisite service period. In addition, a subsequent 24-month offering commenced on September 1, 2022.
The fair value of the ESPP offerings was estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant date fair value inputs for new offerings during the years ended December 31, 2022 and 2021, as well as updated valuation information as of the modification date, for any offerings for which a modification occurred, requiring incremental expense to be measured at the modification date:

Years Ended December 31,
	2022	2021
Risk-free interest rates	0.60% to 3.48%	0.06% to 0.30%
Expected term (in years)	0.5 to 2.0 years	0.4 to 1.9 years
Volatility	58.3% to 73.0%	37.7% to 56.0%
Dividend rate	—%	—%

As the March 1, 2022 offering was accounted for as a modification to the October 2021 offering, the ESPP was fair valued immediately before and after modification on March 1, 2022 to assess the incremental fair value provided as a result of the modification. The inputs to the incremental fair value are included in the table above.
The Company’s ESPP began in 2021, therefore there were no awards were granted under the ESPP during the year ended December 31, 2020.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, PRSUs, and the ESPP, included within the Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 4. Property and Equipment, was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Customer support and operations	$816	$153	$22
Marketing	10,512	2,325	869
Technology and development	46,420	6,931	2,130
General and administrative	37,545	7,607	2,243
Total	$95,293	$17,016	$5,264
As of December 31, 2022, the total unamortized compensation cost related to all non-vested equity awards, including options, RSUs, and PRSUs was $258.8 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.9 years. As of December 31, 2022, the total unrecognized compensation expense related to the ESPP was $4.3 million, which is expected to be amortized over the next 1.7 years.
The Company did not record a material income tax benefit related to stock-based compensation expense and stock option exercises, during the years ended December 31, 2022, 2021, and 2020, since the Company currently maintains a full valuation allowance against its net deferred tax assets in the jurisdictions where material stock-compensation expense charges are incurred, and stock option exercises occurred.
11.    Related Party Arrangements
There were no new significant related party transactions for the year ended December 31, 2022.
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
The associated shares are legally outstanding and included in shares of common stock outstanding within the Consolidated Financial Statements, but were historically excluded from the Company’s net loss per common share calculations, as these shares of common stock were considered unvested until the underlying promissory notes were repaid.
On August 23, 2021, the promissory notes were paid in full, including all accrued interest. After repayment of the loan, these shares are now considered outstanding for purposes of the Company’s net loss per common share calculations to the extent the shares are vested.
12.    Income Taxes
The components of loss before provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
United States	$(116,272)	$(46,241)	$(35,542)
Foreign	3,296	8,528	4,141
Loss before provision for income taxes	$(112,976)	$(37,713)	$(31,401)

The components of the provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Current tax benefit (expense)
Federal	$—	$—	$2
State	(9)	(257)	(132)
Foreign	(2,449)	(1,650)	(1,019)
Total current tax expense	(2,458)	(1,907)	(1,149)
Deferred tax benefit (expense)
Federal	—	—	—
State	—	—	—
Foreign	1,415	864	(14)
Total deferred tax benefit (expense)	1,415	864	(14)
Provision for income taxes	$(1,043)	$(1,043)	$(1,163)
A reconciliation at the applicable federal statutory rate to the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2022	2021	2020
Federal income taxes at statutory rate	21.00%	21.00%	21.00%
State income tax, net of federal benefit	4.06	11.37	2.93
Increase in valuation allowance	(24.08)	(66.51)	(26.26)
Stock-based compensation	0.92	31.08	—
U.S. tax on foreign earnings	(2.03)	—	—
Other	(0.79)	0.29	(1.37)
Effective income tax rate	(0.92) %	(2.77) %	(3.70) %
As of December 31, 2022, the Company has U.S. net operating loss (“NOL”) carryforwards of $230.3 million and state NOL carryforwards of $128.7 million. Such NOL carryforwards will begin to expire between 2032 and 2042. NOL carryforwards are subject to possible limitation should a change in ownership of the Company occur, as defined by Internal Revenue Code Section 382.
The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets were as follows:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets
Net operating loss carryforwards	$58,798	$67,253
Accrued expenses	2,270	2,561
Stock-based compensation	13,508	4,272
Operating lease liabilities	1,156	642
Capitalized research costs	28,605	—
Other	2,442	1,865
Gross deferred tax assets	106,779	76,593

Deferred tax liabilities
Fixed assets and intangible assets	(311)	(112)
Operating lease right-of-use assets	(1,076)	(485)
Other	(1,720)	(848)
Gross deferred tax liabilities	(3,107)	(1,445)

Valuation allowance	(101,446)	(74,244)
Net deferred tax assets	$2,226	$904

The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The net change in the total valuation allowance was an increase of $27.2 million, $25.1 million, and $8.2 million for the years ended December 31, 2022, 2021, and 2020 respectively. The following represents the changes in the Company’s valuation allowance for the years ended December 31, 2022, 2021, and 2020, respectively:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Balance at the beginning of the period	$74,244	$49,159	$40,913
Charged to net income	27,202	25,085	8,246
Balance at the end of the period	$101,446	$74,244	$49,159
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of December 31, 2022, tax years 2012 through 2022 remain open for examination by taxing authorities.
The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based upon its evaluation of the facts, circumstances and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized. The Company had no uncertain tax positions during the years ended December 31, 2022, 2021, and 2020.
The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended December 31, 2022 and 2021, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act did not have a material impact on the Company’s provision for income taxes for the years ended December 31, 2022, 2021, and 2020.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA made several changes to the U.S. tax code effective after December 31, 2022, including, but not limited to, a 15% minimum tax on large corporations with average annual financial statement income of more than $1 billion for a three tax-year period and a 1% excise tax on public company stock buybacks, which will be accounted for in treasury stock. The Company does not expect these changes to have a material impact on its provision for income taxes or financial statements.
13.    401(k) Defined Contribution Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company makes discretionary matching contributions that are funded in the following year. The Company matches 50% of the first 3% of compensation that a participant contributes to the 401(k) plan, up to a maximum of $1,000 per plan year. The Company contributed $0.3 million to the 401(k) plan during the year ended December 31, 2022 and $0.2 million to the 401(k) plan during each of the years ended December 31, 2021 and 2020, respectively, which represents the current period contribution for the prior plan year. The Company may also make discretionary profit-sharing contributions. No profit-sharing contributions were made during the years ended December 31, 2022, 2021 or 2020. The Company has a retirement savings plan based on the provisions of Republic Act (R.A.) 7641, The Retirement Pay Law, under Philippines Law. The Company does not contribute to the retirement savings plan. The Company incurred costs of $0.6 million and $0.4 million for the retirement savings plan for the years ended December 31, 2022 and 2021, respectively. The Company incurred no costs for the retirement savings plan for the year ended December 31, 2020.
14.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers, and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions, therefore no such amounts have been accrued as of December 31, 2022 and 2021.

Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that it had incurred a material loss with respect to such loss contingencies, as of December 31, 2022 and 2021.
Indirect taxes
The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company continually evaluates those jurisdictions in which indirect tax obligations exist to determine whether a loss is probable, as defined under U.S. GAAP, and the amount can be estimated. Determination of whether a loss is probable, and an estimate can be made, is a complex undertaking and takes into account the judgment of management, third-party research, and the potential outcome of negotiation and interpretations by regulators and courts, among other information. Such assessments include consideration of management’s evaluation of domestic and international tax laws and regulations, external legal advice, and the extent to which they may apply to the Company’s business and industry. The Company’s assessment of probability includes consideration of recent inquiries, potential or actual self-disclosure, and applicability of tax rules. As a result of this assessment, management accrued an estimated liability of approximately $6.0 million and $3.8 million as of December 31, 2022 and 2021, respectively, reflecting the amount that the Company believes is probable and estimable. The estimated liability is recorded within ‘Accrued expenses and other current liabilities’ on the Company's Consolidated Balance Sheets. Although the Company believes its indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits or settlements could be materially different than the amounts recorded.
Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Beginning balance	$3,134	$3,250	$798
Provisions for transaction losses	42,496	29,596	19,663
Losses incurred, net of recoveries	(41,868)	(29,712)	(17,211)
Ending balance	$3,762	$3,134	$3,250
15.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Trade settlement liability(1)	$26,266	$18,924
ESPP employee contributions	1,926	1,551
Accrued transaction expense	15,878	12,639
Accrued marketing expense	11,394	10,788
Reserve for transaction losses	3,762	3,134
Accrued salaries and benefits	4,026	2,923
Other accrued expenses	24,500	16,724
Total	$87,752	$66,683
_________________
(1)The trade settlement liability amount represents the total of book overdrafts and disbursement postfunding liabilities owed to the Company’s disbursement partners. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements for further discussion.

16.    Leases
The Company leases office space in all of its locations under non-cancelable operating leases with various expiration dates through 2025. Tenant improvement allowance received for the leases in place as of December 31, 2022 totaled $1.8 million, which were received in cash in a prior period. There were no new tenant improvement allowances received during the year ended December 31, 2022.
The components of lease expense, lease term, and discount rate for operating leases were as follows:

	Years Ended December 31,
	2022	2021	2020
Operating lease expense (in thousands)	$4,732	$3,824	$3,202
Weighted-average remaining lease term (in years)	2.1	2.2	2.6
Weighted-average discount rate	4.7%	5.0%	5.8%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash payments, net of receipts, included in the measurement of operating lease liabilities – operating cash flows	$4,472	$3,538	$3,315
The following table represents the maturity of lease liabilities as of December 31, 2022 (in thousands):

Year Ending December 31,
2023	$3,902
2024	4,556
2025	1,311
2026	—
2027 and Thereafter	—
Total lease payments	9,769
Less: Imputed interest	(574)
Present value of operating lease liabilities	$9,195
17.    Subsequent Events
Increase of Authorized Shares Reserved for Issuance under Equity Plan
In January 2023, there was an increase in the shares reserved for issuance under the 2021 Plan, in accordance with the 5% automatic increase provision, effective January 1, 2023.
In January 2023, there was an increase in the shares reserved for issuance under the 2021 ESPP Plan, in accordance with the 1% automatic increase provision, effective January 1, 2023.
Acquisition of Rewire Research and Development Ltd.
The Company completed the acquisition of Rewire on January 5, 2023 as discussed in Part I, Item 1 of this Annual Report on Form 10-K. The preliminary acquisition date fair value of consideration transferred is approximately $77.0 million which includes the fair value of cash and equity issued, or to be issued, to selling shareholders. Approximately $12.0 million of these proceeds were held back at closing for any potential indemnity claims, which will be released after a 15-month holdback period, subject to any deductions, the majority of which will be settled in cash. Expected synergies from the acquisition include both revenue synergies, as a result of potential new customer acquisition, and cost synergies, in operating Rewire’s business leveraging Remitly’s global network.
The Company recognized transaction costs of $3.5 million in the year ended December 31, 2022 for the acquisition of Rewire, which is included within ‘General and administrative expenses’ within the Consolidated Statements of Operations.
The accounting for the business combination, including the final purchase price and the purchase price allocation, has not yet been completed, and as such, further disclosure has been omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Remediation of Previously Identified Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported, in connection with preparing our Consolidated Financial Statements as of and for the year ended December 31, 2021, we identified two material weaknesses in our internal control over financial reporting, as described below:
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
In addition, in the second quarter of 2022, we identified a new material weakness. We did not design and maintain controls to monitor the impact of vesting terms on the timing and accuracy of stock-based compensation expense for graded-vesting equity awards. This material weakness resulted in the misstatement of stock-based compensation expense and related financial disclosures for the year ended December 31, 2021 and the interim period ended March 31, 2022, which was corrected in the interim period ended June 30, 2022.
During 2022, we completed the comprehensive risk assessment of the design of existing controls and implemented new controls as needed to remediate the above previously identified material weaknesses. In addition, we completed the testing and evaluation of the operating effectiveness of the controls and concluded that the above previously identified material weaknesses have been remediated as of December 31, 2022.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to executive officers will be set forth in our definitive proxy statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2022 (the "Proxy Statement").
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
(a) (2) All other schedules to the Consolidated Financial Statements required by Regulation S-X are omitted because they are not applicable, not material or because the information is included within the Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this report.
(a) (3) Exhibits.
The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.
(a)Financial Statement Schedules.
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Item 16. Form 10-K Summary
None.

Exhibit Index

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 15, 2022, by and among, Remitly Global, Inc., Rewire Merger Sub Ltd., Rewire (O.S.G) Research and Development Ltd. and Fortis Advisors LLC		8-K	001-40822	2.1	August 16, 2022
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Restated Bylaws		10-Q	001-40822	3.4	November 12, 2021
4.1	Form of Common Stock Certificate		S-1/A	333-259167	4.1	September 14, 2021
4.2	Seventh Amended and Restated Investors’ Rights Agreement dated August 3, 2020		S-1	333-259167	4.2	August 30, 2021
4.3	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	x
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers		S-1	333-259167	10.1	August 30, 2021
10.2	2011 Equity Incentive Plan, as amended, and forms of equity agreements thereunder		S-1	333-259167	10.3	August 30, 2021
10.3	2021 Equity Incentive Plan, and forms of award agreements thereunder		S-1/A	333-259167	10.4	September 14, 2021
10.4	2021 Employee Stock Purchase Plan, and forms of subscription agreement thereunder		S-1/A	333-259167	10.5	September 14, 2021
10.5	Forms of Change in Control and Severance Agreement for executive officers		S-1/A	333-259167	10.6	September 14, 2021
10.6	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Matthew Oppenheimer		S-1/A	333-259167	10.7	September 14, 2021
10.7	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Joshua Hug		S-1/A	333-259167	10.8	September 14, 2021
10.8	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Susanna Morgan		S-1/A	333-259167	10.9	September 14, 2021
10.9	Revolving Credit and Guaranty Agreement, dated as of September 13, 2021, among Remitly Global, Inc. and Remitly, Inc., the guarantors party thereto, the lenders and issuing banks party thereto and J.P. Morgan Chase Bank, N.A.		S-1/A	333-259167	10.10	September 14, 2021
10.10	Second Amendment to Credit Agreement, dated as of November 16, 2020, by and among the Registrant, Remitly, Inc., Silicon Valley Bank and other banks and financial institutions party thereto, including the Amended and Restated Credit Agreement (amended through November 16, 2020) in Annex A		S-1	333-259167	10.2	August 30, 2021
10.11	Amended and Restated Offer Letter, effective as of July 18, 2022 by and between the Registrant and Hemanth Munipalli		10-Q	001-40822	10.1	August 10, 2022
21.1	List of Subsidiaries of the Registrant	x
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	x
24.1	Power of Attorney (included in the signature page to the Annual Report on Form 10-K)	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
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

Remitly Global Inc.
Date:	February 28, 2023	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2023	By:	/s/ Hemanth Munipalli
Hemanth Munipalli
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
We, the undersigned officers and directors of Remitly Global, Inc., hereby severally and individually constitute and appoint Matthew Oppenheimer and Hemanth Munipalli, jointly and severally, the true and lawful attorney and agent of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorney and agent to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorney and agent or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew Oppenheimer	/s/ Hemanth Munipalli
Matthew Oppenheimer, Chief Executive Officer and Director	Hemanth Munipalli, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 28, 2023	Date: February 28, 2023

/s/ Bora Chung	/s/ Joshua Hug
Bora Chung, Director	Joshua Hug, Chief Operating Officer and Director
Date: February 28, 2023	Date: February 28, 2023

/s/ Margaret M. Smyth	/s/ Laurent Le Moal
Margaret M. Smyth, Director	Laurent Le Moal, Director
Date: February 28, 2023	Date: February 28, 2023

/s/ Ron Shah	/s/ Phillip Riese
Ron Shah, Director	Phillip Riese, Director
Date: February 28, 2023	Date: February 28, 2023

/s/ Nigel Morris
Nigel Morris, Director
Date: February 28, 2023