Form 10-Q
period 2023-03-31
Remitly Global, Inc.
filed 2023-05-08
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, the registrant had 177,948,491 shares of common stock, $0.0001 par value per share, outstanding.

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

Part 1. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$244,159	$300,635
Disbursement prefunding	208,228	158,055
Customer funds receivable, net	123,190	191,402
Prepaid expenses and other current assets	31,361	19,327
Total current assets	606,938	669,419
Restricted cash	498	99
Property and equipment, net	12,658	11,546
Operating lease right-of-use assets	12,954	8,675
Goodwill	54,989	—
Intangible assets, net	20,285	—
Other noncurrent assets, net	6,863	6,214
Total assets	$715,185	$695,953
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,909	$6,794
Customer liabilities	106,947	111,075
Short-term debt	2,490	—
Accrued expenses and other current liabilities	79,479	87,752
Operating lease liabilities	5,642	3,521
Total current liabilities	197,467	209,142
Operating lease liabilities, noncurrent	8,665	5,674
Other noncurrent liabilities	13,632	1,050
Total liabilities	$219,764	$215,866
Commitments and Contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of March 31, 2023 and December 31, 2022 both; 177,733,293 and 173,250,865 shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively	18	17
Additional paid-in capital	897,575	854,276
Accumulated other comprehensive loss	(395)	(743)
Accumulated deficit	(401,777)	(373,463)
Total stockholders’ equity	495,421	480,087
Total liabilities and stockholders’ equity	$715,185	$695,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$203,865	$136,014
Costs and expenses
Transaction expenses(1)	74,066	56,263
Customer support and operations(1)	19,931	13,870
Marketing(1)	44,123	40,621
Technology and development(1)	49,376	23,575
General and administrative(1)	41,408	23,342
Depreciation and amortization	3,029	1,517
Total costs and expenses	231,933	159,188
Loss from operations	(28,068)	(23,174)
Interest income	2,024	36
Interest expense	(389)	(313)
Other (expense) income, net	(1,511)	669
Loss before provision for income taxes	(27,944)	(22,782)
Provision for income taxes	370	528
Net loss attributable to common stockholders	$(28,314)	$(23,310)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.14)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	175,113,904	164,391,753
__________________
(1) Exclusive of depreciation and amortization, shown separately, above

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(28,314)	$(23,310)
Other comprehensive income:
Foreign currency translation adjustments	348	4
Comprehensive loss	$(27,966)	$(23,306)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2023 and 2022
(In thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	173,250,865	$17	$854,276	$(743)	$(373,463)	$480,087
Issuance of common stock in connection with ESPP	297,095	—	2,729	—	—	2,729
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	3,589,965	1	4,992	—	—	4,993
Issuance of common stock for acquisition consideration	590,838	—	6,635	—	—	6,635
Issuance of common stock, subject to service-based vesting conditions, in connection with acquisition	104,080	—	581	—	—	581
Taxes paid related to net share settlement of equity awards	(99,550)	—	(1,413)	—	—	(1,413)
Stock-based compensation expense	—	—	29,775	—	—	29,775
Other comprehensive income	—	—	—	348	—	348
Net loss	—	—	—	—	(28,314)	(28,314)
Balance as of March 31, 2023	177,733,293	$18	$897,575	$(395)	$(401,777)	$495,421

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	164,239,555	$16	$739,503	$253	$(259,444)	$480,328
Issuance of common stock in connection with ESPP	202,213	—	1,882	—	—	1,882
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	1,696,601	1	2,677	—	—	2,678
Stock-based compensation expense	—	—	9,921	—	—	9,921
Other comprehensive income	—	—	—	4	—	4
Net loss	—	—	—	—	(23,310)	(23,310)
Balance as of March 31, 2022	166,138,369	$17	$753,983	$257	$(282,754)	$471,503
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(28,314)	$(23,310)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,029	1,517
Stock-based compensation expense, net	29,234	9,594
Other	1,083	83
Changes in operating assets and liabilities:
Disbursement prefunding	(44,157)	62,450
Customer funds receivable	69,608	(14,453)
Prepaid expenses and other assets	(12,078)	(6,221)
Operating lease right-of-use assets	1,184	807
Accounts payable	(4,512)	4,857
Customer liabilities	(7,448)	10,257
Accrued expenses and other liabilities	(6,841)	(4,362)
Operating lease liabilities	(355)	(969)
Net cash provided by operating activities	433	40,250
Cash flows from investing activities
Purchases of property and equipment	(864)	(872)
Capitalized internal-use software costs	(1,296)	(753)
Cash paid for acquisition, net of acquired cash, cash equivalents, and restricted cash	(40,933)	—
Net cash used in investing activities	(43,093)	(1,625)
Cash flows from financing activities
Proceeds from exercise of stock options	4,844	2,601
Taxes paid related to net share settlement of equity awards	(1,413)	—
Repayment of assumed indebtedness	(17,068)	—
Net cash (used in) provided by financing activities	(13,637)	2,601
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	219	117
Net (decrease) increase in cash, cash equivalents, and restricted cash	(56,078)	41,343
Cash, cash equivalents, and restricted cash at beginning of period	300,735	403,313
Cash, cash equivalents, and restricted cash at end of period	$244,657	$444,656
Supplemental disclosure of cash flow information
Cash paid for interest	$341	$227
Cash paid for income taxes	124	605
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,414	$2,830
Vesting of early exercised options	149	205
Noncash issuance of common stock in connection with ESPP	2,729	1,882
Stock-based compensation expense capitalized to internal-use software	541	327
Issuance of common stock for acquisition consideration	6,635	—
Issuance of unvested common stock, subject to service-based vesting conditions, in connection with acquisition	581	—
Amounts held back for acquisition consideration	11,899	—
Settlement of preexisting net receivable in exchange for net assets acquired in business combination	2,401	—
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$244,159	$444,605
Restricted cash	498	51
Total cash, cash equivalents and restricted cash	$244,657	$444,656
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
Unless otherwise expressly stated or the context otherwise requires, the terms “Remitly” and the “Company” within these notes to the Condensed Consolidated Financial Statements refer to Remitly Global, Inc. and its wholly-owned subsidiaries.
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP and therefore the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the historical audited annual consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022.
The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of Remitly Global, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed within the Condensed Consolidated Financial Statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition including the treatment of sales incentive programs, reserves for transaction losses, stock-based compensation expense, the carrying value of operating lease right-of-use assets, the recoverability of deferred tax assets, capitalization of software development costs, goodwill, and the recoverability of intangible assets. The key assumptions applied for the intangible assets include forecasted revenue and growth rates for a hypothetical market participant, selected discount rates, as well as migration curves for developed technology. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Actual results could differ from these estimates and assumptions, and these differences could be material to the Condensed Consolidated Financial Statements.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the three months ended March 31, 2023 and 2022.
For the three months ended March 31, 2023 and 2022, no individual customer represented 10% or more of the Company’s total revenues. For the three months ended March 31, 2023 and 2022, no individual customer represented 10% or more of the Company’s customer funds receivable.

Advertising Expense
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $34.6 million and $34.5 million during the three months ended March 31, 2023 and 2022, respectively.
Goodwill
Goodwill represents the excess of the purchase price over the acquisition date fair value of net assets, including the amount assigned to identifiable intangible assets, acquired in a business combination. The Company evaluates goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. The Company considers factors in performing a qualitative assessment, including, but not limited to, general macroeconomic conditions, industry and market conditions, company financial performance, changes in strategy, and other relevant entity-specific events. If the Company elects to bypass the qualitative assessment or does not pass the qualitative assessment, a quantitative assessment is performed. The quantitative assessment compares the carrying value to the fair value of goodwill, with the difference representing an impairment loss.
Intangible Assets
Intangible assets with finite lives primarily consist of developed technology, customer relationships, and trade names acquired through business combinations or asset acquisitions. Intangible assets acquired through business combination are recorded at their respective estimated acquisition date fair value and amortized over their estimated useful lives. Other intangible assets acquired through asset acquisitions are recorded at their respective cost. Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be realized over their estimated useful lives, or straight lined if not materially different.
Long-Lived Assets
The Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If any indicators of impairment are present, the Company tests recoverability. The carrying value of a long-lived asset or asset group is not recoverable if the carrying value exceeds the sum of the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset or asset group. If the estimated undiscounted future cash flows do not exceed the asset or asset group’s carrying amount, then an impairment loss is recorded, measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its estimated fair value.
Transaction Costs
Transaction costs related to business combinations are expensed as incurred and are included in ‘General and Administrative Expenses’ within the Condensed Consolidated Statements of Operations. Transaction costs include acquisition and integration costs, as well as other amounts directly attributable to business combinations. These primarily include external legal, accounting, valuation, and due diligence costs, as well as advisory and other professional services fees necessary to integrate acquired businesses.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the three months ended March 31, 2023, except as noted above.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements (“ASU”)
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASU 2014-09, Revenue from contracts with customers (“Topic 606”) to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASU Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 for public entities and December 15, 2023 for all other entities, with early adoption permitted. The Company assessed the impact of the guidance to its Condensed Consolidated Financial Statements for the three months ended March 31, 2023 and concluded that the standard did not have a material impact on its financial statements.

Accounting Pronouncements Not Yet Adopted
There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable. The Company does not believe any of these accounting pronouncements have had, or will have, a material impact on the Condensed Consolidated Financial Statements or disclosures.
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
The Company recognizes transaction revenue on a gross basis as it is the principal for fulfilling payment transactions. As the principal to the transaction, the Company controls the service of completing payments on its payment platform. The Company bears primary responsibility for the fulfillment of the payment service, is the merchant of record, contracts directly with its customers, controls the product specifications, and defines the value proposition of its services. The Company is also responsible for providing customer support. Further, the Company has full discretion over determining the fee charged to its customers, which is independent of the cost it incurs in instances where it may utilize payment processors or other financial institutions to perform services on its behalf. These fees paid to payment processors and other financial institutions are recognized as transaction expenses within the Condensed Consolidated Statements of Operations. The Company does not have any capitalized contract acquisition costs.
Deferred Revenue
The deferred revenue balances from contracts with customers were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Deferred revenue, beginning of the period	$1,108	$1,212
Deferred revenue, end of the period	833	1,068
Change in deferred revenue during the period	(275)	(144)
Revenue recognized during the three months ended March 31, 2023 and 2022 from amounts included in deferred revenue at the beginning of the period were $0.6 million and $0.5 million, respectively.

Deferred revenue represents amounts received from customers for which the performance obligations are not yet fulfilled. Deferred revenue is primarily included within ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets, as the performance obligations are expected to be fulfilled within the next year.
Sales Incentives
During the three months ended March 31, 2023 and 2022, payments made to customers resulted in reductions to revenue of $7.6 million and $4.9 million, respectively, and charges to sales and marketing expense of $4.2 million and $3.7 million, respectively.
Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location:

	Three Months Ended March 31,
(in thousands)	2023	2022
United States	$139,092	$99,357
Canada	24,859	17,279
Rest of world	39,914	19,378
Total revenue	$203,865	$136,014
Revenue is attributed to the country in which the sending customer is located.
4.    Property and Equipment
Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Capitalized internal-use software	$15,422	$14,072
Computer and office equipment	7,098	6,177
Furniture and fixtures	2,674	2,056
Leasehold improvements	7,879	7,036
Projects in process	50	722
	33,123	30,063
Less: Accumulated depreciation and amortization	(20,465)	(18,517)
Property and equipment, net	$12,658	$11,546
Depreciation and amortization expense related to property and equipment was $1.8 million and $1.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Capitalized Internal-Use Software Costs
There has been an inconsequential amount of impairment of previously capitalized costs during the three months ended March 31, 2023. There has been no impairment of previously capitalized costs during the three months ended March 31, 2022.
The Company capitalized $1.6 million and $1.1 million for internal-use software costs for three month periods ended March 31, 2023 and 2022, respectively. The Company capitalized $0.5 million and $0.3 million of stock-based compensation costs to internal-use software for the three months ended March 31, 2023 and 2022, respectively. The Company recorded amortization expense of $0.9 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, which is included in depreciation and amortization expense disclosed above.
Capitalized Cloud Computing Arrangements
The Company capitalized $0.9 million and $0.4 million related to the implementation of cloud computing arrangements during the three months ended March 31, 2023 and 2022, respectively and recorded amortization expense of $0.4 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023 and December 31, 2022, capitalized costs, net of accumulated amortization, were approximately $3.0 million and $2.5 million, respectively of which $1.5 million and $1.3 million, respectively was recorded within ‘Prepaid expenses and other current assets’ and $1.5 million and $1.2 million, respectively was recorded within ‘Other noncurrent assets, net’ on the Company's Condensed Consolidated Balance Sheets.

Amortization expense related to cloud computing arrangements for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Technology and development	$327	$110
General and administrative	24	9
Total amortization	$351	$119
5.    Business Combinations
The Company completed its acquisition of Rewire (O.S.G) Research and Development Ltd. (“Rewire”) on January 5, 2023 by acquiring all outstanding equity interests of Rewire in exchange for cash and equity consideration, described below. The acquisition of Rewire allows the Company to accelerate its opportunity to differentiate the remittance experience with complementary products, by bringing together its remittance businesses in new geographies, along with a strong team that is culturally aligned with the Company.
The acquisition meets the criteria to be accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment.
Consideration Transferred
The estimated acquisition date fair value of consideration transferred for the acquisition totaled $77.9 million, as follows:

(in thousands)	Amount
Cash paid to selling shareholders	$56,398
Equity issued to selling shareholders, including replacement of equity awards attributable to pre-combination services	7,216
Holdback liability to be settled in cash and Company equity	11,899
Effective settlement of pre-existing net receivable owed to the Company	2,401
Total consideration transferred	$77,914
The fair value of equity was determined based on the closing price of the Company’s common stock immediately prior to acquisition, and includes 694,918 shares issued in Company common stock, inclusive of 104,080 shares which are subject to service-based vesting conditions over a two year period. Approximately $0.6 million of these proceeds were accounted for as pre-combination expense, and included within the total consideration transferred noted above, with the remaining $0.9 million to be recognized as post-combination share-based compensation expense over the requisite service period. The equity issued excludes 133,309 shares and restricted stock units held back and not legally issued at acquisition date, as further discussed below.
Approximately $11.9 million of the cash and equity proceeds were held back to satisfy any necessary adjustments, including without limitation, indemnification claims related to general representations and warranties, and any net working capital adjustments. The majority of this holdback is expected to be settled in cash, and the remainder in Company common stock and restricted stock units, which approximated 133,309 shares held back and not legally issued at acquisition date. Such amounts will be settled after a 15-month holdback period, net of any amounts necessary to satisfy all unsatisfied or disputed claims for indemnification and net working capital adjustments. As of the acquisition date, this represented approximately $10.4 million in cash and $1.5 million in equity, as discussed above, issuable at the end of the holdback period in Company common stock, subject to the aforementioned adjustments.
Included in consideration transferred is the settlement of a pre-existing net receivable owed to the Company by Rewire, which was effectively settled and became intercompany arrangements as of the closing of the transaction. Excluding the impact of the outstanding net receivable owed to the Company by Rewire, the Company would have paid $2.4 million more for the business at closing, and therefore the GAAP purchase price reflects an increase in that amount. The settlement of pre-existing relationships between the Company and Rewire did not result in any material gain or loss.
Holdback Liability
The holdback of cash and equity proceeds discussed above was recorded at its acquisition date fair value and is classified as a liability within ‘Other noncurrent liabilities’ on the Company’s Condensed Consolidated Balance Sheets. The portion of the holdback to be settled in Company shares continues to be recorded at its fair value through its settlement date, with changes recorded to earnings. The estimated fair value of the portion of the holdback liability that will be settled in equity uses both observable and unobservable inputs, specifically considering the price of the Company’s common stock, as well as the probability of payout at the end of the holdback period, and is considered a Level 3 measurement, as defined in ASC 820, Fair Value Measurement (“ASC 820”).

Fair Value of Assets Acquired and Liabilities Assumed
The identifiable assets acquired and liabilities assumed of Rewire were recorded at their preliminary fair values as of the acquisition date and consolidated with those of the Company. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgments regarding estimates and assumptions. For the preliminary fair values of the assets acquired and liabilities assumed, the Company predominantly applied the cost and income approaches, including market participant assumptions. The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(in thousands)	Amount
Cash, cash equivalents, and restricted cash	$15,465
Disbursement prefunding	6,016
Customer funds receivable, net	3,423
Prepaid expenses and other assets, net	1,084
Intangible Assets
Trade name	1,000
Customer relationships	8,500
Developed technology	12,000
Goodwill	54,989
Customer liabilities	(3,075)
Assumed indebtedness	(18,784)
Other liabilities, net	(2,704)
Total purchase price	$77,914
The Company is in the process of finalizing the valuation of assets acquired and liabilities assumed of Rewire with respect to fair value of net assets acquired, their estimated useful lives, and the tax impacts of the acquisition. These amounts may be adjusted as management continues to gather and evaluate information about circumstances that existed as of the acquisition date and as the resulting fair values of net assets acquired are finalized. Measurement period adjustments will be recognized prospectively and such adjustments could be significant. The measurement period will not exceed 12 months from the date of acquisition.
Intangible Assets, including Goodwill
The acquired identified intangible assets have preliminary estimated useful lives ranging from three to five years.
The fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach used in valuing the identified intangible assets include forecasted revenue and growth rates for a hypothetical market participant, selected discount rates, as well as migration curves for developed technology.
The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributable to the revenue and cost synergies expected to arise from the acquisition through continued geographic expansion and product differentiation, along with the acquired workforce of Rewire. Goodwill is expected to be deductible for income tax purposes. The acquisition did not change the Company’s one operating segment.
Acquired Receivables
The fair value of the financial assets acquired include “Disbursement prefunding” and “Customer funds receivable, net”, with a fair value of $6.0 million and $3.4 million, respectively, as disclosed above. The Company expects to collect substantially all of these receivables.
Transaction Costs
Transaction costs totaled $1.2 million for the three months ended March 31, 2023. Such costs are primarily related to the Company’s aforementioned acquisition of Rewire. There were no transaction costs incurred for the three months ended March 31, 2022.

Other Disclosures
The results of Rewire have been included within the Condensed Consolidated Financial Statements since the date of the acquisition. Rewire’s “Revenue” and “Net Loss” included within the Condensed Consolidated Financial Statements since the acquisition date was $3.2 million and $(8.5) million, respectively.
Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. Had Rewire been acquired on January 1, 2022, the Company's revenue and expenses would not have been materially impacted; however, the Company’s net loss would have increased during 2022. Significant pro forma adjustments include transaction costs and amortization of acquired intangibles, as discussed further above.
6.    Goodwill and Intangible Assets
Goodwill
The goodwill recorded on the Condensed Consolidated Balance Sheets for the three months ended March 31, 2023 was attributable to the acquisition of Rewire completed within the period, as described further in Note 5. Business Combinations. There were no adjustments to goodwill during the three months ended March 31, 2023.
Intangible Assets
The components of identifiable intangible assets as of March 31, 2023 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(84)	$916	2.8
Customer relationships	8,500	(531)	7,969	3.8
Developed technology	12,000	(600)	11,400	4.8
Total	$21,500	$(1,215)	$20,285
Amortization expense for intangible assets was $1.2 million for the three months ended March 31, 2023.
Identifiable intangible asset balances as of December 31, 2022 were immaterial. Amortization expense for intangible assets for the three months ended March 31, 2022 was immaterial.
Expected future intangible asset amortization as of March 31, 2023 was as follows:

(in thousands)	Amount
Remainder of 2023	$3,644
2024	4,858
2025	4,858
2026	4,525
2027	2,400
Total	$20,285
7.    Fair Value Measurements
Except for the holdback liability related to the Rewire acquisition discussed in Note 5. Business Combinations, there were no financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.
The carrying values of certain financial instruments, including disbursement prefunding, customer funds receivable, accounts payable, accrued expenses and other current liabilities, customer liabilities, short-term debt, and borrowings approximate their respective fair values due to their relative short maturities. If these financial instruments were measured at fair value in the financial statements, they would be classified as Level 2.
The Company previously invested approximately $80.0 million of its cash and cash equivalents into a Level 2 term deposit during the three months ended March 31, 2022, which had an original maturity of three months or less at the time of purchase. There were no other transfers between Level 1 and Level 2 during the three months ended March 31, 2023 and 2022.

8.    Debt
Secured Revolving Credit Facility
New Revolving Credit Facility
On September 13, 2021, Remitly Global, Inc. and Remitly, Inc., a wholly-owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “New Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent, that provides for revolving commitments of $250.0 million (including a $60.0 million letter of credit sub-facility) and terminated its then-existing 2020 Credit Agreement. Proceeds under the New Revolving Credit Facility are available for working capital and general corporate purposes.
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
The New Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements, or engage in transactions with affiliates. As of March 31, 2023 and December 31, 2022, financial covenants in the New Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the New Revolving Credit Facility as of March 31, 2023 and December 31, 2022.
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
As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the New Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, the Company had $27.3 million and $22.3 million, respectively, in issued, but undrawn, standby letters of credit. As of March 31, 2023 and December 31, 2022, the Company had unused borrowing capacity of $222.7 million and $227.7 million, respectively, under the New Revolving Credit Facility.
Advance for Future Deposits
As part of the acquisition of Rewire, the Company assumed short-term indebtedness of Rewire that represents an advance for future deposits from Rewire’s amended agreement with one of its financial partners (the “Amendment” and the “Depositor”, respectively). The Amendment has a maturity date of October 2023. The Depositor made an advance payment to Rewire with respect to future deposits (the “Advance for Future Deposits”). The original amount of approximately $2.8 million was transferred as an advance under the Amendment. As of March 31, 2023, the Company had $2.5 million outstanding under the Amendment and was included within ‘Short-term debt’ on the Condensed Consolidated Balance Sheets. The Advance for Future Deposits bears a floating interest rate of 1.4%+ Prime per annum, paid on a monthly basis. The weighted-average effective interest rate as of March 31, 2023 was 5.3%. In the three months ended March 31, 2023, the Company recognized an inconsequential amount of interest expense with respect to the Advance for Future Deposits.
Assumed Short-term Debt of Rewire
As part of the acquisition of Rewire, the Company assumed the amounts due on a revolving credit line that Rewire had entered into in 2021 and the amounts due on a bridge loan that Rewire had entered into in 2022. The total outstanding amounts were repaid during the three months ended March 31, 2023, along with certain other acquired indebtedness, subsequent to the Company’s acquisition of Rewire and was included within the Condensed Consolidated Statements of Cash Flows as a financing activity.

9.    Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods indicated. As the Company reported a net loss, diluted net loss per share was the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive for all periods presented.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Numerator:
Net loss	$(28,314)	$(23,310)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	175,113,904	164,391,753
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.14)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	As of March 31,
	2023	2022
Stock options outstanding	14,074,783	21,596,404
RSUs outstanding	23,910,861	5,476,101
ESPP	1,175,687	1,379,019
Shares subject to repurchase	61,683	363,384
Unvested common stock, subject to service-based vesting conditions, issued in connection with acquisition(1)	104,080	—
Equity issuable in connection with acquisition(1)	133,309	—
Total	39,460,403	28,814,908
______________
(1) Refer to Note 5. Business Combinations for further discussion of equity issued or to be issued in connection with the Rewire acquisition.
10.    Common Stock
As of March 31, 2023, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. Through March 31, 2023 and March 31, 2022, no dividends have been declared or paid by the Company.
11.    Stock-Based Compensation
Shares Available for Issuance
As of March 31, 2023 and December 31, 2022, 17,353,843 and 10,890,112 equity incentive awards remain available for issuance under the 2021 Plan, respectively.
As of March 31, 2023 and December 31, 2022, 6,198,134 and 4,762,721 shares of common stock remain available for issuance under the ESPP.

Stock Options
The following is a summary of the Company’s stock option activity during the three months ended March 31, 2023:

	Stock Options
(in thousands, except share and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balances as of January 1, 2023	15,988,268	$4.11	6.79	$119,467
Exercised	(1,659,193)	2.87		19,007
Forfeited	(254,292)	5.60
Balances as of March 31, 2023	14,074,783	4.23	6.56	179,001
Vested and exercisable as of March 31, 2023	9,237,232	2.60	5.81	132,531
Vested and expected to vest as of March 31, 2023	14,091,466	$4.24	6.57	$179,038
_________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the three months ended March 31, 2023 and March 31, 2022.
The aggregate grant-date fair value of options vested for the three months ended March 31, 2023 and 2022 was $2.2 million and $2.9 million, respectively. The intrinsic value of options exercised for the three months ended March 31, 2023 and 2022 was $19.0 million and $12.6 million, respectively.
Restricted Stock Units
Restricted stock unit activity during the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2023	23,366,355	$11.86
Granted	3,425,404	12.41
Vested	(1,930,772)	12.53
Cancelled/forfeited	(950,126)	14.10
Unvested at March 31, 2023	23,910,861	$11.79
The weighted-average grant date fair value of RSUs, granted during the three months ended March 31, 2023 and 2022 was $12.41 and $13.06, respectively. The aggregate grant-date fair value of RSUs, vested for the three months ended March 31, 2023 and 2022 was $24.2 million and $0.5 million, respectively.
Employee Stock Purchase Plan (“ESPP”)
The offering period that commenced on September 22, 2021, for which the accounting grant date was met in October 2021, ended on February 28, 2022, due to a decline in the Company’s stock price at the end of the purchase period, triggering a new offering period, as required by the ESPP plan documents. A new 24-month offering period commenced on March 1, 2022. This event was accounted for as a modification under U.S. GAAP in the first quarter of 2022, whereby the fair value of the ESPP offering was measured immediately before and after modification, resulting in incremental stock-based compensation expense of $3.6 million, which is being recognized over the new offering period, which is deemed to be the requisite service period. A new subsequent 24-month offering period commences on March 1 and September 1 of each fiscal year.

The fair value of the ESPP offerings described above were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant date fair value inputs for new offerings which commenced during the three months ended March 31, 2023 and 2022, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

Three Months Ended March 31,
	2023	2022
Risk-free interest rates	4.83% to 5.13%	0.60% to 1.31%
Expected term (in years)	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	48.9% to 59.5%	61.0% to 73.0%
Dividend rate	—%	—%
As the March 1, 2022 offering was accounted for as a modification to the October 2021 offering, the ESPP was fair valued immediately before and after modification on March 1, 2022 to assess the incremental fair value provided as a result of the modification. The inputs to the incremental fair value are included in the table above.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, and the ESPP, included within the Condensed Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 4. Property and Equipment, was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Customer support and operations	$205	$93
Marketing	2,983	1,032
Technology and development	16,631	4,072
General and administrative	9,415	4,397
Total	$29,234	$9,594
As of March 31, 2023, the total unamortized compensation cost related to all non-vested equity awards, including options and RSUs, was $258.7 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.9 years. As of March 31, 2023, the total unrecognized compensation expense related to the ESPP was $5.8 million, which is expected to be amortized over the next 1.9 years.
The Company did not record a material income tax benefit related to stock-based compensation expense and stock option exercises, during the three months ended March 31, 2023 and 2022, since the Company currently maintains a full valuation allowance against its net deferred tax assets in the jurisdictions where material stock-based compensation expense charges are incurred, and stock option exercises occurred.
12.    Related Party Arrangements
There were no new significant related party transactions for the three months ended March 31, 2023.
13.    Income Taxes
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
The Company’s effective tax rates on pre-tax income were (1.3)% and (2.3)% for the three months ended March 31, 2023 and 2022, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% in both periods was primarily the result of foreign income taxed at different rates and changes in the U.S. valuation allowance.
The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of March 31, 2023, tax years 2012 through 2022 remain open for examination by taxing authorities.
The Company has applied ASC 740, Income Taxes (“ASC 740”), and has determined that it has no uncertain tax positions both during the three months ended March 31, 2023 and 2022. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense.

14.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of March 31, 2023 and December 31, 2022.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that it had incurred a material loss with respect to such loss contingencies, as of March 31, 2023 and December 31, 2022.
Indirect taxes
The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company continually evaluates those jurisdictions in which indirect tax obligations exist to determine whether a loss is probable, as defined under U.S. GAAP, and the amount can be estimated. Determination of whether a loss is probable, and an estimate can be made, is a complex undertaking and takes into account the judgment of management, third-party research, and the potential outcome of negotiation and interpretations by regulators and courts, among other information. Such assessments include consideration of management’s evaluation of domestic and international tax laws and regulations, external legal advice, and the extent to which they may apply to the Company’s business and industry. The Company’s assessment of probability includes consideration of recent inquiries, potential or actual self-disclosure, and applicability of tax rules. As a result of this assessment, management accrued an estimated liability of approximately $8.3 million and $6.0 million as of March 31, 2023 and December 31, 2022, respectively, reflecting the amount that the Company believes is probable and estimable. The estimated liability is recorded within ‘Accrued expenses and other current liabilities’ on the Company’s Condensed Consolidated Balance Sheets. Although the Company believes its indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits or settlements could be materially different than the amounts recorded.
Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Beginning balance	$3,762	$3,134
Provisions for transaction losses	10,108	10,590
Losses incurred, net of recoveries	(10,801)	(9,905)
Ending balance	$3,069	$3,819

15.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Trade settlement liability(1)	$14,858	$26,266
ESPP employee contributions	760	1,926
Accrued transaction expense	17,015	15,878
Accrued marketing expense	11,907	11,394
Reserve for transaction losses	3,069	3,762
Accrued salaries and benefits	8,840	4,026
Accrued taxes and taxes payable	10,901	8,288
Other accrued expenses	12,129	16,212
Total	$79,479	$87,752
_________________
(1) The trade settlement liability amount represents the total of book overdrafts and disbursement postfunding liabilities owed to the Company’s disbursement partners. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Condensed Consolidated Financial Statements and the related notes, appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2022. You should read the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q as well as in the Annual Report on Form 10-K and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.
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
To deliver on our brand promise, we have a differentiated approach that aligns with the specific needs and interests of our customers and solves the problems immigrant communities often face in making remittances. There are four core elements to our differentiated approach:
•Providing a Simple and Reliable Way of Sending Money with Our Mobile-Centric Suite of Products. As of March 31, 2023, our mobile app had a 4.9 iOS App Store rating with approximately 1 million reviewers and a 4.8 Android Google Play rating with more than 580,000 reviewers. We have achieved this level of engagement and these high ratings by designing mobile-centric products that make the customer experience simple and convenient and give our customers complete peace of mind.
Our mobile app for cross-border remittances provides an easy-to-use, end-to-end process. In just a few minutes, customers are able to set up and send money for the first time with Remitly, and repeat transactions become easier with just a few taps. Our customers and their families can also track the status of their transactions in real time. This mobile-centric experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty.
•Conveniently Putting Money Safely in the Hands of Our Customers’ Families, Wherever They Are, by Relying on Our Global Network. Our global network of funding and disbursement partnerships enables us to complete money transfers in over 4,500 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. As a result of the quality of our network and the foundational investments we have made, in general, every new send country we add results in a significant number of new corridors, as we are able to quickly connect send countries with receive countries, allowing us to continue to scale rapidly.
Our disbursement options within our global network continue to grow and remain an important driver of customer loyalty. We have partner relationships with global banks and leading payment providers to give our customers an array of payment (or pay-in) options, including with a bank account, card-based payments, and alternative payment methods. Our disbursement network provides our customers with various digital and traditional delivery methods and enables us to send (or pay-out) funds to approximately 4.0 billion bank accounts, approximately 1.2 billion mobile wallets, and over 445,000 cash pickup locations. We focus on creating financial inclusion by providing payout optionality and access for recipients who do not always have convenient access to traditional banking. We believe our focus on financial inclusion creates peace of mind for our customers and their families while attracting and retaining loyal customers. We continue to believe the quality of our network and our focus on customer preference in disbursement options remains a competitive differentiator.
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
Acquisition of Rewire
On January 5, 2023, we acquired 100% of the outstanding equity interests of Rewire (O.S.G) Research and Development Ltd., a company organized under the laws of the State of Israel (“Rewire”), for approximately $77.9 million of aggregate consideration, the majority of which was or will be settled in cash, with the remaining consideration settled or to be settled in Remitly equity. The acquisition of Rewire allows us to accelerate our opportunity to differentiate the remittance experience with complementary products, by bringing together our remittance businesses in new geographies, along with a strong team that is culturally aligned with Remitly.
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
Active Customers

	Three Months Ended March 31,
(in thousands)	2023	2022
Active customers	4,559	3,042
We believe that the number of our active customers is an important indicator of customer engagement and the overall growth of our business.
Active customers increased to approximately 4.6 million, or 50% growth, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This increase was primarily due to an increase in new customers, driven by investments in our mobile platform and efficient marketing spend, our focus on customer experience, expansion of our global disbursement network, including the Rewire acquisition, and the continued diversification across both send and receive countries. While we continue to see strong results in our largest existing receive countries, our successful diversification of our corridor portfolio across both send and receive countries has contributed to new customer growth.

Send Volume

	Three Months Ended March 31,
(in millions)	2023	2022
Send volume	$8,544	$6,094
We measure send volume to assess the scale of remittances sent using our platform. Our customers mostly send from the United States, Canada, and other countries in Europe. Our customers and their recipients are located in over 170 countries and territories across the globe; the largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased 40% to $8.5 billion for the three months ended March 31, 2023, compared to $6.1 billion for the three months ended March 31, 2022, driven by the increase in active customers.
Key Factors Affecting Our Performance
Customer Retention and High Customer Engagement
Our send volume is primarily driven by existing customers who regularly use our remittance product to send money home. We believe our mobile-first products and superior customer experience encourage high retention and repeat usage, which are significant though not the only drivers of our performance.
We measure active customers to monitor the growth and performance of our customer base. The majority of our active customers send money for recurring, non-discretionary needs multiple times per month, providing a recurring revenue stream with high visibility and predictability.
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
Customer Acquisition
Efficiently acquiring customers is critical to our growth and maintaining of attractive customer economics, which are impacted by online marketing competition, our ability to effectively target the right demographic, and competitor pricing. We have a history of successfully monitoring customer acquisition costs and will continue to be strategic and disciplined toward customer acquisition. For example, for performance marketing, we set rigorous customer acquisition targets that we continuously monitor to ensure a high return on investment over the long term, and we can increase or decrease this investment as desired. Customer acquisition costs refer to direct marketing expenses deployed to acquire new customers and primarily include digital advertising costs. As we look ahead, we remain focused on driving efficiencies across the marketing funnel.
Corridor Mix
Our business is global and certain attributes of our business vary by corridor, such as send amount, customer funding sources, and transaction frequency. For example, a period of high growth in receive corridors with large average send amounts, such as India, could disproportionately impact send volume while impacting active customers to a lesser extent. While shifts in our corridor mix could impact the trends in our global business, including send volume and customer economics, we have the ability to optimize these corridors over the long term based on their specific dynamics.
Seasonality
Our operating results and metrics are subject to seasonality, which may result in fluctuations in our quarterly revenues and operating results. For example, active customers and send volume generally peak as customers send gifts for regional and global holidays including, most notably, in the fourth quarter around the Christmas holiday. This seasonality typically drives higher fourth quarter customer acquisition, which generally results in higher fourth quarter marketing costs and transaction losses. It also results in higher transactions and transaction expenses, along with higher working capital needs. Other periods of favorable seasonality include Ramadan/Eid, Lunar New Year/Tết, and Mother’s Day, although the impact is generally lower than the seasonality we see in the fourth quarter. Conversely, we typically observe lower customer acquisition and existing customer activity through most of the first quarter, especially in regions that experience favorable seasonality in the fourth quarter.The number of business days in a quarter and the day of week that the last day of the quarter falls on may also introduce variability in our results, working capital balances, or cash flows period over period.

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
Management of Risk and Fraud
We manage fraud (e.g., through identity theft) and other illegitimate activity (e.g., money laundering) by utilizing our proprietary risk models, which include machine learning processes, early warning systems, bespoke rules, and manual investigation processes. Our models and processes enable us to identify and address complex and evolving risks in these unwanted activities, while maintaining a differentiated customer experience. In addition, we integrate historical fraud loss data and other transaction data into our risk models, which helps us identify emerging patterns and quantify fraud and compliance risks across all aspects of our customer interactions. These models and processes allow us to achieve and maintain fraud loss rates within desired guardrails, as well as tailor our risk models to target other illegitimate activity.
Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including inflation, currency fluctuations, immigration, trade and regulatory policies, the conflict in Ukraine, unemployment, potential recession, and the rate of digital remittance adoption impact demand for our services and the options that we can offer. These factors evolve over time, and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, and changes to digital adoption trends may shift the timing and volume of transactions, or the number of customers using our service. In addition, foreign currency movements do impact our business in numerous ways. For example, as the U.S. dollar strengthens, we see customers in certain markets taking advantage of the ability to get more local currency to their families and friends. We also believe the strength of the U.S. dollar and the strength of other developed market currencies versus emerging market currencies make it easier to acquire new customers in certain markets. Conversely, expansion of our international business can negatively impact our condensed consolidated results when these currencies weaken against the U.S. dollar. As we grow we are becoming more diversified across geographies and currencies which can help mitigate some localized geopolitical risks and macroeconomic trends. As foreign currency can have a significant impact on our business, we strive to maintain a diversified cash balance portfolio and frequently assess for foreign currency cash concentrations. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more comprehensive description of current business concentrations.
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
Costs and expenses
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses, and fees paid to payment processors for funding transactions. Transaction expenses also include credit losses, chargebacks, fraud prevention, fraud management tools, and compliance tools. Over the long term we expect to continue to benefit from increasing scale and improvements in our proprietary fraud models, although we expect some variability in transaction expense from quarter to quarter.
Reserve for Transaction Losses
The Company is exposed to transaction losses, including chargebacks, unauthorized credit card use, fraud associated with customer transactions, and other non-fraud-related losses. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets. The provision for transaction losses is included as a component of ‘Transaction expenses’ within the Condensed Consolidated Statements of Operations.

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
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development, and maintenance of both new and existing products and services, including salaries, benefits, stock-based compensation expense, and legal fees. Technology and development expenses also include professional services fees and costs for software subscription services, dedicated for use by the Company’s technology and development teams, as well as other company-wide technology tools. Technology and development expenses also include product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs do not qualify for capitalization.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for the Company’s finance, legal, corporate and business development, human resources, facilities, administrative personnel, and other leadership functions, including salaries, benefits, and stock-based compensation expense. General and administrative expenses also include professional services fees, software subscriptions, facilities, indirect taxes, and other corporate expenses, including acquisition and integration expenses. Such expenses primarily include external legal, accounting, valuation, and due diligence costs, advisory and other professional services fees necessary to integrate acquired businesses. See Note 5. Business Combinations in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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
Other Income (Expense), net
Other income (expense), net, primarily consists of foreign exchange gains and losses.
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

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Revenue	$203,865	$136,014	$67,851	50%
Revenue increased $67.9 million, or 50%, to $203.9 million for the three months ended March 31, 2023. This increase was primarily driven by growth in send volume, which increased 40%, to $8.5 billion for the three months ended March 31, 2023, compared to $6.1 billion for the three months ended March 31, 2022, reflecting an increase in active customers period over period and continued strength in the retention of existing customers. Rewire contributed approximately 2% to the year over year revenue growth rate.
Transaction Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Transaction expenses	$74,066	$56,263	$17,803	32%
Percentage of total revenue	36%	41%
Transaction expenses increased $17.8 million, or 32%, to $74.1 million for the three months ended March 31, 2023, compared to $56.3 million, for the three months ended March 31, 2022. The increase was primarily due to a $17.0 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients and a $1.5 million increase in other transaction expenses, primarily related to software and tools that support our compliance and risk operations. These increases were partially offset by a $0.7 million decrease in our provision for fraud and other losses.
As a percentage of revenue, transaction expenses declined to 36% for the three months ended March 31, 2023 as compared to 41% for the three months ended March 31, 2022, primarily due to better economics with partners as we are able to secure better terms with our payment and disbursement partners as a result of increasing scale, and also due to improvements in our ability to prevent fraud and other losses.
Customer Support and Operations Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Customer support and operations	$19,931	$13,870	$6,061	44%
Percentage of total revenue	10%	10%
Customer support and operations expenses increased $6.1 million, or 44%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily driven by a $2.7 million increase in third-party customer support costs, a $2.1 million increase in internal personnel costs at our sites in the Philippines, Nicaragua, Ireland, and Israel that support customer operations, and a $1.3 million increase in software and telephony costs as we supported an increased volume of active customers.
As a percentage of revenue, customer support and operations expenses remained flat at 10% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Marketing Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Marketing	$44,123	$40,621	$3,502	9%
Percentage of total revenue	22%	30%
Marketing expenses increased $3.5 million, or 9%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due primarily to an increase of $3.5 million in personnel-related costs driven by a 47% increase in marketing headcount compared to the same period in 2022, and inclusive of a $2.0 million increase in stock-based compensation expense. Contributing to the increase in our marketing headcount expense is the acquisition of Rewire.

As a percentage of revenue, marketing expenses decreased to 22% for the three months ended March 31, 2023, from 30% for the three months ended March 31, 2022. Although we have continued to experience revenue growth, our direct marketing spend, including online and offline marketing spend and promotion costs to acquire new customers, has remained relatively flat due to continued channel optimizations and momentum from a larger customer base.
Technology and Development Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Technology and development	$49,376	$23,575	$25,801	109%
Percentage of total revenue	24%	17%
Technology and development expenses increased $25.8 million, or 109% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was driven by $23.0 million in personnel-related expenses resulting from a 58% increase in headcount compared to the same period in 2022, as part of our continued investment in our technology platform, and included a $12.6 million increase in stock-based compensation expense. The increase in technology and development expense was also driven by a $1.9 million increase in software costs for cloud services to support incremental transaction volume, and $0.9 million in other costs, including professional fees and other employee costs. Contributing to the increase in our technology and development headcount expense is the acquisition of Rewire.
As a percentage of revenue, technology and development expenses increased to 24% for the three months ended March 31, 2023, from 17% for the three months ended March 31, 2022, driven by an increase in stock-based compensation expense and headcount due to hiring additional personnel and contractors who are directly engaged in developing our platform, developing complementary new products, enabling increasing automation, and providing technology support and security.
General and Administrative Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
General and administrative	$41,408	$23,342	$18,066	77%
Percentage of total revenue	20%	17%
General and administrative expenses increased $18.1 million, or 77%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This increase was primarily driven by $9.6 million in personnel-related costs due to a 53% increase in general and administrative headcount compared to the same period in 2022 and inclusive of a $5.0 million increase in stock-based compensation expense. We also experienced an increase in other operating expenses, primarily related to the growth of the business as well as public company costs, including the company-wide implementation of our first year Sarbanes-Oxley Act of 2022 (“SOX”) as a public company. The largest components of this increase included a $2.5 million increase in indirect taxes, a $2.1 million increase in professional fees, a $1.1 million increase in facilities costs, a $1.0 million increase in employee-related costs, and a $0.6 million net increase in software and other operating costs. Additionally, we incurred approximately $1.2 million in expenses related to the acquisition and integration of Rewire. Contributing to the increase in our general and administrative expenses in the quarter were additional headcount, employee-related, and facility costs as a result of the acquisition of Rewire.
As a percentage of revenue, general and administrative expenses increased to 20% for the three months ended March 31, 2023, from 17% for the three months ended March 31, 2022, due to an increase in headcount to support growth initiatives and stock-based compensation and additional headcount expense and other operating costs resulting from the acquisition of Rewire.
Depreciation and Amortization

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Depreciation and amortization	$3,029	$1,517	$1,512	100%
Percentage of revenue	1%	1%
Depreciation and amortization increased $1.5 million, or 100%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This increase is primarily driven by the amortization of acquired intangible assets, as part of the acquisition of Rewire in the first quarter of 2023.

Interest Income

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Interest income	$2,024	$36	$1,988	nm*
*not meaningful
Interest income increased $2.0 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 due to an increase in yield on interest-bearing accounts driven by the increase in the U.S. federal funds interest rate.
Interest Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Interest expense	$(389)	$(313)	$(76)	24%
Interest expense increased by an immaterial amount for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Other (expense) income, net

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Other (expense) income, net	$(1,511)	$669	$(2,180)	(326)%
Other (expense) income, net, was a $1.5 million loss for the three months ended March 31, 2023, as compared to a $0.7 million gain for the three months ended March 31, 2022, primarily due to unrealized losses and gains on foreign exchange remeasurements related to transactions associated with high-volume balance sheet amounts.
Provision for Income Taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Provision for income taxes	$370	$528	$(158)	(30)%
The provision for income taxes decreased by $0.2 million, or (30)%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to a decrease in foreign income.
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
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net loss. Adjusted EBITDA is calculated as net loss adjusted by (i) interest (income) expense, net; (ii) provision for income taxes; (iii) noncash charge of depreciation and amortization; (iv) gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment; (vi) noncash stock-based compensation expense, net; and (vii) certain transaction and integration costs associated with acquisitions.
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
•Adjusted EBITDA excludes noncash charges associated with the donation of our common stock in connection with our Pledge 1% commitment, which is recorded in general and administrative expenses;
•Adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•Adjusted EBITDA excludes certain transaction costs, primarily acquisition and integration expenses related to the Rewire acquisition. Transaction costs primarily include external legal, accounting, valuation, and due diligence costs, advisory and other professional services fees necessary to integrate acquired businesses, and the change in the fair value of the holdback liability as part of the acquisition of Rewire; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.
The following table sets forth a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(28,314)	$(23,310)
Add:
Interest (income) expense, net	(1,635)	277
Provision for income taxes	370	528
Depreciation and amortization expenses	3,029	1,517
Foreign exchange (gain) loss	1,505	(669)
Stock-based compensation expense, net	29,234	9,594
Transaction costs	1,173	—
Adjusted EBITDA	$5,362	$(12,063)
Adjusted EBITDA increased to $5.4 million for the three months ended March 31, 2023, compared to $(12.1) million for the three months ended March 31, 2022. We have benefited from revenue growth and increasing scale efficiencies in transaction expenses and marketing, partially offset by investments in our technology platform and other general and administrative expenses to support growth initiatives, including our acquisition of Rewire.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of March 31, 2023 and December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $244.2 million and $300.6 million, respectively, as well as funds available under the New Revolving Credit Facility. We have historically financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads. In addition, in September 2021, we entered into our $250.0 million New Revolving Credit Facility. During the three months ended March 31, 2023, we borrowed against part of this credit facility which we repaid in full. Operations continue to be substantially funded by the existing cash we have on hand, and then utilizing the line of credit and letter of credit sub-facility, on an as-needed basis. As of March 31, 2023, we have unused borrowing capacity of $222.7 million.
We believe that our cash, cash equivalents, and funds available under the New Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. Our material cash requirements include funds to support current and potential operating activities, capital expenditures, and other commitments, and could include other uses of cash, such as strategic investments. In addition, on January 5, 2023, we acquired 100% of the outstanding equity interests of Rewire (as defined herein) for approximately $77.9 million, which includes the fair value of cash and equity issued, or to be issued, to selling shareholders. A portion of these proceeds were held back at closing for any potential indemnity claims, which will be released after a 15-month holdback period, subject to any deductions, the majority of which will be settled in cash, with a portion in Company common stock. As of March 31, 2023, the fair value of the liability held back that will be settled in cash and Company common stock was $12.7 million.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new corridors, and the timing of introductions of new products and enhancements of existing products. Furthermore, certain jurisdictions where we operate require us to hold eligible liquid assets, based on regulatory or legal requirements, equal to the aggregate amount of all customer balances. In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, we expect that our operating expenses may continue to increase to support the continued growth of our business, including increased investments in our technology to support product improvements, new product development, and geographic expansion. We also routinely enter into marketing and advertising contracts, software subscriptions and other service arrangements, including cloud infrastructure arrangements, which are generally entered into in the ordinary course of business, and that can include minimum purchase quantities, requiring us to utilize cash on hand to fulfill these amounts. Refer to “Contractual Obligations and Commitments” discussed further below.
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
The following table shows a summary of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$433	$40,250
Investing activities	(43,093)	(1,625)
Financing activities	(13,637)	2,601
The year over year change in our cash, cash equivalents, and restricted cash balances is primarily driven by timing of customer transaction-related balances to fund the weekend, as the March 31, 2023 quarter closed on a Friday, as opposed to a Thursday in prior year, as well as activity related to our acquisition of Rewire, further discussed below.
Cash Flows
Operating Activities
Our main sources of operating cash are transaction fees charged to customers and foreign exchange spreads on transactions. Our primary uses of cash from operating activities have been for advertising expenses used to attract new customers, transaction expenses that include fees paid to payment processors and disbursement partners, personnel-related expenses, technology, and other general corporate expenditures. Our changes in operating cash flows are heavily impacted by the timing of customer transactions and, in particular, the day of the week that the quarter end falls on, including holidays and long weekends. For example we generally have higher prefunding amounts if the quarter closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction-related balances period over period and can reduce our cash position at a particular point in time. These balances within our Condensed Consolidated Statements of Cash Flows include disbursement prefunding, customer funds receivable, customer liabilities, book overdrafts, and disbursement postfunding liabilities, which are included within the line item ‘Accrued expenses and other liabilities’.
For the three months ended March 31, 2023, net cash provided by operating activities was $0.4 million, which was primarily driven by a net loss of $28.3 million, excluding $33.3 million of noncash charges included within net loss for the period, and unfavorable changes in our operating assets and liabilities of $4.6 million.
For the three months ended March 31, 2022, net cash provided by operating activities was $40.3 million, which primarily consisted of favorable changes in our operating assets and liabilities of $52.4 million, partially offset by a net loss of $23.3 million, and excluding $11.2 million of noncash charges included within net loss for the period. The main driver for the favorable change in operating assets and liabilities was a decrease in disbursement prefunding of $62.5 million, which related to a higher than average balance as of the prior year end to fund disbursement partners for expected send volume over a long holiday weekend. This was partially offset by an increase of $14.5 million in customer funds receivable due to timing of cash receipts from customers.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment, capitalization of internal-use software, and cash paid for acquisitions of businesses, net of acquired cash, cash equivalents, and restricted cash.
Net cash used in investing activities was $43.1 million for the three months ended March 31, 2023, primarily related to the acquisition of Rewire, purchases of property and equipment to support the increase in headcount, and capitalization of internal-use software costs.

Net cash used in investing activities was $1.6 million for the three months ended March 31, 2022, primarily related to purchases of property and equipment to support the increase in headcount and capitalization of internal-use software costs.
Financing Activities
Cash used in financing activities consists primarily of proceeds from the exercise of stock options, offset by the repayment of assumed indebtedness from the acquisition of Rewire.
Net cash used in financing activities for the three months ended March 31, 2023 of $13.6 million was primarily driven by repayment of assumed indebtedness of $17.1 million, partially offset by proceeds from the exercise of stock options of $4.8 million.
Net cash provided by financing activities for the three months ended March 31, 2022 of $2.6 million was driven by proceeds from the exercise of stock options of $2.6 million.
Contractual Obligations and Commitments
Our principal commitments consist of standby letters of credits, long-term leases, and other purchase commitments entered into in the normal course of business. In addition, we routinely enter into marketing and advertising contracts, software subscriptions or other service arrangements, including cloud infrastructure arrangements, that contractually obligate us to purchase services, including minimum service quantities, unless we give notice of cancellation based on the applicable terms of the agreements. Most contracts are typically cancelable within a period of less than one year, although some of our larger software or cloud service subscriptions require multi-year commitments. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. In addition, we have entered into the following commitments during 2023:
•On February 19, 2023, we entered into a lease for an office in Israel. This lease commenced in 2023 and will expire in 2027. Total incremental estimated cash payments that will be made over the course of the lease agreement total approximately $6.0 million. This lease has been recorded in accordance with ASC 842, Leases, on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2023.
During the three months ended March 31, 2023, there were no other material changes outside of the ordinary course of business to the contractual obligations and contingencies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. For further discussion of commitments and contingencies, also refer to Note 14. Commitments and Contingencies to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than 12 months, and are typically month-to-month in nature. As described in the Notes to the Condensed Consolidated Financial Statements, we elected not to record leases on our Condensed Consolidated Balance Sheets if the lease term is 12 months or less. For further information on our lease arrangements, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
Critical Accounting Policies and Estimates
The Company’s Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. The Company’s estimates are based on historical experience and on various other factors that it believes are reasonable under the circumstances. Actual results may differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes, other than as described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the Company’s critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued Accounting Pronouncements
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk-sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity investment risk. Management establishes and oversees the implementation of policies governing our investing, funding, and foreign currency activities in order to mitigate market risks. We monitor risk exposures on an ongoing basis.

Credit Risk
We have a limited number of pay-in payment processors and therefore we are exposed to credit risk relating to those pay-in payment providers if, in the course of a transaction, we were to disburse funds to the recipient but the pay-in payment provider did not deliver our customer’s funds to us (for example, due to their illiquidity). We mitigate this credit risk by engaging with reputable pay-in payment providers and entering into written agreements with pay-in providers allowing for legal recourse. We are also exposed to credit risk relating to many of our disbursement partners when we prefund or remit funds in advance of having collected funds from our customers through our pay-in payment processors, if our disbursement partners fail to disburse funds according to our instructions (for example, due to their insufficient capital). We mitigate these credit exposures by engaging with reputable disbursement partners and performing a credit review before onboarding each disbursement partner and by negotiating for post-funding arrangements where circumstances permit. We also periodically review credit ratings, or, if unavailable, other financial documentation, of both our pay-in payment providers and disbursement partners. We have not experienced significant losses during the periods presented.
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
•While the majority of our revenue and expenses are denominated in the U.S. dollar, certain of our international operations are conducted in foreign currencies, a significant portion of which occur in Canada and Europe. Changes in the relative value of the U.S. dollar to other currencies may affect revenue and other operating results as expressed in U.S. dollars. In addition, our international subsidiary financial statements are denominated in and operated in currencies outside of the U.S. dollar. As such, the Condensed Consolidated Financial Statements will continue to remain subject to the impact of foreign currency translation, as our international business continues to grow. In periods where other currencies weaken against the U.S. dollar, this can negatively impact our consolidated results which are reported in U.S. dollars.
As of March 31, 2023 and December 31, 2022, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net loss was generated, would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $12.7 million and $10.2 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of transactions sent through our platform. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023.

Part II. Other Information
Item 1. Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, reputation, financial condition, future results, or the trading price of the Company’s stock. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, reputation, financial condition, and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
On January 5, 2023, we completed the acquisition of Rewire and issued 617,542 shares of our common stock to former shareholders of Rewire in connection with the acquisition. The shares were issued to former shareholders that were not a “U.S. person,” as defined in Rule 902 of Regulation S under the Securities Act, or were an “accredited investor,” and the issuances exempt from the registration requirements of the Securities Act under Regulation S and Rule 506 of Regulation D, respectively. The shares bear a restrictive Securities Act legend.
Use of Proceeds
In September 2021, we completed our initial public offering (the “IPO”), in which we issued and sold 7,000,000 shares of our common stock at $43.00 per share. Concurrently, 5,162,777 shares were sold by certain of our existing stockholders. In addition, we concurrently issued 581,395 shares of common stock in a private placement at the same offering price as the IPO. We received net proceeds of $305.2 million for the IPO and private placement, after deducting underwriting discounts and other fees of $20.8 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 24, 2021 pursuant to Rule 424(b) under the Securities Act.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Restated Bylaws		10-Q	001-40822	3.4	November 12, 2021
10.1	Forms of Change in Control and Severance Agreement for executive officers		S-1/A	333-259167	10.6	September 14, 2021
10.2	Amended and Restated Offer Letter, dated as of April 6, 2023, by and between the Registrant and Rene Yoakum	x
10.3	Amended and Restated Offer Letter, dated as of April 6, 2023, by and between the Registrant and Ankur Sinha	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
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

Remitly Global, Inc.

Date:	May 8, 2023	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2023	By:	/s/ Hemanth Munipalli
Hemanth Munipalli
Chief Financial Officer
(Principal Financial and Accounting Officer)