Form 10-Q
period 2023-06-30
Remitly Global, Inc.
filed 2023-08-03
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2023, the registrant had 181,198,646 shares of common stock, $0.0001 par value per share, outstanding.

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

Part 1. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$227,507	$300,635
Disbursement prefunding	281,940	158,055
Customer funds receivable, net	138,870	191,402
Prepaid expenses and other current assets	30,848	19,327
Total current assets	679,165	669,419
Property and equipment, net	13,380	11,546
Operating lease right-of-use assets	11,718	8,675
Goodwill	54,940	—
Intangible assets, net	19,071	—
Other noncurrent assets, net	6,253	6,313
Total assets	$784,527	$695,953
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,608	$6,794
Customer liabilities	102,262	111,075
Short-term debt	2,432	—
Accrued expenses and other current liabilities	98,717	87,752
Operating lease liabilities	5,637	3,521
Total current liabilities	226,656	209,142
Operating lease liabilities, noncurrent	7,239	5,674
Long-term debt	34,000	—
Other noncurrent liabilities	895	1,050
Total liabilities	$268,790	$215,866
Commitments and Contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of June 30, 2023 and December 31, 2022 both; 181,161,726 and 173,250,865 shares issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively	18	17
Additional paid-in capital	936,496	854,276
Accumulated other comprehensive loss	(150)	(743)
Accumulated deficit	(420,627)	(373,463)
Total stockholders’ equity	515,737	480,087
Total liabilities and stockholders’ equity	$784,527	$695,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$234,033	$157,255	$437,898	$293,269
Costs and expenses
Transaction expenses(1)	80,187	60,826	154,253	117,089
Customer support and operations(1)	21,483	16,855	41,414	30,725
Marketing(1)	53,600	43,849	97,723	84,470
Technology and development(1)	54,309	36,083	103,685	59,658
General and administrative(1)	39,490	37,509	80,898	60,851
Depreciation and amortization	3,187	1,510	6,216	3,027
Total costs and expenses	252,256	196,632	484,189	355,820
Loss from operations	(18,223)	(39,377)	(46,291)	(62,551)
Interest income	1,368	439	3,392	475
Interest expense	(592)	(332)	(981)	(645)
Other (expense) income, net	(1,546)	1,687	(3,057)	2,356
Loss before provision for income taxes	(18,993)	(37,583)	(46,937)	(60,365)
(Benefit) provision for income taxes	(143)	662	227	1,190
Net loss attributable to common stockholders	$(18,850)	$(38,245)	$(47,164)	$(61,555)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.23)	$(0.27)	$(0.37)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	179,076,496	166,498,333	177,105,720	165,450,862
__________________
(1) Exclusive of depreciation and amortization, shown separately, above

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(18,850)	$(38,245)	$(47,164)	$(61,555)
Other comprehensive income (loss):
Foreign currency translation adjustments	245	(1,271)	593	(1,267)
Comprehensive loss	$(18,605)	$(39,516)	$(46,571)	$(62,822)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2023
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	173,250,865	$17	$854,276	$(743)	$(373,463)	$480,087
Issuance of common stock in connection with ESPP	297,095	—	2,729	—	—	2,729
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	3,589,965	1	4,992	—	—	4,993
Issuance of common stock for acquisition consideration	590,838	—	6,635	—	—	6,635
Issuance of common stock, subject to service-based vesting conditions, in connection with acquisition	104,080	—	581	—	—	581
Taxes paid related to net shares settlement of equity awards	(99,550)	—	(1,413)	—	—	(1,413)
Stock-based compensation expense	—	—	29,775	—	—	29,775
Other comprehensive income	—	—	—	348	—	348
Net loss	—	—	—	—	(28,314)	(28,314)
Balance as of March 31, 2023	177,733,293	$18	$897,575	$(395)	$(401,777)	$495,421
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	3,468,316	—	3,586	—	—	3,586
Taxes paid related to net shares settlement of equity awards	(39,883)	—	(698)	—	—	(698)
Stock-based compensation expense	—	—	36,033	—	—	36,033
Other comprehensive income	—	—	—	245	—	245
Net loss	—	—	—	—	(18,850)	(18,850)
Balance as of June 30, 2023	181,161,726	$18	$936,496	$(150)	$(420,627)	$515,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2022
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 1, 2022	164,239,555	$16	$739,503	$253	$(259,444)	$480,328
Issuance of common stock in connection with ESPP	202,213	—	1,882	—	—	1,882
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	1,696,601	1	2,677	—	—	2,678
Stock-based compensation expense	—	—	9,921	—	—	9,921
Other comprehensive income	—	—	—	4	—	4
Net loss	—	—	—	—	(23,310)	(23,310)
Balance as of March 31, 2022	166,138,369	$17	$753,983	$257	$(282,754)	$471,503
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	1,653,909	—	2,154	—	—	2,154
Taxes paid related to net shares settlement of equity awards	(2,627)	—	(30)	—	—	(30)
Stock-based compensation expense	—	—	33,114	—	—	33,114
Other comprehensive loss	—	—	—	(1,271)	—	(1,271)
Net loss	—	—	—	—	(38,245)	(38,245)
Balance as of June 30, 2022	167,789,651	$17	$789,221	$(1,014)	$(320,999)	$467,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(47,164)	$(61,555)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,216	3,027
Stock-based compensation expense, net	64,434	42,135
Other	2,203	179
Changes in operating assets and liabilities:
Disbursement prefunding	(117,870)	(39,873)
Customer funds receivable	54,245	(29,868)
Prepaid expenses and other assets	(10,344)	(2,687)
Operating lease right-of-use assets	2,434	1,743
Accounts payable	10,180	4,317
Customer liabilities	(12,477)	60,279
Accrued expenses and other liabilities	(1,518)	50,395
Operating lease liabilities	(1,806)	(2,062)
Net cash (used in) provided by operating activities	(51,467)	26,030
Cash flows from investing activities
Purchases of property and equipment	(1,566)	(1,492)
Capitalized internal-use software costs	(2,344)	(1,688)
Cash paid for acquisition, net of acquired cash, cash equivalents, and restricted cash	(40,933)	—
Net cash used in investing activities	(44,843)	(3,180)
Cash flows from financing activities
Proceeds from exercise of stock options	8,333	4,467
Proceeds from revolving credit facility borrowings	334,000	—
Repayments of revolving credit facility borrowings	(300,000)	—
Taxes paid related to net share settlement of equity awards	(2,111)	(30)
Repayment of assumed indebtedness	(17,068)	—
Net cash provided by financing activities	23,154	4,437
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	663	(840)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(72,493)	26,447
Cash, cash equivalents, and restricted cash at beginning of period	300,734	403,313
Cash, cash equivalents, and restricted cash at end of period	$228,241	$429,760
Supplemental disclosure of cash flow information
Cash paid for interest	$771	$465
Cash paid for income taxes	804	829
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,414	$6,932
Vesting of early exercised options	245	393
Noncash issuance of common stock in connection with ESPP	2,729	1,882
Stock-based compensation expense capitalized to internal-use software	1,374	900
Issuance of common stock for acquisition consideration	6,635	—
Issuance of unvested common stock, subject to service-based vesting conditions, in connection with acquisition	581	—
Amounts held back for acquisition consideration	11,899	—
Settlement of preexisting net receivable in exchange for net assets acquired in business combination	2,401	—
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$227,507	$429,709
Restricted cash included in prepaid expenses and other current assets	680	—
Restricted cash included in other noncurrent assets, net	54	51
Total cash, cash equivalents and restricted cash	$228,241	$429,760
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
The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of Remitly Global, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed within the Condensed Consolidated Financial Statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition including the treatment of sales incentive programs, reserves for transaction losses, stock-based compensation expense, the carrying value of operating lease right-of-use assets, the recoverability of deferred tax assets, capitalization of software development costs, goodwill, and the recoverability of intangible assets. The key assumptions applied for value of the intangible assets include forecasted revenue and growth rates for a hypothetical market participant, selected discount rates, as well as migration curves for developed technology. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Actual results could differ from these estimates and assumptions, and these differences could be material to the Condensed Consolidated Financial Statements.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the three and six months ended June 30, 2023 and 2022.
For the three and six months ended June 30, 2023 and 2022, no individual customer represented 10% or more of the Company’s total revenues or the Company’s customer funds receivable.

Restricted Cash
The Company has relationships with certain payment processors that are responsible for processing the Company’s incoming customer payments. These processors require the Company to maintain certain restricted cash balances as collateral throughout the term of the processor arrangement. In addition, the Company may be required to maintain restricted cash as a result of other contractual arrangements with vendors and partners. Restricted cash is classified within ‘Prepaid expenses and other current assets’ and ‘Other noncurrent assets, net’ on the Condensed Consolidated Balance Sheets, based on its contractual terms. Prior year amounts have been reclassified on the Condensed Consolidated Balance Sheet to conform to the current year presentation.
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
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $40.6 million and $36.0 million during the three months ended June 30, 2023 and 2022, respectively. Advertising expenses totaled $75.2 million and $70.6 million during the six months ended June 30, 2023 and 2022, respectively.
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
Out-of-Period Adjustment
The Condensed Consolidated Financial Statements for the three months ended June 30, 2022 include an adjustment of $6.3 million to stock-based compensation expense and additional paid-in capital, to correct for an error identified by management during the preparation of the financial statements for the three months ended June 30, 2022. This adjustment is to reflect the straight-lining of expense over the full service period for graded-vested stock-based compensation awards under ASC 718, Compensation - Stock Compensation, of which $1.9 million relates to the three months ended March 31, 2022, and the remaining $4.4 million amount relates to prior annual fiscal periods. Management has determined that this error was not material to the historical financial statements in any individual period or in the aggregate and did not result in the previously issued financial statements being materially misstated. Additionally, although the impact to the three months ended June 30, 2022 is material, the impact to full year 2022 results is not material. As such, management recorded the correction as an out-of-period adjustment in the three months ended June 30, 2022. Substantially all of the cumulative adjustment was related to stock-based compensation for personnel who support our general and administrative functions and was recorded to ‘General and Administrative expenses’ in the three months ended June 30, 2022.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the six months ended June 30, 2023, except as noted above.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASU 2014-09, “Revenue from contracts with customers” (“Topic 606”) to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 for public entities and December 15, 2023 for all other entities, with early adoption permitted. The Company assessed the impact of the guidance to its Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 and concluded that the standard did not have a material impact on its financial statements.
Accounting Pronouncements Not Yet Adopted
There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable. The Company does not believe any of these accounting pronouncements have had, or will have, a material impact on the Condensed Consolidated Financial Statements or disclosures.
3.    Revenue
The Company’s primary source of revenue is generated from its remittance business. Revenue is earned from transaction fees charged to customers and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on the Company’s currency purchases. Revenue is recognized when control of these services is transferred to the Company’s customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided. The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which includes the following steps:
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
Deferred Revenue
The deferred revenue balances from contracts with customers were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Deferred revenue, beginning of the period	$833	$1,068	$1,108	$1,212
Deferred revenue, end of the period	626	1,084	626	1,084
Revenue recognized during the three month periods ended June 30, 2023 and 2022 from amounts included in deferred revenue at the beginning of the period were $0.5 million and $0.4 million, respectively.
Revenue recognized during the six month periods ended June 30, 2023 and 2022 from amounts included in deferred revenue at the beginning of the period were $0.6 million and $0.5 million, respectively.
Deferred revenue represents amounts received from customers for which the performance obligations are not yet fulfilled. Deferred revenue is primarily included within ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets, as the performance obligations are expected to be fulfilled within the next year.
Sales Incentives
During the three months ended June 30, 2023 and 2022, payments made to customers resulted in reductions to revenue of $8.0 million and $5.9 million, respectively, and charges to ‘Marketing expenses’ within the Condensed Consolidated Statement of Operations of $4.3 million and $4.9 million, respectively.
During the six months ended June 30, 2023 and 2022, payments made to customers resulted in reductions to revenue of $15.6 million and $10.8 million, respectively, and charges to ‘Marketing expenses’ within the Condensed Consolidated Statement of Operations of $8.5 million and $8.6 million, respectively.
Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location, attributed to the country in which the sending customer is located:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
United States	$158,994	$116,561	$298,086	$215,918
Canada	27,478	19,080	52,337	36,359
Rest of world	47,561	21,614	87,475	40,992
Total revenue	$234,033	$157,255	$437,898	$293,269

4.    Property and Equipment
Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Capitalized internal-use software	$17,556	$14,072
Computer and office equipment	7,589	6,177
Furniture and fixtures	2,520	2,056
Leasehold improvements	7,952	7,036
Projects in process	23	722
Total gross property and equipment	35,640	30,063
Less: Accumulated depreciation and amortization	(22,260)	(18,517)
Property and equipment, net	$13,380	$11,546
Depreciation and amortization expense related to property and equipment was $2.0 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively.
Depreciation and amortization expense related to property and equipment was $3.8 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively.
Capitalized Internal-Use Software Costs
The Company capitalized $2.1 million and $1.5 million for internal-use software costs for three months ended June 30, 2023 and 2022, respectively, including $0.9 million and $0.6 million, respectively, of stock-based compensation costs to internal-use software. The Company recorded amortization expense of $1.0 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, which is included in ‘Depreciation and amortization expense’ within the Condensed Consolidated Statements of Operations.
The Company capitalized $3.7 million and $2.6 million for internal-use software costs during the six months ended June 30, 2023 and 2022, respectively, including $1.4 million and $0.9 million, respectively, of stock-based compensation costs to internal-use software. The Company recorded amortization expense of $1.9 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively, which is included in ‘Depreciation and amortization expense’ within the Condensed Consolidated Statements of Operations.
Capitalized Costs of Cloud Computing Arrangements
The Company capitalized $1.0 million and $0.3 million related to the implementation of cloud computing arrangements during the three months ended June 30, 2023 and 2022, respectively.
The Company capitalized $1.9 million and $0.7 million related to the implementation of cloud computing arrangements during the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023 and December 31, 2022, capitalized costs, net of accumulated amortization, were approximately $3.6 million and $2.5 million, respectively of which $1.9 million and $1.3 million, respectively was recorded within ‘Prepaid expenses and other current assets’ and $1.7 million and $1.2 million, respectively was recorded within ‘Other noncurrent assets, net’ on the Company's Condensed Consolidated Balance Sheets.
Amortization expense related to capitalized implementation costs for cloud computing arrangements for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Technology and development	$344	$137	$671	$247
General and administrative	65	6	89	15
Total amortization	$409	$143	$760	$262

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
Holdback Liability
The holdback of cash and equity proceeds discussed above was recorded at its acquisition date fair value and was classified as a liability within ‘Other noncurrent liabilities’ on the Company’s Condensed Consolidated Balance Sheets at the acquisition date. The portion of the holdback to be settled in Company shares continues to be recorded at its fair value through its settlement date, with changes recorded to earnings. The estimated fair value of the portion of the holdback liability that will be settled in equity uses both observable and unobservable inputs, specifically considering the price of the Company’s common stock, as well as the probability of payout at the end of the holdback period, and is considered a Level 3 measurement, as defined in ASC 820, Fair Value Measurement (“ASC 820”). As of June 30, 2023, the holdback liability was recorded within ‘Accrued expenses and other current liabilities’ on the Company’s Condensed Consolidated Balance Sheets as the liability is set to be fulfilled within twelve months of the balance sheet date.

During the three and six months ended June 30, 2023, the Company recorded $0.2 million and $1.0 million, respectively, to reflect the change in the fair value of the holdback liability, recorded within ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations. As of June 30, 2023, the fair value of the holdback liability was $12.9 million, of which $10.4 million will be paid in cash and the remainder in equity.
Fair Value of Assets Acquired and Liabilities Assumed
The identifiable assets acquired and liabilities assumed of Rewire were recorded at their preliminary fair values as of the acquisition date and consolidated with those of the Company. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgments regarding estimates and assumptions. For the preliminary fair values of the assets acquired and liabilities assumed, the Company predominantly applied the cost and income approaches, including market participant assumptions. The key assumptions in applying the income approach used in valuing the identified intangible assets include forecasted revenue and growth rates for a hypothetical market participant, selected discount rates, as well as migration curves for developed technology. The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed based on their acquisition-date fair values:

(in thousands)	Purchase Price Allocation
Cash, cash equivalents, and restricted cash	$15,465
Disbursement prefunding	6,016
Customer funds receivable, net	3,423
Prepaid expenses and other assets, net	1,187
Intangible Assets
Trade name	1,000
Customer relationships	8,500
Developed technology	12,000
Goodwill	54,940
Customer liabilities	(3,075)
Advance for future deposits	(2,550)
Other assumed indebtedness	(16,234)
Other liabilities, net	(2,758)
Total consideration transferred	$77,914
As of June 30, 2023, the valuation of assets acquired and liabilities assumed of Rewire is substantially complete except with respect to the finalization of certain assets and liabilities, including underlying assumptions for developed technology and the tax impacts of the acquisition. These amounts may be further adjusted as management continues to gather and evaluate information about circumstances that existed as of the acquisition date, and as the resulting fair values of net assets acquired are finalized, and such adjustments could be significant. The measurement period will not exceed 12 months from the date of acquisition.
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
Acquired Receivables
The fair value of the financial assets acquired include ‘Disbursement prefunding’ and ‘Customer funds receivable, net’, with a fair value of $6.0 million and $3.4 million, respectively, as disclosed above. The Company expects to collect substantially all of these receivables.
Transaction Costs
Transaction costs totaled $0.5 million and $1.7 million for the three and six months ended June 30, 2023. Transaction costs totaled $0.8 million for the three and six months ended June 30, 2022. Such costs are primarily related to the Company’s aforementioned acquisition of Rewire.

Other Disclosures
The results of Rewire have been included within the Condensed Consolidated Financial Statements since the date of the acquisition. Rewire’s ‘Revenue’ included within the Condensed Consolidated Statements of Operations since the acquisition date was $3.7 million and $6.9 million, for the three and six months ended June 30, 2023, respectively. Rewire’s ‘Net Loss’ included within the Condensed Consolidated Statements of Operations since the acquisition date was $(9.7) million and $(18.2) million for the three and six months ended June 30, 2023, respectively.
Pro forma financial information has not been presented, as revenue and expenses related to the acquisition did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. Had Rewire been acquired on January 1, 2022, the Company's revenue and expenses would not have been materially impacted; however, the Company’s net loss would have increased during 2022. Significant pro forma adjustments include transaction costs and amortization of acquired intangibles, as discussed further above.
6.    Goodwill and Intangible Assets
Goodwill
The goodwill recorded on the Condensed Consolidated Balance Sheets as of June 30, 2023 was attributable to the acquisition of Rewire completed within the period, including measurement period adjustments, as described further in Note 5. Business Combinations. There were no other adjustments to goodwill during the six months ended June 30, 2023.
Intangible Assets
The components of identifiable intangible assets as of June 30, 2023 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(167)	$833	2.5
Customer relationships	8,500	(1,062)	7,438	3.5
Developed technology	12,000	(1,200)	10,800	4.5
Total	$21,500	$(2,429)	$19,071
The acquired identified intangible assets have preliminary estimated useful lives ranging from three to five years. Amortization expense for intangible assets was $1.2 million and $2.4 million for the three and six months ended June 30, 2023.
Identifiable intangible asset balances as of December 31, 2022, and related amortization expense for the three and six months ended June 30, 2022, were immaterial.
Expected future intangible asset amortization as of June 30, 2023 was as follows:

(in thousands)	Amount
Remainder of 2023	$2,430
2024	4,858
2025	4,858
2026	4,525
2027	2,400
Total	$19,071
7.    Fair Value Measurements
Except for the holdback liability related to the Rewire acquisition discussed in Note 5. Business Combinations, there were no financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.
The carrying values of certain financial instruments, including disbursement prefunding, customer funds receivable, accounts payable, accrued expenses and other current liabilities, customer liabilities, short-term debt, and long-term debt approximate their respective fair values due to their relative short maturities. If these financial instruments were measured at fair value in the financial statements, they would be classified as Level 2.
The Company previously invested approximately $80.0 million of its cash and cash equivalents into a Level 2 term deposit during the three months ended March 31, 2022, which had an original maturity of three months or less at the time of purchase. Upon maturity, in the three months ended June 30, 2022, the Company re-invested approximately $50.0 million, into a new term deposit. There were no other transfers between Level 1 and Level 2 during the three and six months ended June 30, 2023 and 2022.

8.    Debt
Secured Revolving Credit Facility
New Revolving Credit Facility
On September 13, 2021, Remitly Global, Inc. and Remitly, Inc., a wholly-owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “New Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent, that provides for revolving commitments of $250.0 million (including a $60.0 million letter of credit sub-facility) and terminated its then-existing 2020 Credit Agreement. Proceeds under the New Revolving Credit Facility are available for working capital and general corporate purposes. The New Revolving Credit Facility was amended on June 26, 2023 to reflect changes as a result of the sunsetting of the LIBOR interest rate, as noted below. No other changes were made to the New Revolving Credit Facility. The Company evaluated the amendment as a debt modification pursuant to ASC 470-50, Debt — Modification and Extinguishment, noting no material impact. Unamortized debt issuance costs continue to be amortized over the term of the New Revolving Credit Facility.
The New Revolving Credit Facility has a maturity date of September 13, 2026. Borrowings under the New Revolving Credit Facility accrue interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the New Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the NYFRB Rate in effect for such day plus 0.50% and (c) the Adjusted Term SOFR Rate for an interest period of one month plus 1.00% (subject to a floor of 1.00%) plus 0.50% per annum or (2) the Adjusted Term SOFR Rate (subject to a floor of 0.00%) plus 1.50% per annum. Such interest is payable (a) with respect to loans bearing interest based on the Alternate Base Rate, the last day of each March, June, September and December and (b) with respect to loans bearing interest based on the Adjusted Term SOFR Rate, at the end of each applicable interest period, but in no event less frequently than every three months. In addition, an unused commitment fee, which accrues at a rate per annum equal to 0.25% of the unused portion of the revolving commitments, is payable on the last day of each March, June, September and December.
The New Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements, or engage in transactions with affiliates. As of June 30, 2023 and December 31, 2022, financial covenants in the New Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the New Revolving Credit Facility as of June 30, 2023 and December 31, 2022.
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
As of June 30, 2023 and December 31, 2022, the Company had $34.0 million and no outstanding borrowings under the New Revolving Credit Facility, respectively. The weighted-average interest rate as of June 30, 2023 was 8.75%. As of June 30, 2023 and December 31, 2022, the Company had $26.0 million and $22.3 million, respectively, in issued, but undrawn, standby letters of credit. As of June 30, 2023 and December 31, 2022, the Company had unused borrowing capacity of $190.0 million and $227.7 million, respectively, under the New Revolving Credit Facility.
Advance for Future Deposits
As part of the acquisition of Rewire, the Company assumed short-term indebtedness of Rewire that represents an advance for future deposits from Rewire’s amended agreement with one of its financial partners (the “Amendment” and the “Depositor”, respectively) entered into in October 2021. The Amendment has a maturity date of November 2023. The Depositor made an advance payment to Rewire with respect to future deposits (the “Advance for Future Deposits”). The original amount of 9.0 million Israeli shekel, approximately $2.8 million, was transferred as an advance under the Amendment. As of June 30, 2023, the Company had $2.4 million outstanding under the Amendment and was included within ‘Short-term debt’ on the Condensed Consolidated Balance Sheets. The change in the outstanding balance is driven by the change in the foreign exchange conversion rate. The Advance for Future Deposits bears a floating interest rate of 1.4%+ Israeli Prime per annum, paid on a monthly basis. The Israeli Prime rate (“Israeli Prime”) is defined as the Bank of Israel rate + 1.5%. The weighted-average interest rate as of June 30, 2023 was 3.0%.
Assumed Short-term Debt of Rewire
As part of the acquisition of Rewire, the Company assumed the amounts due on a revolving credit line that Rewire had entered into in 2021 and the amounts due on a bridge loan that Rewire had entered into in 2022. The total outstanding amounts were repaid during the six months ended June 30, 2023, along with certain other acquired indebtedness, subsequent to the Company’s acquisition of Rewire and was included within the Condensed Consolidated Statements of Cash Flows as a financing activity.

9.    Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods indicated. As the Company reported a net loss, diluted net loss per share was the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(18,850)	$(38,245)	$(47,164)	$(61,555)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	179,076,496	166,498,333	177,105,720	165,450,862
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.23)	$(0.27)	$(0.37)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	As of June 30,
	2023	2022
Stock options outstanding	12,641,385	20,158,090
RSUs outstanding	27,783,207	17,245,351
ESPP	1,133,662	1,693,831
Shares subject to repurchase	31,549	278,155
Unvested common stock, subject to service-based vesting conditions, issued in connection with acquisition(1)	104,080	—
Equity issuable in connection with acquisition(1)	133,309	—
Total	41,827,192	39,375,427
__________
(1) Refer to Note 5. Business Combinations for further discussion of equity issued or to be issued in connection with the Rewire acquisition.
10.    Common Stock
As of June 30, 2023, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the six months ended June 30, 2023 and June 30, 2022.
11.    Stock-Based Compensation
Shares Available for Issuance
As of June 30, 2023 and December 31, 2022, 11,511,797 and 10,890,112 equity incentive awards remain available for issuance under the 2021 Plan, respectively.
As of June 30, 2023 and December 31, 2022, 6,198,134 and 4,762,721 shares of common stock remain available for issuance under the ESPP.

Stock Options
The following is a summary of the Company’s stock option activity during the six months ended June 30, 2023:

	Stock Options
(in thousands, except share and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balances as of January 1, 2023	15,988,268	$4.11	6.79	$119,467
Exercised	(2,895,765)	2.70		38,750
Forfeited	(451,118)	5.83
Balances as of June 30, 2023	12,641,385	4.37	6.40	182,621
Vested and exercisable as of June 30, 2023	8,718,668	2.81	5.76	139,547
Vested and expected to vest as of June 30, 2023	12,627,934	$4.39	6.41	$182,218
_________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the six months ended June 30, 2023 and June 30, 2022.
The aggregate grant-date fair value of options vested for the six months ended June 30, 2023 and 2022 was $4.4 million and $7.1 million, respectively. The intrinsic value of options exercised for the six months ended June 30, 2023 and 2022 was $38.8 million and $19.3 million, respectively.
Restricted Stock Units
Restricted stock unit activity during the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2023	23,366,355	$11.86
Granted	10,170,057	16.24
Vested	(4,137,181)	12.18
Cancelled/forfeited	(1,616,024)	13.51
Unvested at June 30, 2023	27,783,207	$13.32
The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2023 and 2022 was $16.24 and $10.68, respectively. The aggregate grant-date fair value of RSUs vested for the six months ended June 30, 2023 and 2022 was $50.4 million and $8.2 million, respectively.
Employee Stock Purchase Plan (“ESPP”)
The offering period that commenced on September 22, 2021, for which the accounting grant date was met in October 2021, ended on February 28, 2022, due to a decline in the Company’s stock price at the end of the purchase period, triggering a new offering period, as required by the ESPP plan documents. A new 24-month offering period commenced on March 1, 2022. This event was accounted for as a modification under GAAP in the first quarter of 2022, whereby the fair value of the ESPP offering was measured immediately before and after modification, resulting in incremental stock-based compensation expense of $3.6 million, which is being recognized over the new offering period, which is deemed to be the requisite service period. A new subsequent 24-month offering period commences on March 1 and September 1 of each fiscal year.

The fair value of the ESPP offerings described above were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant date fair value inputs for new offerings which commenced during the six months ended June 30, 2023 and 2022, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

Six Months Ended June 30,
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
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, and the ESPP, included within the Condensed Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 4. Property and Equipment, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Customer support and operations	$419	$277	$624	$370
Marketing	4,727	2,765	7,710	3,797
Technology and development	18,588	13,649	35,219	17,721
General and administrative	11,466	15,850	20,881	20,247
Total	$35,200	$32,541	$64,434	$42,135
As of June 30, 2023, the total unamortized compensation cost related to all non-vested equity awards, including options and RSUs, was $337.2 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.8 years. As of June 30, 2023, the total unrecognized compensation expense related to the ESPP was $4.5 million, which is expected to be amortized over the next 1.7 years.
12.    Related Party Arrangements
There were no significant related party transactions for the three and six months ended June 30, 2023 and 2022.
13.    Income Taxes
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
The Company’s effective tax rates on pre-tax income were 0.8% and (1.8)% for the three months ended June 30, 2023 and 2022, respectively and (0.5)% and (2.0)% for the six months ended June 30, 2023 and 2022, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21.0% in both periods was primarily the result of foreign income taxed at different rates and changes in the U.S. valuation allowance, as well a discrete income tax benefit related to excess stock-based compensation deductions during the three months ended June 30, 2023.
The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of June 30, 2023, tax years 2012 through 2022 remain open for examination by taxing authorities.
The Company has applied ASC 740, Income Taxes (“ASC 740”), and has determined that it has no uncertain tax positions, with the exception of the tax positions open as part of the Rewire acquisition as disclosed in Note 5. Business Combinations, both during the three and six months ended June 30, 2023 and 2022. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense.

14.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of June 30, 2023 and December 31, 2022.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies, as of June 30, 2023 and December 31, 2022.
Indirect taxes
The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company continually evaluates those jurisdictions in which indirect tax obligations exist to determine whether a loss is probable, as defined under GAAP, and the amount can be estimated. Determination of whether a loss is probable, and an estimate can be made, is a complex undertaking and takes into account the judgment of management, third-party research, and the potential outcome of negotiation and interpretations by regulators and courts, among other information. Such assessments include consideration of management’s evaluation of domestic and international tax laws and regulations, external legal advice, and the extent to which they may apply to the Company’s business and industry. The Company’s assessment of probability includes consideration of recent inquiries, potential or actual self-disclosure, and applicability of tax rules. As a result of this assessment, management accrued an estimated liability of approximately $7.1 million and $6.0 million as of June 30, 2023 and December 31, 2022, respectively, reflecting the amount that the Company believes is probable and estimable. The estimated liability is recorded within ‘Accrued expenses and other current liabilities’ on the Company’s Condensed Consolidated Balance Sheets. Although the Company believes its indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits or settlements could be materially different than the amounts recorded.
Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$3,069	$3,819	$3,762	$3,134
Provisions for transaction losses	9,038	7,645	19,146	18,235
Losses incurred, net of recoveries	(9,299)	(9,200)	(20,100)	(19,105)
Ending balance	$2,808	$2,264	$2,808	$2,264

15.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Trade settlement liability(1)	$20,123	$26,266
ESPP employee contributions	2,764	1,926
Accrued transaction expense	16,619	15,878
Accrued marketing expense	11,777	11,394
Reserve for transaction losses	2,808	3,762
Accrued salaries, benefits, and related taxes	10,597	4,026
Accrued taxes and taxes payable	8,493	8,288
Holdback liability(2)	12,910	—
Other accrued expenses	12,626	16,212
Total	$98,717	$87,752
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
(2) Refer to Note 5. Business Combinations for further detail on the Holdback liability.

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
To deliver on our brand promise, we have a differentiated approach that aligns with the specific needs and interests of our customers and solves the problems immigrant communities often face in making remittances. There are four core elements to our differentiated approach:
•Providing a Simple and Reliable Way of Sending Money with Our Mobile-Centric Suite of Products. As of June 30, 2023, our Remitly mobile app had a 4.9 iOS App Store rating with approximately 1.2 million reviewers and a 4.8 Android Google Play rating with approximately 650,000 reviewers. We have achieved this level of engagement and these high ratings by designing mobile-centric products that make the customer experience simple and convenient and give our customers complete peace of mind.
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
•Conveniently Putting Money Safely in the Hands of Our Customers’ Families, Wherever They Are, by Relying on Our Global Network. Our global network of funding and disbursement partnerships enables us to complete money transfers in approximately 4,800 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. As a result of the quality of our network and the foundational investments we have made, in general, every new send country we add results in a significant number of new corridors, as we are able to quickly connect send countries with receive countries, allowing us to continue to scale rapidly.
Our disbursement options within our global network continue to grow and remain an important driver of customer loyalty. We have partner relationships with global banks and leading payment providers to give our customers an array of payment (or pay-in) options, including with a bank account, card-based payments, and alternative payment methods. Our disbursement network provides our customers with various digital and traditional delivery methods and enables us to send (or pay-out) funds to approximately 4.0 billion bank accounts, approximately 1.2 billion mobile wallets, and over 460,000 cash pickup locations. We focus on creating financial inclusion by providing payout optionality and access for recipients who do not always have convenient access to traditional banking. We believe our focus on financial inclusion creates peace of mind for our customers and their families while attracting and retaining loyal customers. We continue to believe the quality of our network and our focus on customer preference in disbursement options remain a competitive differentiator.
•Creating Trusted and Personalized Experiences with Our Localization Expertise at Scale. We believe our expertise in localizing our marketing, products, and customer support at scale is a key differentiator and enables us to provide customers with a personalized experience that drives peace of mind. Localization can mean many things. To us, it means speaking with our customers in their preferred language, reaching them through the media channels they frequent, and being culturally relevant through their journey. While our business is global, we recognize the importance of a culturally relevant experience being delivered to our customers and their families in the many countries we serve. We strive to deliver marketing, product, and support experiences that connect with them in meaningful ways. For example, we tailor our customer experience with more than 15 native languages, and we provide peace of mind with our global customer support team. Additionally, for disbursement of funds, we partner with local brands that are among the most trusted and recognized by our customers and their families.

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
Active Customers

	Three Months Ended June 30,
(in thousands)	2023	2022
Active customers	5,033	3,419
We believe that the number of our active customers is an important indicator of customer engagement and the overall growth of our business.
Active customers increased to approximately 5.0 million, or 47% growth, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This increase was primarily due to an increase in new customers, driven by investments in our mobile platform and efficient marketing spend, our focus on customer experience, expansion of our global disbursement network, and the continued diversification across both send and receive countries. While we continue to see strong results in our largest existing receive countries, our successful diversification of our corridor portfolio across both send and receive countries has contributed to new customer growth.

Send Volume

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Send volume	$9,580	$6,964	$18,124	$13,058
We measure send volume to assess the scale of remittances sent using our platform. Our customers mostly send from the United States, Canada, and other countries in Europe. Our customers and their recipients are located in over 170 countries and territories across the globe; the largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased 38% to $9.6 billion for the three months ended June 30, 2023, compared to $7.0 billion for the three months ended June 30, 2022, driven by the increase in active customers.
Send volume increased 39%, to $18.1 billion for the six months ended June 30, 2023, compared to $13.1 billion for the six months ended June 30, 2022, driven by the increase in active customers.
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
Customer Acquisition
Efficiently acquiring customers is critical to our growth and maintaining of attractive customer economics, which are impacted by online marketing competition, our ability to effectively target the right demographic, and competitor pricing. We have a history of successfully monitoring customer acquisition costs and will continue to be strategic and disciplined toward customer acquisition. For example, for performance marketing, we set rigorous customer acquisition targets that we continuously monitor to ensure a high return on investment over the long term, and we can increase or decrease this investment as desired. Customer acquisition costs refer to direct marketing expenses deployed to acquire new customers and primarily include digital advertising costs. As we look ahead, we expect to increase our investment in marketing.
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
Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including inflation, currency fluctuations, immigration, trade and regulatory policies, the conflict in Ukraine, global crises and natural disasters, unemployment, potential recession, and the rate of digital remittance adoption impact demand for our services and the options that we can offer. These factors evolve over time, and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, and changes to digital adoption trends may shift the timing and volume of transactions, or the number of customers using our service. In addition, foreign currency movements do impact our business in numerous ways. For example, as the U.S. dollar strengthens, we see customers in certain markets taking advantage of the ability to get more local currency to their families and friends. We also believe the strength of the U.S. dollar and the strength of other developed market currencies versus emerging market currencies make it easier to acquire new customers in certain markets. Conversely, expansion of our international business can negatively impact our condensed consolidated results when these currencies weaken against the U.S. dollar. As we grow we are becoming more diversified across geographies and currencies which can help mitigate some localized geopolitical risks and macroeconomic trends. As foreign currency can have a significant impact on our business, we strive to maintain a diversified cash balance portfolio and frequently assess for foreign currency cash concentrations. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Company’s Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more comprehensive description of current business concentrations.
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
Provisions for Transaction Losses
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
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development, and maintenance of both new and existing products and services, including salaries, benefits, and stock-based compensation expense. Technology and development expenses also include professional services fees and costs for software subscription services dedicated for use by the Company’s technology and development teams, as well as other company-wide technology tools. Technology and development expenses also include product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs do not qualify for capitalization.
We believe delivering new functionality and improving existing technology is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments to expand our solutions in order to enhance our customers’ experience and satisfaction, and to attract new customers.
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

Results of Operations
Comparison of the three and six months ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Revenue	$234,033	$157,255	$76,778	49%	$437,898	$293,269	$144,629	49%
Revenue increased $76.8 million and $144.6 million, or 49%, for the three and six months months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. This increase was primarily driven by an increase in active customers period over period and continued strength in the retention of existing customers, as well as a continued mix shift trending towards digital disbursements. Rewire contributed approximately 2% to the year over year revenue growth rate in both periods.
As a reflection of this growth, send volume increased 38%, to $9.6 billion for the three months ended June 30, 2023, and 39%, to $18.1 billion for the six months ended June 30, 2023, as compared to $7.0 billion and $13.1 billion, for the three and six months ended June 30, 2022, respectively.
Transaction Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Transaction expenses	$80,187	$60,826	$19,361	32%	$154,253	$117,089	$37,164	32%
Percentage of total revenue	34%	39%			35%	40%
Transaction expenses increased $19.4 million, or 32%, to $80.2 million for the three months ended June 30, 2023, compared to $60.8 million for the three months ended June 30, 2022. The increase was primarily due to a $17.5 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, a $1.2 million increase in our provision for fraud and other losses, and a $0.7 million increase in other transaction expenses, primarily related to software and tools that support our compliance and risk operations.
Transaction expenses increased $37.2 million, or 32%, to $154.3 million for the six months ended June 30, 2023, compared to $117.1 million, for the six months ended June 30, 2022. The increase was primarily due to a $34.5 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, a $2.1 million increase in other transaction expenses, primarily related to software and tools that support our compliance and risk operations, and a $0.6 million increase in our provision for fraud and other losses.
As a percentage of revenue, transaction expenses decreased to 34% and 35% for the three and six months ended June 30, 2023, respectively, as compared to 39% and 40% for the three six months June 30, 2022, respectively. The decrease was primarily due to better economics with partners as we are able to secure better terms with our payment and disbursement partners as a result of increasing scale, and also due to improvements in our ability to prevent fraud and other losses.
Customer Support and Operations Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Customer support and operations	$21,483	$16,855	$4,628	27%	$41,414	$30,725	$10,689	35%
Percentage of total revenue	9%	11%			9%	10%
Customer support and operations expenses increased $4.6 million, or 27%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily driven by a $2.2 million increase in third-party customer support costs, a $1.5 million increase in internal personnel costs at our sites in the Philippines, Nicaragua, Ireland, and Israel that support customer operations, and a $1.2 million increase in software and telephony costs as we supported an increased volume of active customers, partially offset by a $0.3 million decrease in other operating expenses.

Customer support and operations expenses increased $10.7 million, or 35%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily driven by a $5.0 million increase in third-party customer support costs, a $3.6 million increase in internal personnel costs at our sites in the Philippines, Nicaragua, Ireland, and Israel that support customer operations, and a $2.4 million increase in software and telephony costs as we supported an increased volume of active customers, partially offset by by a $0.3 million decrease in other operating expenses.
As a percentage of revenue, customer support and operations expenses decreased to 9% for both the three and six months ended June 30, 2023, from 11% and 10% for the three and six months ended June 30, 2022, respectively, due to process improvements and automation driving scale across customer support headcount at internal and third party customer support sites.
Marketing Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Marketing	$53,600	$43,849	$9,751	22%	$97,723	$84,470	$13,253	16%
Percentage of total revenue	23%	28%			22%	29%
Marketing expenses increased $9.8 million, or 22%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due primarily to an increase of $4.8 million in direct marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $4.1 million, driven by a 65% increase in marketing headcount compared to the same period in 2022, and inclusive of a $2.0 million increase in stock-based compensation expense. The increase in marketing expense was also driven by a $0.9 million increase in other marketing expenses, including professional fees, software, employee-related costs, and indirect marketing. Contributing to the increase in our marketing headcount expense and direct marketing expense is the acquisition of Rewire.
Marketing expenses increased $13.3 million, or 16%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due primarily to an increase of $7.3 million in personnel-related costs driven by a 56% increase in marketing headcount compared to the same period in 2022, and inclusive of a $3.9 million increase in stock-based compensation expense. The increase in marketing expense was also driven by a $4.7 million increase in direct marketing expense, including online and offline marketing spend and promotion costs to acquire new customers, as well as an increase in $1.3 million in other marketing expenses, including software and indirect marketing. Contributing to the increase in our marketing headcount expense and direct marketing expense is the acquisition of Rewire.
As a percentage of revenue, marketing expenses decreased to 23% and 22% for the three and six months ended June 30, 2023, respectively, from 28% and 29% for the three and six months ended June 30, 2022, due to continued channel optimizations and momentum from a larger customer base.
Technology and Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Technology and development	$54,309	$36,083	$18,226	51%	$103,685	$59,658	$44,027	74%
Percentage of total revenue	23%	23%			24%	20%
Technology and development expenses increased $18.2 million, or 51% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was driven by $15.2 million in personnel-related expenses resulting from a 61% increase in headcount compared to the same period in 2022, as part of our continued investment in our technology platform, and included a $4.9 million increase in stock-based compensation expense. The increase in technology and development expense was also driven by a $2.3 million increase in software costs for cloud services to support incremental transaction volume, and a $0.7 million increase in professional fees. Contributing to the increase in our technology and development headcount expense is the acquisition of Rewire.
As a percentage of revenue, technology and development expenses remained flat at 23% for the three months ended June 30, 2023, from 23% for the three months ended June 30, 2022.
Technology and development expenses increased $44.0 million, or 74%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was driven by $38.2 million in personnel-related expenses resulting from a 60% increase in headcount compared to the same period in 2022, as part of our continued investment in our technology platform, and included a $17.5 million increase in stock-based compensation expense. The increase in technology and development expense was also driven by a $4.0 million increase in software costs for cloud services to support incremental transaction volume, a $1.1 million increase in professional fees, and a $0.7 million increase in employee-related costs. Contributing to the increase in our technology and development headcount expense is the acquisition of Rewire.
As a percentage of revenue, technology and development expenses increased to 24% for the six months ended June 30, 2023, from 20% for the six months ended June 30, 2022, driven by an increase in stock-based compensation expense and headcount due to hiring additional personnel and contractors who are directly engaged in developing our platform, developing complementary new products, enabling increasing automation, and providing technology support and security, and inclusive of our acquisition of Rewire.

General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
General and administrative	$39,490	$37,509	$1,981	5%	$80,898	$60,851	$20,047	33%
Percentage of total revenue	17%	24%			18%	21%
Included in the three months ended June 30, 3022 results is approximately $6.5 million of stock-based compensation expense related to a prior period that was identified and corrected for in the three months ended June 30, 2022, of which $5.2 million is also included in the six months ended June 30, 2022. The discussion below excludes this amount from the three and six months ended June 30, 2022 results in all places, for comparative purposes. Excluding the aforementioned amount, general and administrative expenses would have increased $8.5 million, or 27%, and $25.2 million, or 45%, for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively.
The increase in general and administrative expenses for the three and six months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily driven by an increase in personnel-related costs and other operating expenses, primarily to support the growth of the business. Contributing to the increase in our general and administrative expenses were additional headcount, employee-related costs, facility costs, and professional fees as a result of the acquisition of Rewire.
For the three months ended June 30, 2023, personnel-related expenses increased $5.3 million, inclusive of $2.1 million increase in stock-based compensation expense, as a result of a 43% increase in general and administrative headcount compared to the same period in 2022. We also experienced an increase in other operating expenses of $3.2 million, primarily driven by employee-related costs and professional fees.
For the six months ended June 30, 2023, personnel-related expenses increased $13.5 million, inclusive of a $5.8 million increase in stock-based compensation expense, as a result of a 48% increase in general and administrative headcount compared to the same period in 2022. We also experienced an increase in other operating expenses of $10.2 million, driven by a $3.4 million increase in professional fees, a $2.3 million increase in employee-related costs, a $1.8 million increase in facilities costs, a $1.7 million increase in indirect taxes, and a $1.0 million increase in software. Additionally, we incurred approximately $1.5 million in expenses related to the acquisition and integration of Rewire.
As a percentage of revenue, general and administrative expenses slightly decreased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, as we begin to leverage scale in our general and administrative functions as a result of our continued revenue growth.
Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Depreciation and amortization	$3,187	$1,510	$1,677	111%	$6,216	$3,027	$3,189	105%
Percentage of revenue	1%	1%			1%	1%
Depreciation and amortization increased $1.7 million, or 111%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Depreciation and amortization increased $3.2 million, or 105%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in both periods is primarily driven by the amortization of acquired intangible assets, as part of the acquisition of Rewire in the first quarter of 2023.
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Interest income	$1,368	$439	$929	nm	$3,392	$475	$2,917	nm
nm = not meaningful
Interest income increased by $0.9 million and $2.9 million for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. These increases are primarily due to an increase in yield on interest-bearing accounts driven by the increase in the U.S. federal funds interest rate.

Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Interest expense	$(592)	$(332)	$(260)	78%	$(981)	$(645)	$(336)	52%
Interest expense increased by $0.3 million for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, primarily due to draws on the New Revolving Credit Facility in the current year which did not occur in the prior year.
Other (expense) income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Other (expense) income, net	$(1,546)	$1,687	$(3,233)	(192)%	$(3,057)	$2,356	$(5,413)	(230)%
Other (expense) income, net, was a $1.5 million loss for the three months ended June 30, 2023, as compared to a $1.7 million gain for the three months ended June 30, 2022. Other (expense) income, net, was a $3.1 million loss for the six months ended June 30, 2023, as compared to a $2.4 million gain for the six months ended June 30, 2022. The change in other (expense) income, net is primarily due to unrealized losses and gains on foreign exchange remeasurements related to transactions associated with high-volume balance sheet amounts.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
(Benefit) provision for income taxes	$(143)	$662	$(805)	(122)%	$227	$1,190	$(963)	(81)%
The (benefit) provision for income taxes decreased in both the three months and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to a discrete income tax benefit related to excess stock-based compensation deductions in the three months ended June 30, 2023.
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
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net loss. Adjusted EBITDA is calculated as net loss adjusted by (i) interest (income) expense, net; (ii) (benefit) provision for income taxes; (iii) noncash charge of depreciation and amortization; (iv) gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment; (vi) noncash stock-based compensation expense, net; and (vii) certain transaction and integration costs associated with acquisitions.
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
The following table sets forth a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(18,850)	$(38,245)	$(47,164)	$(61,555)
Add:
Interest (income) expense, net	(776)	(107)	(2,411)	170
(Benefit) provision for income taxes	(143)	662	227	1,190
Depreciation and amortization	3,187	1,510	6,216	3,027
Foreign exchange (gain) loss	1,482	(1,687)	2,987	(2,356)
Stock-based compensation expense, net	35,200	32,541	64,434	42,135
Transaction costs	316	—	1,489	—
Adjusted EBITDA	$20,416	$(5,326)	$25,778	$(17,389)
Adjusted EBITDA was $20.4 million for the three months ended June 30, 2023, compared to $(5.3) million for the three months ended June 30, 2022. Adjusted EBITDA was $25.8 million for the six months ended June 30, 2023, compared to $(17.4) million for the six months ended June 30, 2022. The significant year over year increase in Adjusted EBITDA is primarily a result of revenue growth and increasing scale efficiencies in transaction expenses and marketing, partially offset by investments in our technology platform to support growth initiatives, including our acquisition of Rewire.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of June 30, 2023 and December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $227.5 million and $300.6 million, respectively, as well as funds available under the New Revolving Credit Facility, which we entered into in September 2021. We have historically financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads. In recent periods, we have supplemented those cash flows with borrowings on our New Revolving Credit Facility, primarily to support customer transaction volumes during peak periods, which we expect to continue to do in the future. During the six months ended June 30, 2023, we borrowed $334.0 million against this credit facility, of which we repaid $300.0 million. The outstanding balance of $34.0 million as of June 30, 2023 was subsequently repaid the following business day on July 3, 2023. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the New Revolving Credit Facility (including the letter of credit sub-facility), which has included active borrowings and repayments during 2023. As of June 30, 2023, we have unused borrowing capacity of $190.0 million.
We believe that our cash, cash equivalents, and funds available under the New Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. Our material cash requirements include funds to support current and potential operating activities, capital expenditures, and other commitments, and could include other uses of cash, such as strategic investments. In addition, on January 5, 2023, we acquired 100% of the outstanding equity interests of Rewire (as defined herein) for approximately $77.9 million, which includes the fair value of cash and equity issued, or to be issued, to selling shareholders. A portion of these proceeds were held back at closing for any potential indemnity claims, which will be released after a 15-month holdback period, subject to any deductions, the majority of which will be settled in cash, with a portion in Company common stock. As of June 30, 2023, the fair value of the liability held back that will be settled in cash and Company common stock was $12.9 million and is expected to be settled in the next 12 months.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new corridors, and the timing of introductions of new products and enhancements of existing products, and other strategic investments. Furthermore, certain jurisdictions where we operate require us to hold eligible liquid assets, based on regulatory or legal requirements, equal to the aggregate amount of all customer balances. In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, we expect that our operating expenses may continue to increase to support the continued growth of our business, including increased investments in our technology to support product improvements, new product development, and geographic expansion. We also routinely enter into marketing and advertising contracts, software subscriptions and other service arrangements, including cloud infrastructure arrangements, which are generally entered into in the ordinary course of business, and that can include minimum purchase quantities, requiring us to utilize cash on hand to fulfill these amounts. Refer to “Contractual Obligations and Commitments” discussed further below.
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
The following table shows a summary of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(51,467)	$26,030
Investing activities	(44,843)	(3,180)
Financing activities	23,154	4,437
The year over year change in our cash, cash equivalents, and restricted cash balances is primarily driven by timing of customer transaction-related balances to fund the weekend, as the June 30, 2023 quarter closed on a Friday, as opposed to a Thursday in prior year, as well as activity related to our acquisition of Rewire and our draws on the New Revolving Credit Facility, offset by repayments, further discussed below.
Cash Flows
Operating Activities
Our main sources of operating cash are transaction fees charged to customers and foreign exchange spreads on transactions. Our primary uses of cash from operating activities have been for advertising expenses used to attract new customers, transaction expenses that include fees paid to payment processors and disbursement partners, personnel-related expenses, technology, and other general corporate expenditures. Our changes in operating cash flows are heavily impacted by the timing of customer transactions and, in particular, the day of the week that the quarter end falls on, including holidays and long weekends. For example we generally have higher prefunding amounts if the quarter closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction-related balances period over period and can reduce our cash position at a particular point in time. These balances within our Condensed Consolidated Statements of Cash Flows include disbursement prefunding, customer funds receivable, customer liabilities, and book overdrafts and disbursement postfunding liabilities, both of which are included within the line item ‘Accrued expenses and other liabilities’.
For the six months ended June 30, 2023, net cash used in operating activities was $51.5 million, which was primarily driven by an increase in overall growth in our global network of funding and disbursement partnerships and an increase in volume of customer transactions to support the holiday weekend, which encompassed both domestic and international holidays. Specifically, as a result of both growth and timing, we saw an increase disbursement prefunding of $117.9 million, offset by a decrease in customer funds receivable of $54.2 million, which were the key drivers for the unfavorable changes in our operating assets and liabilities of $77.2 million. This change in our operating assets and liabilities was also partially offset by cash generated from our operations, when excluding the $72.9 million of noncash charges included within the $47.2 million net loss for the period.
For the six months ended June 30, 2022, net cash provided by operating activities was $26.0 million, which primarily consisted of favorable changes in our operating assets and liabilities of $42.3 million, partially offset by a net loss of $61.6 million, and excluding $45.3 million of noncash charges included within net loss for the period. The main drivers for the favorable change in operating assets and liabilities were an increase in customer funds liability of $60.3 million due to growth in our business and timing of disbursements and an increase in accrued expenses and other liabilities of $50.4 million due to an increased amount of book overdrafts and disbursement postfunding liabilities driven by the timing of our cash transfers and settlement of customer liabilities. This was partially offset by an increase in disbursement prefunding of $39.9 million, which related to a higher than average balance as of the current period end to fund disbursement partners for expected send volume over a long holiday weekend, combined with an increase of $29.9 million in customer funds receivable due to timing of cash receipts from customers.

Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment, capitalization of internal-use software, and cash paid for acquisitions of businesses, net of acquired cash, cash equivalents, and restricted cash.
Net cash used in investing activities was $44.8 million for the six months ended June 30, 2023, primarily related to the acquisition of Rewire. Net cash used in investing activities also includes purchases of property and equipment to support the increase in headcount, and capitalization of internal-use software costs.
Net cash used in investing activities was $3.2 million for the six months ended June 30, 2022, primarily related to purchases of property and equipment to support the increase in headcount and capitalization of internal-use software costs.
Financing Activities
Cash provided by financing activities consists primarily of borrowings on the Company’s line of credit and proceeds from the exercise of stock options, offset by repayments of borrowings and other indebtedness.
Net cash provided by financing activities for the six months ended June 30, 2023 of $23.2 million was primarily driven by aggregate proceeds on the New Revolving Credit Facility of $334.0 million and proceeds from the exercise of stock options of $8.3 million, offset by aggregate repayments of borrowings on the New Revolving Credit Facility of $300.0 million and the repayment of assumed indebtedness of $17.1 million associated with the acquisition of Rewire.
Net cash provided by financing activities for the six months ended June 30, 2022 of $4.4 million was primarily driven by proceeds from the exercise of stock options of $4.5 million.
Contractual Obligations and Commitments
Our principal commitments consist of standby letters of credit, long-term leases, and other purchase commitments entered into in the normal course of business. In addition, we routinely enter into marketing and advertising contracts, software subscriptions or other service arrangements, including cloud infrastructure arrangements, that contractually obligate us to purchase services, including minimum service quantities, unless we give notice of cancellation based on the applicable terms of the agreements. Most contracts are typically cancelable within a period of less than one year, although some of our larger software or cloud service subscriptions require multi-year commitments. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments.
In addition, on February 19, 2023, we entered into a lease for an office in Israel. This lease commenced in 2023 and will expire in 2027. Total incremental estimated cash payments that will be made over the course of the lease agreement total approximately $6.0 million. This lease has been recorded in accordance with ASC 842, Leases, on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2023.
During the six months ended June 30, 2023, other than software, cloud infrastructure, and marketing contracts entered into in the normal course of business, there were no other material changes to the contractual obligations and contingencies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. For further discussion of commitments and contingencies, also refer to Note 14. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2023, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than 12 months, and are typically month-to-month in nature. As described in the Notes to the Condensed Consolidated Financial Statements, we elected not to record leases on our Condensed Consolidated Balance Sheets if the lease term is 12 months or less. For further information on our lease arrangements, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
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
There have been no material changes, other than as described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements and as described below to the Company’s critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Impairment of goodwill and other intangible assets
Goodwill and indefinite-lived intangible assets are subject to an impairment assessment annually, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Long-lived assets, other than goodwill and indefinite-lived intangible assets, are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. If the carrying value of the asset cannot be recovered from estimated future cash flows, undiscounted and without interest, the fair value of the asset is calculated using the present value of estimated net future cash flows. If the carrying amount of the asset exceeds its fair value, an impairment is recorded.
The impairment assessments involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions.
Recently Issued Accounting Pronouncements
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Company’s Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
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
•While the majority of our revenue and expenses are denominated in the U.S. dollar, certain of our international operations are conducted in foreign currencies, a significant portion of which occur in Canada and Europe. Changes in the relative value of the U.S. dollar to other currencies may affect revenue and other operating results as expressed in U.S. dollars. In addition, certain of our international subsidiary financial statements are denominated in and operated in currencies outside of the U.S. dollar. As such, the Condensed Consolidated Financial Statements will continue to remain subject to the impact of foreign currency translation, as our international business continues to grow. In periods where other currencies weaken against the U.S. dollar, this can negatively impact our consolidated results which are reported in U.S. dollars.

As of June 30, 2023 and December 31, 2022, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net loss was generated, would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $24.0 million and $10.2 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of transactions sent through our platform. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023.

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
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, none of our officers or directors adopted, modified or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Restated Bylaws		10-Q	001-40822	3.4	November 12, 2021
10.1	Forms of Change in Control and Severance Agreement for executive officers		S-1/A	333-259167	10.6	September 14, 2021
10.2	Amended and Restated Offer Letter, dated as of April 6, 2023, by and between the Registrant and Rene Yoakum		10-Q	001-40822	10.2	May 8, 2023
10.3	Amended and Restated Offer Letter, dated as of April 6, 2023, by and between the Registrant and Ankur Sinha		10-Q	001-40822	10.3	May 8, 2023
10.4
Amendment No. 1, dated June 26, 2023, to the Revolving Credit and Guaranty Agreement dated as of September 13, 2021 among Remitly Global, Inc. and Remitly, Inc., the guarantors party thereto, the lenders and issuing banks party thereto and J.P. Morgan Chase Bank, N.A.
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

Remitly Global, Inc.

Date:	August 3, 2023	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2023	By:	/s/ Hemanth Munipalli
Hemanth Munipalli
Chief Financial Officer
(Principal Financial and Accounting Officer)