Form 10-Q
period 2023-09-30
Remitly Global, Inc.
filed 2023-11-01
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2023, the registrant had 185,157,741 shares of common stock, $0.0001 par value per share, outstanding.

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
•    uncertainties regarding the impact of general economic and market conditions, including as a result of currency fluctuations, inflation, or regional and global conflicts, such as the conflict in Israel, or related government sanctions;
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

Part 1. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$223,273	$300,635
Disbursement prefunding	216,232	158,055
Customer funds receivable, net	259,316	191,402
Prepaid expenses and other current assets	30,015	19,327
Total current assets	728,836	669,419
Property and equipment, net	14,713	11,546
Operating lease right-of-use assets	10,299	8,675
Goodwill	54,940	—
Intangible assets, net	17,856	—
Other noncurrent assets, net	6,106	6,313
Total assets	$832,750	$695,953
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,861	$6,794
Customer liabilities	143,116	111,075
Short-term debt	2,354	—
Accrued expenses and other current liabilities	131,671	87,752
Operating lease liabilities	5,395	3,521
Total current liabilities	300,397	209,142
Operating lease liabilities, noncurrent	5,749	5,674
Other noncurrent liabilities	812	1,050
Total liabilities	$306,958	$215,866
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of September 30, 2023 and December 31, 2022 both; 185,128,562 and 173,250,865 shares issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively	19	17
Additional paid-in capital	983,197	854,276
Accumulated other comprehensive loss	(1,142)	(743)
Accumulated deficit	(456,282)	(373,463)
Total stockholders’ equity	525,792	480,087
Total liabilities and stockholders’ equity	$832,750	$695,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$241,629	$169,259	$679,527	$462,528
Costs and expenses
Transaction expenses(1)	85,742	69,872	239,995	186,961
Customer support and operations(1)	21,190	18,142	62,604	48,867
Marketing(1)	61,351	43,337	159,074	127,807
Technology and development(1)	57,014	36,178	160,699	95,836
General and administrative(1)	49,817	35,504	130,715	96,355
Depreciation and amortization	3,418	1,843	9,634	4,870
Total costs and expenses	278,532	204,876	762,721	560,696
Loss from operations	(36,903)	(35,617)	(83,194)	(98,168)
Interest income	1,808	1,400	5,200	1,875
Interest expense	(585)	(330)	(1,566)	(975)
Other income (expense), net	283	1,765	(2,774)	4,121
Loss before provision for income taxes	(35,397)	(32,782)	(82,334)	(93,147)
Provision for income taxes	258	287	485	1,477
Net loss	$(35,655)	$(33,069)	$(82,819)	$(94,624)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.20)	$(0.46)	$(0.57)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	182,598,013	168,604,378	178,956,602	166,517,398
__________________
(1) Exclusive of depreciation and amortization, shown separately, above.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(35,655)	$(33,069)	$(82,819)	$(94,624)
Other comprehensive loss:
Foreign currency translation adjustments	(992)	(1,375)	(399)	(2,642)
Comprehensive loss	$(36,647)	$(34,444)	$(83,218)	$(97,266)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2023
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	173,250,865	$17	$854,276	$(743)	$(373,463)	$480,087
Issuance of common stock in connection with ESPP	297,095	—	2,729	—	—	2,729
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	3,589,965	1	4,992	—	—	4,993
Issuance of common stock for acquisition consideration	590,838	—	6,635	—	—	6,635
Issuance of common stock, subject to service-based vesting conditions, in connection with acquisition	104,080	—	581	—	—	581
Taxes paid related to net shares settlement of equity awards	(99,550)	—	(1,413)	—	—	(1,413)
Stock-based compensation expense	—	—	29,775	—	—	29,775
Other comprehensive income	—	—	—	348	—	348
Net loss	—	—	—	—	(28,314)	(28,314)
Balance as of March 31, 2023	177,733,293	$18	$897,575	$(395)	$(401,777)	$495,421
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	3,468,316	—	3,586	—	—	3,586
Taxes paid related to net shares settlement of equity awards	(39,883)	—	(698)	—	—	(698)
Stock-based compensation expense	—	—	36,033	—	—	36,033
Other comprehensive income	—	—	—	245	—	245
Net loss	—	—	—	—	(18,850)	(18,850)
Balance as of June 30, 2023	181,161,726	$18	$936,496	$(150)	$(420,627)	$515,737
Issuance of common stock in connection with ESPP	328,272	—	3,317	—	—	3,317
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	3,561,018	1	3,991	—	—	3,992
Donation of common stock	181,961	—	4,600	—	—	4,600
Taxes paid related to net shares settlement of equity awards	(104,415)	—	(2,600)	—	—	(2,600)
Stock-based compensation expense	—	—	37,393	—	—	37,393
Other comprehensive loss	—	—	—	(992)	—	(992)
Net loss	—	—	—	—	(35,655)	(35,655)
Balance as of September 30, 2023	185,128,562	$19	$983,197	$(1,142)	$(456,282)	$525,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2022
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 1, 2022	164,239,555	$16	$739,503	$253	$(259,444)	$480,328
Issuance of common stock in connection with ESPP	202,213	—	1,882	—	—	1,882
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	1,696,601	1	2,677	—	—	2,678
Stock-based compensation expense	—	—	9,921	—	—	9,921
Other comprehensive income	—	—	—	4	—	4
Net loss	—	—	—	—	(23,310)	(23,310)
Balance as of March 31, 2022	166,138,369	$17	$753,983	$257	$(282,754)	$471,503
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	1,653,909	—	2,154	—	—	2,154
Taxes paid related to net shares settlement of equity awards	(2,627)	—	(30)	—	—	(30)
Stock-based compensation expense	—	—	33,114	—	—	33,114
Other comprehensive loss	—	—	—	(1,271)	—	(1,271)
Net loss	—	—	—	—	(38,245)	(38,245)
Balance as of June 30, 2022	167,789,651	$17	$789,221	$(1,014)	$(320,999)	$467,225
Issuance of common stock in connection with ESPP	177,461	—	1,634	—	—	1,634
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	2,320,448	—	3,914	—	—	3,914
Donation of common stock	181,961	—	1,972	—	—	1,972
Taxes paid related to net shares settlement of equity awards	(2,382)	—	(25)	—	—	(25)
Stock-based compensation expense	—	—	26,213	—	—	26,213
Other comprehensive loss	—	—	—	(1,375)	—	(1,375)
Net loss	—	—	—	—	(33,069)	(33,069)
Balance as of September 30, 2022	170,467,139	$17	$822,929	$(2,389)	$(354,068)	$466,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(82,819)	$(94,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,634	4,870
Stock-based compensation expense, net	101,007	67,880
Donation of common stock	4,600	1,972
Other	4,674	268
Changes in operating assets and liabilities:
Disbursement prefunding	(52,162)	(35,909)
Customer funds receivable	(68,553)	(52,547)
Prepaid expenses and other assets	(9,652)	(3,355)
Operating lease right-of-use assets	3,796	2,743
Accounts payable	10,448	6,863
Customer liabilities	29,211	36,803
Accrued expenses and other liabilities	34,164	40,399
Operating lease liabilities	(3,470)	(3,152)
Net cash used in operating activities	(19,122)	(27,789)
Cash flows from investing activities
Purchases of property and equipment	(2,268)	(2,197)
Capitalized internal-use software costs	(4,249)	(2,444)
Cash paid for acquisition, net of acquired cash, cash equivalents, and restricted cash	(40,933)	(375)
Net cash used in investing activities	(47,450)	(5,016)
Cash flows from financing activities
Proceeds from exercise of stock options	12,258	8,245
Proceeds from revolving credit facility borrowings	424,000	—
Repayments of revolving credit facility borrowings	(424,000)	—
Taxes paid related to net share settlement of equity awards	(4,711)	(55)
Repayment of assumed indebtedness	(17,068)	—
Net cash (used in) provided by financing activities	(9,521)	8,190
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(599)	(2,166)
Net decrease in cash, cash equivalents, and restricted cash	(76,692)	(26,781)
Cash, cash equivalents, and restricted cash at beginning of period	300,734	403,313
Cash, cash equivalents, and restricted cash at end of period	$224,042	$376,532
Supplemental disclosure of cash flow information
Cash paid for interest	$1,329	$690
Cash paid for income taxes	4,691	1,397
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,414	$7,441
Vesting of early exercised options	311	554
Noncash issuance of common stock in connection with ESPP	6,046	3,516
Stock-based compensation expense capitalized to internal-use software	2,194	1,368
Issuance of common stock for acquisition consideration	6,635	—
Issuance of common stock, subject to service-based vesting conditions, in connection with acquisition	581	—
Amounts held back for acquisition consideration	11,899	—
Settlement of preexisting net receivable in exchange for net assets acquired in business combination	2,401	—
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$223,273	$376,451
Restricted cash included in prepaid expenses and other current assets	715	—
Restricted cash included in other noncurrent assets, net	54	81
Total cash, cash equivalents, and restricted cash	$224,042	$376,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Organization and Description of Business
Description of Business
Remitly Global, Inc. (the “Company” or “Remitly”) was incorporated in the State of Delaware in October 2018 and is headquartered in Seattle, Washington, with various other global office locations. Remitly was founded and incorporated in the State of Delaware in 2011 under the name of Remitly, Inc., and is a wholly owned subsidiary of Remitly Global, Inc.
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
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The year-end data within the Condensed Consolidated Balance Sheets was derived from audited financial statements, but does not include all disclosures required by GAAP and therefore the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the historical audited annual consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022.
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.
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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the three and nine months ended September 30, 2023 and 2022.
For the three and nine months ended September 30, 2023 and 2022, no individual customer represented 10% or more of the Company’s total revenues or the Company’s customer funds receivable.

Restricted Cash
The Company has relationships with certain payment processors that are responsible for processing the Company’s incoming customer payments. These processors require the Company to maintain certain restricted cash balances as collateral throughout the term of the processor arrangement. In addition, the Company may be required to maintain restricted cash as a result of other contractual arrangements with vendors and partners. Restricted cash is classified within ‘Prepaid expenses and other current assets’ and ‘Other noncurrent assets, net’ on the Condensed Consolidated Balance Sheets, based on its contractual terms. Prior year amounts have been reclassified on the Condensed Consolidated Balance Sheets to conform to the current year presentation.
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
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $48.3 million and $34.6 million during the three months ended September 30, 2023 and 2022, respectively. Advertising expenses totaled $123.5 million and $105.2 million during the nine months ended September 30, 2023 and 2022, respectively.
Intangible Assets
Intangible assets with finite lives primarily consist of developed technology, customer relationships, and trade names acquired through business combinations or asset acquisitions. Intangible assets acquired through business combination are recorded at their respective estimated acquisition date fair value and amortized over their estimated useful lives. Other intangible assets acquired through asset acquisitions are recorded at their respective cost. Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be realized over their estimated useful lives, or straight-lined if not materially different.
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
Severance and Other Related Expenses
The Company records severance-related expenses based on the applicable accounting guidance and whether the severance relates to an ongoing benefit arrangement or relates to a one-time involuntary benefit arrangement. Ongoing benefit arrangements, including statutorily-required notice periods, are recorded when both probable of being paid and estimable. One-time involuntary benefit arrangements and other associated costs are generally recognized when a liability is incurred. The Company also evaluates whether these costs are associated with restructuring activities. Severance costs are expensed within the appropriate Costs and expenses component within our Condensed Consolidated Statements of Operations and associated accruals are recorded within 'Accrued expenses and other liabilities.'

Out-of-Period Adjustment
The condensed consolidated financial statements include an adjustment of $4.4 million to stock-based compensation expense and additional paid-in capital, to correct for an error identified by management during the preparation of the prior period’s financial statements for the three months ended June 30, 2022. This adjustment is to reflect the straight-lining of expense over the full service period for graded-vested stock-based compensation awards under Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation, and relates to prior annual fiscal periods. Management has determined that this error was not material to the historical financial statements in any individual period or in the aggregate and did not result in the previously issued financial statements being materially misstated. Additionally, although the impact to the three months ended June 30, 2022 was considered material, the impact to the nine months ended September 30, 2022 and full year 2022 results is not material. As such, management recorded the correction as an out-of-period adjustment in the three months ended June 30, 2022, as disclosed in the Quarterly Report on Form 10-Q for the three months ended June 30, 2022. Substantially all of the cumulative adjustment was related to stock-based compensation for personnel who support the Company’s general and administrative functions and was recorded to ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the nine months ended September 30, 2023, except as noted above.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASU 2014-09, “Revenue from contracts with customers” (“Topic 606”) to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 for public entities and December 15, 2023 for all other entities, with early adoption permitted. The Company assessed the impact of the guidance to its condensed consolidated financial statements for the three and nine months ended September 30, 2023 and concluded that the standard did not have a material impact on its financial statements.
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
The Company recognizes transaction revenue on a gross basis as it is the principal for fulfilling payment transactions. As the principal to the transaction, the Company controls the service of completing payments on its payment platform. The Company bears primary responsibility for the fulfillment of the payment service, is the merchant of record, contracts directly with its customers, controls the product specifications, and defines the value proposition of its services. The Company is also responsible for providing customer support. Further, the Company has full discretion over determining the fee charged to its customers, which is independent of the cost it incurs in instances where it may utilize payment processors or other financial institutions to perform services on its behalf. These fees paid to payment processors and other financial institutions are recognized as ‘Transaction expenses’ within the Condensed Consolidated Statements of Operations. The Company does not have any capitalized contract acquisition costs.
Deferred Revenue
The deferred revenue balances from contracts with customers were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Deferred revenue, beginning of the period	$626	$1,084	$1,108	$1,212
Deferred revenue, end of the period	889	1,122	889	1,122

Revenue recognized from amounts included in deferred revenue at the beginning of the period	$296	$449	$735	$602
Deferred revenue represents amounts received from customers for which the performance obligations are not yet fulfilled. Deferred revenue is primarily included within ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets, as the performance obligations are expected to be fulfilled within the next year.
Sales Incentives
The Company provides sales incentives to customers in a variety of forms, including promotions, discounts, and other sales incentives. Evaluating whether a sales incentive is a payment to a customer requires judgment. Sales incentives determined to be consideration payable to a customer or paid on behalf of a customer are accounted for as reductions to revenue, up to the point where net historical cumulative revenue, at the customer level, is reduced to zero. Those additional incentive costs that would have caused the customer level revenue to be negative are classified as advertising expenses and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. In addition, referral credits given to a referrer are classified as ‘Marketing expenses,’ as these incentives are paid in exchange of a distinct service.
The following table presents the Company’s sales incentives for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Reduction to revenue	$8,528	$6,699	$24,123	$17,525
Marketing expenses	4,765	5,175	13,292	13,803
Total sales incentives	$13,293	$11,874	$37,415	$31,328

Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location for the three and nine months ended September 30, 2023 and 2022, attributed to the country in which the sending customer is located:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
United States	$160,729	$122,068	$458,815	$337,986
Canada	29,501	20,624	81,838	56,983
Rest of world	51,399	26,567	138,874	67,559
Total revenue	$241,629	$169,259	$679,527	$462,528

4.    Property and Equipment
Property and equipment, net consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in thousands)	2023	2022
Capitalized internal-use software	$20,259	$14,072
Computer and office equipment	8,081	6,177
Furniture and fixtures	2,589	2,056
Leasehold improvements	7,986	7,036
Projects in process	4	722
Total gross property and equipment	38,919	30,063
Less: Accumulated depreciation and amortization	(24,206)	(18,517)
Property and equipment, net	$14,713	$11,546
Depreciation and amortization expense related to property and equipment was $2.2 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively.
Depreciation and amortization expense related to property and equipment was $6.0 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively.
Capitalized Internal-Use Software Costs
The following table presents the Company’s capitalized internal-use software, including amortization expense recognized, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total capitalized internal-use software costs(1)	$2,725	$1,226	$6,443	$3,813
Stock-based compensation costs capitalized to internal-use software	820	468	2,194	1,368
Amortization expense(2)	1,193	1,047	3,136	2,478
__________
(1) Amounts are inclusive of stock-based compensation costs capitalized denoted below.
(2) Amounts are included within ‘Depreciation and amortization’ within the Company’s Condensed Consolidated Statements of Operations.

Capitalized Costs of Cloud Computing Arrangements
The following table presents the Company’s capitalized costs related to the implementation of cloud computing arrangements, including amortization expense recognized, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total capitalized cloud computing arrangement costs	$859	$386	$2,732	$1,097

Technology and development	$416	$166	$1,087	$413
General and administrative	59	4	148	19
Total amortization expense	$475	$170	$1,235	$432
The following table presents the Company’s total capitalized cloud computing arrangement costs, net of accumulated amortization, on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in thousands)	2023	2022
Prepaid expenses and other current assets	$2,097	$1,289
Other noncurrent assets, net	1,875	1,186
Total capitalized cloud computing arrangement costs, net	$3,972	$2,475
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
The fair value of equity was determined based on the closing price of the Company’s common stock immediately prior to acquisition, and includes 694,918 shares issued in Company common stock, inclusive of 104,080 shares which are subject to service-based vesting conditions over a two-year period. Approximately $0.6 million of these proceeds were accounted for as pre-combination expense, and included within the total consideration transferred noted above, with the remaining $0.9 million to be recognized as post-combination share-based compensation expense over the requisite service period. The equity issued excludes 133,309 shares and restricted stock units held back and not legally issued at acquisition date, as further discussed below.
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
Holdback Liability
The holdback of cash and equity proceeds discussed above was recorded at its acquisition date fair value and was classified as a liability within ‘Other noncurrent liabilities’ on the Company’s Condensed Consolidated Balance Sheets at the acquisition date. The portion of the holdback to be settled in Company shares continues to be recorded at its fair value through its settlement date, with changes recorded to earnings. The estimated fair value of the portion of the holdback liability that will be settled in equity uses both observable and unobservable inputs, specifically considering the price of the Company’s common stock, as well as the probability of payout at the end of the holdback period, and is considered a Level 3 measurement, as defined in ASC 820, Fair Value Measurement (“ASC 820”). As of September 30, 2023, the holdback liability was recorded within ‘Accrued expenses and other current liabilities’ on the Company’s Condensed Consolidated Balance Sheets as the liability is set to be fulfilled within twelve months of the balance sheet date.
During the three and nine months ended September 30, 2023, the Company recorded $0.9 million and $1.9 million, respectively, to reflect the change in the fair value of the holdback liability, recorded within ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations. As of September 30, 2023, the fair value of the holdback liability was $13.8 million, of which $10.4 million will be paid in cash and the remainder in equity.
Fair Value of Assets Acquired and Liabilities Assumed
The identifiable assets acquired and liabilities assumed of Rewire were recorded at their preliminary fair values as of the acquisition date and consolidated with those of the Company. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgments regarding estimates and assumptions. The fair values of intangible assets were estimated using inputs classified as Level 3 under the income and cost approaches, including the multi-period excess earnings method for developed technology. The key assumptions in applying the income approach used in valuing the identified intangible assets include forecasted revenue and growth rates for a hypothetical market participant, selected discount rates, as well as migration curves for developed technology. The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed based on their acquisition-date fair values:

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
As of September 30, 2023, the valuation of assets acquired and liabilities assumed of Rewire is substantially complete except with respect to the finalization of certain assets and liabilities. These amounts may be further adjusted as management continues to gather and evaluate information about circumstances that existed as of the acquisition date, and, as the resulting fair values of net assets acquired are finalized, such adjustments could be significant. The measurement period will not exceed 12 months from the date of acquisition.

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributable to the revenue and cost synergies expected to arise from the acquisition through continued geographic expansion and product differentiation, along with the acquired workforce of Rewire. Goodwill is deductible for income tax purposes. The acquisition did not change the Company’s one operating segment.
Acquired Receivables
The fair value of the financial assets acquired include ‘Disbursement prefunding’ and ‘Customer funds receivable, net’, with a fair value of $6.0 million and $3.4 million, respectively, as disclosed above. The Company expects to collect substantially all of these receivables.
Transaction Costs
Transaction costs totaled $0.9 million and $2.6 million for the three and nine months ended September 30, 2023, respectively, which included $0.9 million and $1.9 million, respectively, for the change in the fair value of the holdback liability. Transaction costs totaled $1.8 million and $2.6 million for the three and nine months ended September 30, 2022, respectively. Such costs are primarily related to the Company’s aforementioned acquisition of Rewire.
Other Disclosures
The results of Rewire have been included within the condensed consolidated financial statements since the date of the acquisition. Rewire’s ‘Revenue’ included within the Condensed Consolidated Statements of Operations since the acquisition date was $3.2 million and $10.1 million, for the three and nine months ended September 30, 2023, respectively. Rewire’s ‘Net Loss’ included within the Condensed Consolidated Statements of Operations since the acquisition date was $(10.0) million and $(28.2) million for the three and nine months ended September 30, 2023, respectively.
Pro forma financial information has not been presented, as revenue and expenses related to the acquisition did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Had Rewire been acquired on January 1, 2022, the Company’s revenue and expenses would not have been materially impacted; however, the Company’s net loss would have increased during 2022. Significant pro forma adjustments include transaction costs and amortization of acquired intangibles, as discussed further above.
6.    Goodwill and Intangible Assets
Goodwill
The goodwill recorded on the Condensed Consolidated Balance Sheets as of September 30, 2023 was attributable to the acquisition of Rewire completed within the period, including measurement period adjustments, as described further in Note 5. Business Combinations. There were no other adjustments to goodwill during the nine months ended September 30, 2023.
Intangible Assets
The components of identifiable intangible assets as of September 30, 2023 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(250)	$750	2.3
Customer relationships	8,500	(1,594)	6,906	3.3
Developed technology	12,000	(1,800)	10,200	4.3
Total	$21,500	$(3,644)	$17,856
The acquired identified intangible assets have preliminary estimated useful lives ranging from three to five years. Amortization expense for intangible assets was $1.2 million and $3.6 million for the three and nine months ended September 30, 2023, respectively.
Identifiable intangible asset balances as of December 31, 2022 and related amortization expense for the three and nine months ended September 30, 2022 were immaterial.

Expected future intangible asset amortization as of September 30, 2023 was as follows:

(in thousands)	Amount
Remainder of 2023	$1,215
2024	4,858
2025	4,858
2026	4,525
2027	2,400
Total	$17,856
7.    Fair Value Measurements
Except for the holdback liability related to the Rewire acquisition discussed in Note 5. Business Combinations, there were no financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.
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
The New Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements, or engage in transactions with affiliates. As of September 30, 2023 and December 31, 2022, financial covenants in the New Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the New Revolving Credit Facility as of September 30, 2023 and December 31, 2022.
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
As of September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the New Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, the Company had $47.5 million and $22.3 million, respectively, in issued, but undrawn, standby letters of credit. As of September 30, 2023 and December 31, 2022, the Company had unused borrowing capacity of $202.5 million and $227.7 million, respectively, under the New Revolving Credit Facility.

Advance for Future Deposits
As part of the acquisition of Rewire, the Company assumed short-term indebtedness of Rewire that represents an advance for future deposits from Rewire’s amended agreement with one of its financial partners (the “Amendment” and the “Depositor,” respectively) entered into in October 2021. The Amendment has a maturity date of November 2023. The Depositor made an advance payment to Rewire with respect to future deposits (the “Advance for Future Deposits”). The original amount of 9.0 million Israeli shekel, approximately $2.8 million, was transferred as an advance under the Amendment. As of September 30, 2023, the Company had $2.4 million outstanding under the Amendment and was included within ‘Short-term debt’ on the Condensed Consolidated Balance Sheets. The change in the outstanding balance is driven by the change in the foreign exchange conversion rate. The Advance for Future Deposits bears a floating interest rate of 1.4%+ Israeli Prime per annum, paid on a monthly basis. The Israeli Prime rate is defined as the Bank of Israel rate + 1.5%. The weighted-average interest rate as of September 30, 2023 was 3.0%.
Assumed Short-term Debt of Rewire
As part of the acquisition of Rewire, the Company assumed the amounts due on a revolving credit line that Rewire had entered into in 2021 and the amounts due on a bridge loan that Rewire had entered into in 2022. The total outstanding amounts were repaid during the nine months ended September 30, 2023, along with certain other acquired indebtedness, subsequent to the Company’s acquisition of Rewire and was included within the Condensed Consolidated Statements of Cash Flows as a financing activity.
9.    Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods indicated. As the Company reported a net loss, diluted net loss per share was the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(35,655)	$(33,069)	$(82,819)	$(94,624)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	182,598,013	168,604,378	178,956,602	166,517,398
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.20)	$(0.46)	$(0.57)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	As of September 30,
	2023	2022
Stock options outstanding	11,449,901	18,364,196
RSUs outstanding	25,501,813	19,930,996
ESPP	654,994	1,396,853
Shares subject to repurchase	19,710	205,727
Unvested common stock, subject to service-based vesting conditions, issued in connection with acquisition(1)	104,080	—
Equity issuable in connection with acquisition(1)	133,309	—
Total	37,863,807	39,897,772
__________
(1) Refer to Note 5. Business Combinations for further discussion of equity issued or to be issued in connection with the Rewire acquisition.
10.    Common Stock
As of September 30, 2023, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the nine months ended September 30, 2023 and September 30, 2022.

Donation to Remitly Philanthropy Fund
In July 2021, the Company’s board of directors approved the reservation of up to 1,819,609 shares of common stock (which was approximately 1.0% of the fully diluted capitalization as of June 30, 2021) that the Company may issue to or for the benefit of a 501(c)(3) nonprofit foundation or a similar charitable organization pursuant to the Company’s Pledge 1% commitment in installments over ten years. On September 10, 2021, the Company executed the stock donation agreement, pursuant to which it issued the first installment of the Pledge 1% commitment to Remitly Philanthropy Fund, a donor advised fund administered on the Company’s behalf by Rockefeller Philanthropy Advisors, Inc., on the day after consummation of the IPO.
The Company donated 181,961 shares of its common stock to Remitly Philanthropy Fund on both September 20, 2023 and September 28, 2022, pursuant to the stock donation agreement, and in connection with the Pledge 1% commitment, which publicly acknowledges the Company’s intent to give back and increase social impact, in order to sustainably fund a portion of its corporate social responsibility goals and further its mission to expand financial inclusion for immigrants. For the three and nine months ended September 30, 2023 and 2022, the Company recorded a charge of $4.6 million and $2.0 million, respectively, to ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations based on the closing price of its common stock as reported on the Nasdaq Global Select Market (the “NASDAQ”) on September 20, 2023 and September 28 2022, respectively.
11.    Stock-Based Compensation
Shares Available for Issuance
The following table presents the Company’s shares available for issuance as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Equity incentive awards that remain available for issuance under the 2021 Plan	11,528,072	10,890,112
Shares of common stock that remain available for issuance under the ESPP	5,869,862	4,762,721
Stock Options
The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2023:

	Stock Options
(in thousands, except share and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balances as of January 1, 2023	15,988,268	$4.11	6.79	$119,467
Exercised	(3,957,847)	2.98		59,845
Forfeited	(580,520)	5.96
Balances as of September 30, 2023	11,449,901	4.41	6.13	238,255
Vested and exercisable as of September 30, 2023	8,375,110	2.97	5.58	186,326
Vested and expected to vest as of September 30, 2023	11,424,611	$4.43	6.14	$237,534
_________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the nine months ended September 30, 2023.
The fair value of each employee stock option granted during the nine months ended September 30, 2022 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30,
2022
Risk-free interest rates	2.86%
Expected term	6.1 years
Volatility	64.0%
Dividend rate	—%

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 was $6.78.
The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Aggregate grant-date fair value of options vested	$7,068	$9,561
Intrinsic value of options exercised	59,845	30,850
Restricted Stock Units
Restricted stock unit activity during the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2023	23,366,355	$11.86
Granted	11,167,967	16.85
Vested	(6,636,117)	12.05
Cancelled/forfeited	(2,396,392)	12.86
Unvested at September 30, 2023	25,501,813	$13.90
The following is a summary of the Company’s restricted stock unit activity during the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022
Weighted-average grant date fair value of RSUs granted	$16.85	$10.66
Aggregate grant-date fair value of RSUs vested	79,962	24,150
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
The fair value of the ESPP offerings described above were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant date fair value inputs for new offerings which commenced during the nine months ended September 30, 2023 and 2022, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

Nine Months Ended September 30,
	2023	2022
Risk-free interest rates	4.81% to 5.40%	0.60% to 3.48%
Expected term (in years)	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	47.8% to 65.2%	58.3% to 73.0%
Dividend rate	—%	—%

Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, and the ESPP, included within the Condensed Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 4. Property and Equipment, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Customer support and operations	$386	$226	$1,010	$596
Marketing	4,525	3,352	12,235	7,149
Technology and development	19,828	13,238	55,047	30,959
General and administrative	11,834	8,929	32,715	29,176
Total	$36,573	$25,745	$101,007	$67,880
As of September 30, 2023, the total unamortized compensation cost related to all non-vested equity awards, including options and RSUs, was $314.2 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.7 years. As of September 30, 2023, the total unrecognized compensation expense related to the ESPP was $4.2 million, which is expected to be amortized over the next 1.9 years.
12.    Restructuring Initiatives
In the three months ended September 30, 2023, as a result of simplifying and scaling certain processes, functions, and team capabilities, the Company began implementing restructuring initiatives in order to better serve the Company's customers and allow the Company to grow and scale global operations. Restructuring costs incurred primarily included severance and certain other associated costs. These specific restructuring initiatives are expected to be substantially complete by the end this year.
The Company incurred charges of $1.4 million for the three months and nine months ended September 30, 2023.
The following table presents the restructuring costs included within the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023:

(in thousands)	Amount
Customer support and operations	$749
Technology and development	510
General and administrative	96
Total restructuring costs	$1,355
The following table presents the changes in liabilities, including expenses incurred and cash payments resulting from the restructuring costs and related accruals, during the nine months ended September 30, 2023:

(in thousands)	Amount
Balance as of December 31, 2022	$—
Expenses incurred	1,355
Cash payments	(685)
Balance as of September 30, 2023	$670
13.    Related Party Arrangements
There were no significant related party transactions for the three and nine months ended September 30, 2023 and 2022.
14.    Income Taxes
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
The Company’s effective tax rates on pre-tax income were (0.7)% and (0.9)% for the three months ended September 30, 2023 and 2022, respectively and (0.6)% and (1.6)% for the nine months ended September 30, 2023 and 2022, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21.0% in both periods was primarily the result of foreign income taxed at different rates and changes in the U.S. valuation allowance.
In addition, during the three and nine months ended September 30, 2023, the Company recognized a discrete income tax benefit related to excess stock-based compensation deductions.

The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of September 30, 2023, tax years 2012 through 2022 remain open for examination by taxing authorities.
The Company has applied ASC 740, Income Taxes, and has determined that it has no uncertain tax positions both during the three and nine months ended September 30, 2023 and 2022. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense.
15.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of September 30, 2023 and December 31, 2022.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable, as defined under GAAP, and estimable. Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies as of September 30, 2023 and December 31, 2022.
Indirect taxes
The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company continually evaluates those jurisdictions in which indirect tax obligations exist to determine whether a loss is probable, as defined under GAAP, and the amount can be estimated. Determination of whether a loss is probable, and an estimate can be made, is a complex undertaking and takes into account the judgment of management, third-party research, and the potential outcome of negotiation and interpretations by regulators and courts, among other information. Such assessments include consideration of management’s evaluation of domestic and international tax laws and regulations, external legal advice, and the extent to which they may apply to the Company’s business and industry. The Company’s assessment of probability includes consideration of recent inquiries, potential or actual self-disclosure, and applicability of tax rules. As a result of this assessment, management accrued an estimated liability of approximately $4.3 million and $6.0 million as of September 30, 2023 and December 31, 2022, respectively, reflecting the amount that the Company believes is probable and estimable. The estimated liability is recorded within ‘Accrued expenses and other current liabilities’ on the Company’s Condensed Consolidated Balance Sheets. Although the Company believes its indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits or settlements could be materially different than the amounts recorded.
Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$2,808	$2,264	$3,762	$3,134
Provisions for transaction losses	9,004	13,005	28,150	31,240
Losses incurred, net of recoveries	(8,929)	(12,514)	(29,029)	(31,619)
Ending balance	$2,883	$2,755	$2,883	$2,755

16.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Trade settlement liability(1)	$42,612	$26,266
Accrued transaction expense	19,982	15,878
Accrued marketing expense	16,936	11,394
Accrued salary, benefits, and related taxes(2)	14,379	4,026
Holdback liability(3)	13,764	—
Accrued taxes and taxes payable	5,990	8,288
Reserve for transaction losses	2,883	3,762
ESPP employee contributions	1,160	1,926
Other accrued expenses	13,965	16,212
Total	$131,671	$87,752
_________________
(1) The trade settlement liability amount represents the total of disbursement postfunding liabilities and book overdrafts owed to the Company’s disbursement partners. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion.
(2) The accrued salary, benefits, and related taxes amount is inclusive of accrued severance as part of the Company’s restructuring that occurred within the quarter. Refer to Note 12. Restructuring Initiatives for further detail on the Company’s restructuring activities.
(3) Refer to Note 5. Business Combinations for further detail on the Holdback liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes, appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2022. You should read the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q as well as in the Annual Report on Form 10-K and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.
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
To deliver on our brand promise, we have a differentiated approach that aligns with the specific needs and interests of our customers and solves the problems immigrant communities often face in making remittances. There are four core elements to our differentiated approach:
•Providing a Simple and Reliable Way of Sending Money with Our Mobile-Centric Suite of Products. As of September 30, 2023, our Remitly mobile app had a 4.9 iOS App Store rating with approximately 1.2 million reviewers and a 4.8 Android Google Play rating with over 690,000 reviewers. We have achieved this level of engagement and these high ratings by designing mobile-centric products that make the customer experience simple and convenient and give our customers complete peace of mind.
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
•Conveniently Putting Money Safely in the Hands of Our Customers’ Families, Wherever They Are, by Relying on Our Global Network. Our global network of funding and disbursement partnerships enables us to complete money transfers in approximately 4,900 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. As a result of the quality of our network and the foundational investments we have made, in general, every new send country we add results in a significant number of new corridors, as we are able to quickly connect send countries with receive countries, allowing us to continue to scale rapidly.
Our disbursement options within our global network continue to grow and remain an important driver of customer loyalty. We have partner relationships with global banks and leading payment providers to give our customers an array of payment (or pay-in) options, including with a bank account, card-based payments, and alternative payment methods. Our disbursement network provides our customers with various digital and traditional delivery methods and enables us to send (or pay-out) funds to approximately 4.0 billion bank accounts, approximately 1.2 billion mobile wallets, and approximately 460,000 cash pickup locations. We focus on creating financial inclusion by providing payout optionality and access for recipients who do not always have convenient access to traditional banking. We believe our focus on financial inclusion creates peace of mind for our customers and their families while attracting and retaining loyal customers. We continue to believe the quality of our network and our focus on customer preference in disbursement options remain a competitive differentiator.
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
Key Business Metrics
We regularly review the following key business metrics to evaluate our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of these key business metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, or investors. The key business metrics that we use to measure the performance of our business are defined as follows:
•“Active customers” is defined as the number of distinct customers who have successfully completed at least one transaction using Remitly during a given calendar quarter. We identify customers through unique account numbers.
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
Active Customers

	Three Months Ended September 30,
(in thousands)	2023	2022
Active customers	5,409	3,818
We believe that the number of our active customers is an important indicator of customer engagement, customer retention, and the overall growth of our business.
Active customers increased to approximately 5.4 million, or 42% growth, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This increase was primarily due to an increase in the number of new customers, driven by investments in our mobile platform and efficient marketing spend, our focus on customer experience and how we serve our customers, expansion of our global disbursement network, and the continued diversification across both send and receive countries. While we continue to see strong results in our largest existing receive countries, our successful diversification of our corridor portfolio across both send and receive countries has contributed to new customer growth.

Send Volume

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Send volume	$10,227	$7,521	$28,351	$20,579
We measure send volume to assess the scale of remittances sent using our platform. Our customers mostly send from the United States, Canada, and other countries in Europe. Our customers and their recipients are located in over 170 countries and territories across the globe; the largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased 36% to $10.2 billion for the three months ended September 30, 2023, compared to $7.5 billion for the three months ended September 30, 2022, driven by the increase in active customers.
Send volume increased 38%, to $28.4 billion for the nine months ended September 30, 2023, compared to $20.6 billion for the nine months ended September 30, 2022, driven by the increase in active customers.
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
Attracting New Customers
Our continued ability to attract new customers to our platform is a key driver for our long-term growth. We continue to expand our customer base by launching new send and receive corridors, by continuing to innovate on existing and new products, and by providing the most trusted financial services for immigrants. We plan to continue to acquire new customers through digital marketing channels and word-of-mouth referrals from existing customers, and by exploring new customer acquisition channels. Given the nature of our business, new customer acquisition may negatively impact net loss and Adjusted EBITDA in the quarter they are acquired, but are expected to favorably impact net loss and Adjusted EBITDA in subsequent periods.
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
Management of Risk and Fraud
We manage fraud (e.g., through identity theft) and other illegitimate activity (e.g., money laundering) by utilizing our proprietary risk models, which include machine learning processes, early warning systems, bespoke rules, and manual investigation processes. Our models and processes enable us to identify and address complex and evolving risks in these unwanted activities, while maintaining a differentiated customer experience. In addition, we integrate historical fraud loss data and other transaction data into our risk models, which helps us identify emerging patterns and quantify fraud and compliance risks across all aspects of our customer interactions. These models and processes allow us to achieve and maintain fraud loss rates within desired guardrails, as well as tune our risk models to target other illegitimate activity.
Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including inflation, currency fluctuations, immigration, trade and regulatory policies, the conflict in Ukraine, the conflict in Israel, global crises and natural disasters, unemployment, potential recession, and the rate of digital remittance adoption impact demand for our services and the options that we can offer. These factors evolve over time, and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, and changes to digital adoption trends may shift the timing and volume of transactions, or the number of customers using our service. In addition, foreign currency movements do impact our business in numerous ways. For example, as the U.S. dollar strengthens, we see customers in certain markets taking advantage of the ability to get more local currency to their families and friends. We also believe the strength of the U.S. dollar and the strength of other developed market currencies versus emerging market currencies make it easier to acquire new customers in certain markets. Conversely, expansion of our international business can negatively impact our condensed consolidated results when these currencies weaken against the U.S. dollar. As we grow we are becoming more diversified across geographies and currencies which can help mitigate some localized geopolitical risks and macroeconomic trends. As foreign currency can have a significant impact on our business, we strive to maintain a diversified cash balance portfolio and frequently assess for foreign currency cash concentrations. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Company’s Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more comprehensive description of current business concentrations.
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
Other Income (Expense), net
Other income (expense), net, primarily includes foreign currency exchange gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Revenue	$241,629	$169,259	$72,370	43%	$679,527	$462,528	$216,999	47%
Revenue increased $72.4 million and $217.0 million, or 43% and 47%, respectively, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. This increase was primarily driven by an increase in active customers period over period, continued strength in the retention of existing customers and a continued mix shift trending towards digital disbursements. Revenue derived from each transaction varies based on a number of attributes, including the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was disbursed, the disbursement method chosen by the customer, and the countries to which the funds are transferred. Rewire contributed approximately 2% to the year over year revenue growth rate in both periods.
Transaction Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Transaction expenses	$85,742	$69,872	$15,870	23%	$239,995	$186,961	$53,034	28%
Percentage of total revenue	35%	41%			35%	40%
Transaction expenses increased $15.9 million, or 23%, to $85.7 million for the three months ended September 30, 2023, compared to $69.9 million for the three months ended September 30, 2022. The increase was primarily due to a $19.0 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients and a $1.5 million increase in other transaction expenses, primarily related to software and tools that support our compliance and risk operations, partially offset by a decrease in our provision for fraud and other losses.
Transaction expenses increased $53.0 million, or 28%, to $240.0 million for the nine months ended September 30, 2023, compared to $187.0 million, for the nine months ended September 30, 2022. The increase was primarily due to a $53.4 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients and a $3.6 million increase in other transaction expenses, primarily related to software and tools that support our compliance and risk operations, partially offset by a $4.0 million decrease in our provision for fraud and other losses.
As a percentage of revenue, transaction expenses decreased to 35% for both the three and nine months ended September 30, 2023, as compared to 41% and 40% for the three and nine months ended September 30, 2022, respectively. The decrease was primarily due to better economics with partners as we are able to secure better terms with our payment and disbursement partners as a result of increasing scale, and also due to improvements in our ability to prevent fraud and other losses.
Customer Support and Operations Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Customer support and operations	$21,190	$18,142	$3,048	17%	$62,604	$48,867	$13,737	28%
Percentage of total revenue	9%	11%			9%	11%
Customer support and operations expenses increased $3.0 million, or 17%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily driven by a $1.8 million increase in third-party and internal personnel costs to support customer operations, a $0.8 million increase in software and telephony costs as we supported an increased volume of active customers, and a $0.7 million increase due to restructuring costs primarily related to severance. We expect these restructuring activities to generate approximately $1.0 million to $2.0 million in estimated annual savings. Refer to Note 12. Restructuring Initiatives in the Notes to the Condensed Consolidated Financial Statements for more information on the restructuring costs.

Customer support and operations expenses increased $13.7 million, or 28%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily driven by a $10.3 million increase in third-party and internal personnel costs to support customer operations, a $3.2 million increase in software and telephony costs as we supported an increased volume of active customers, and a $0.7 million increase due to restructuring costs primarily related to severance (refer to Note 12. Restructuring Initiatives in the Notes to the Condensed Consolidated Financial Statements for more information on the restructuring costs).
As a percentage of revenue, customer support and operations expenses decreased to 9% for both the three and nine months ended September 30, 2023, from 11% for both the three and nine months ended September 30, 2022, respectively, due to process improvements and automation driving scale across customer support headcount at internal and third-party customer support sites.
Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Marketing	$61,351	$43,337	$18,014	42%	$159,074	$127,807	$31,267	24%
Percentage of total revenue	25%	26%			23%	28%
Marketing expenses increased $18.0 million, or 42%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due primarily to an increase of $14.1 million in direct marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $3.7 million, driven by a 62% increase in marketing headcount compared to the same period in 2022, inclusive of a $1.2 million increase in stock-based compensation expense. Contributing to the increase in our marketing headcount expense and direct marketing expense is the acquisition of Rewire.
Marketing expenses increased $31.3 million, or 24%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due primarily to an increase of $19.5 million in direct marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $10.9 million, driven by a 58% increase in marketing headcount compared to the same period in 2022, inclusive of a $5.1 million increase in stock-based compensation expense. Contributing to the increase in our marketing headcount expense and direct marketing expense is the acquisition of Rewire.
As a percentage of revenue, marketing expenses decreased to 25% and 23% for the three and nine months ended September 30, 2023, respectively, from 26% and 28% for the three and nine months ended September 30, 2022, respectively, due to continued channel optimizations and momentum from a larger customer base.
Technology and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Technology and development	$57,014	$36,178	$20,836	58%	$160,699	$95,836	$64,863	68%
Percentage of total revenue	24%	21%			24%	21%
Technology and development expenses increased $20.8 million, or 58% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was driven by $17.3 million in personnel-related expenses resulting from a 55% increase in headcount compared to the same period in 2022, as part of our continued investment in our technology platform, and included a $6.6 million increase in stock-based compensation expense. The increase in technology and development expense was also driven by a $2.0 million increase in software costs for cloud services to support incremental transaction volume. Contributing to the increase in our technology and development headcount expense is the acquisition of Rewire.
Technology and development expenses increased $64.9 million, or 68%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was driven by $55.5 million in personnel-related expenses resulting from a 58% increase in headcount compared to the same period in 2022, as part of our continued investment in our technology platform, and included a $24.1 million increase in stock-based compensation expense. The increase in technology and development expense was also driven by a $6.1 million increase in software costs for cloud services to support incremental transaction volume. Contributing to the increase in our technology and development headcount expense is the acquisition of Rewire.
As a percentage of revenue, technology and development expenses increased to 24% for both the three and nine months ended September 30, 2023, from 21% for both the three and nine months ended September 30, 2022, driven by an increase in headcount and stock-based compensation expense due to hiring additional personnel and contractors who are directly engaged in developing and enhancing our platform and complementary new products, enabling increasing automation, and providing technology support and security, and inclusive of our acquisition of Rewire.

General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
General and administrative	$49,817	$35,504	$14,313	40%	$130,715	$96,355	$34,360	36%
Percentage of total revenue	21%	21%			19%	21%
General and administrative expenses increased $14.3 million, or 40% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was driven by $7.3 million in personnel-related expenses resulting from a 38% increase in headcount compared to the same period in 2022, and included a $2.9 million increase in stock-based compensation expense. The increase in general and administrative expense was also driven by a $2.6 million increase in charitable contributions related to our annual Pledge 1% donation, a $2.2 million increase in indirect taxes, and a $0.9 million increase in the fair value of the holdback liability associated with the Rewire acquisition.
As a percentage of revenue, general and administrative expenses remained flat at 21% for the three months ended September 30, 2023 and the three months ended September 30, 2022.
Included in the nine months ended September 30, 2022 results is approximately $5.2 million of stock-based compensation expense related to a prior period that was identified and corrected for in the three months ended June 30, 2022. The discussion below excludes this amount from the nine months ended September 30, 2022 results in all places, for comparative purposes. Excluding the aforementioned amount, general and administrative expenses would have increased $39.6 million, or 43% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
The increase in general and administrative expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily driven by a $20.9 million increase personnel-related expenses due to a 44% increase in general and administrative headcount compared to the same period in 2022 and included a $8.7 million increase in stock-based compensation expense. The increase in general and administrative expenses was also driven by a $3.9 million increase in indirect taxes, a $3.6 million increase in professional fees, a $3.0 million increase in charitable contributions primarily related to our annual Pledge 1% donation, $2.3 million increase in facilities costs, and a $1.9 million increase in the fair value of the holdback liability associated with the Rewire acquisition. Contributing to the increase in our general and administrative headcount expense, software costs, employee-related costs, and professional fees is the acquisition of Rewire.
As a percentage of revenue, general and administrative expenses decreased to 19% for the nine months ended September 30, 2023, from 21% for the nine months ended September 30, 2022, as we begin to leverage scale in our general and administrative functions as a result of our continued revenue growth.
Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Depreciation and amortization	$3,418	$1,843	$1,575	85%	$9,634	$4,870	$4,764	98%
Percentage of revenue	1%	1%			1%	1%
Depreciation and amortization increased $1.6 million and $4.8 million, or 85% and 98%, respectively, for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. The increase in both periods is primarily driven by the amortization of acquired intangible assets, as part of the acquisition of Rewire in the first quarter of 2023.
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Interest income	$1,808	$1,400	$408	nm	$5,200	$1,875	$3,325	nm
nm = not meaningful
Interest income increased by $0.4 million and $3.3 million for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. These increases are primarily due to an increase in interest rates and an increase in average invested balances throughout the quarter.

Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Interest expense	$(585)	$(330)	$(255)	77%	$(1,566)	$(975)	$(591)	61%
Interest expense increased by $0.3 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022, primarily due to draws on the New Revolving Credit Facility.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Other income (expense), net	$283	$1,765	$(1,482)	(84)%	$(2,774)	$4,121	$(6,895)	(167)%
Other income (expense), net is primarily driven by unrealized losses and gains on foreign exchange remeasurements of certain foreign currency denominated monetary assets and liabilities.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Provision for income taxes	$258	$287	$(29)	(10)%	$485	$1,477	$(992)	(67)%
The provision for income taxes decreased in both the three months and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, primarily due to a discrete income tax benefit related to excess stock-based compensation deductions in the three and nine months ended September 30, 2023.
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
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net loss. Adjusted EBITDA is calculated as net loss adjusted by (i) interest (income) expense, net; (ii) provision for income taxes; (iii) noncash charge of depreciation and amortization; (iv) gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment; (vi) noncash stock-based compensation expense, net; and (vii) certain acquisition, integration, and restructuring costs.
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

•Adjusted EBITDA excludes certain transaction costs, related to acquisition, integration, and restructuring costs. The acquisition and integration costs are primarily related to the Rewire acquisition and primarily include external legal, accounting, valuation, and due diligence costs, advisory and other professional services fees necessary to integrate acquired businesses, and the change in the fair value of the holdback liability as part of the acquisition of Rewire. The restructuring costs are primarily related to severance and other associated costs; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.
The following table sets forth a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(35,655)	$(33,069)	$(82,819)	$(94,624)
Add:
Interest (income) expense, net	(1,223)	(1,070)	(3,634)	(900)
Provision for income taxes	258	287	485	1,477
Depreciation and amortization	3,418	1,843	9,634	4,870
Foreign exchange (gain) loss	(376)	(1,815)	2,611	(4,171)
Donation of common stock(1)	4,600	1,972	4,600	1,972
Stock-based compensation expense, net	36,573	25,745	101,007	67,880
Acquisition, integration, and restructuring costs(2)	2,901	2,385	4,390	2,385
Adjusted EBITDA	$10,496	$(3,722)	$36,274	$(21,111)
__________
(1) Refer to Note 10. Common Stock within the Notes to the Condensed Consolidated Financial Statements for further detail on the donation of common stock.
(2) Acquisition, integration, and restructuring costs for the three and nine months ended September 30, 2023 consists of expenses related to the acquisition and integration of Rewire (O.S.G) Research and Development Ltd., as well as restructuring charges incurred. Acquisition and integration expenses for the three and nine months ended September 30, 2023 were $1.5 million and $3.0 million, respectively. These acquisition and integration expenses included the fair value of the holdback liability of $0.9 million and $1.9 million, respectively, and professional fees incurred for acquisition and integration costs of $0.6 million and $1.1 million, respectively. Restructuring charges incurred for both the three and nine months ended were $1.4 million. Refer to Note 5. Business Combinations and Note 12. Restructuring Initiatives in the Notes to the Condensed Consolidated Financial Statements for more information on the acquisition and integration costs and restructuring costs, respectively.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of September 30, 2023 and December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $223.3 million and $300.6 million, respectively, as well as funds available under the New Revolving Credit Facility, which we entered into in September 2021. We have historically financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads. In recent periods, we have supplemented those cash flows with borrowings on our New Revolving Credit Facility, primarily to support customer transaction volumes during peak periods, which we expect to continue to do in the future. During the nine months ended September 30, 2023, we borrowed against this credit facility which was repaid by September 30, 2023. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the New Revolving Credit Facility (including the letter of credit sub-facility), which has included active borrowings and repayments during 2023. As of September 30, 2023, we have unused borrowing capacity of $202.5 million.
We believe that our cash, cash equivalents, and funds available under the New Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. Our material cash requirements include funds to support current and potential operating activities, capital expenditures, and other commitments, and could include other uses of cash, such as strategic investments. In addition, on January 5, 2023, we acquired 100% of the outstanding equity interests of Rewire (as defined herein) for approximately $77.9 million, which includes the fair value of cash and equity issued, or to be issued, to selling shareholders. A portion of these proceeds were held back at closing for any potential indemnity claims, which will be released after a 15-month holdback period, subject to any deductions, the majority of which will be settled in cash, with a portion in Company common stock. As of September 30, 2023, the fair value of the liability held back that will be settled in cash and Company common stock was $13.8 million and is expected to be settled in the next 12 months.

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
The following table shows a summary of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(19,122)	$(27,789)
Investing activities	(47,450)	(5,016)
Financing activities	(9,521)	8,190
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(599)	(2,166)
Net decrease in cash, cash equivalents, and restricted cash	$(76,692)	$(26,781)
The year over year change in our cash, cash equivalents, and restricted cash balances is primarily driven by timing of customer transaction-related balances as well as activity related to our acquisition of Rewire, further discussed below.
Cash Flows
Operating Activities
Our main sources of operating cash are transaction fees charged to customers and foreign exchange spreads on transactions. Our primary uses of cash from operating activities have been for advertising expenses used to attract new customers, transaction expenses that include fees paid to payment processors and disbursement partners, personnel-related expenses, technology, and other general corporate expenditures. Our changes in operating cash flows are heavily impacted by the timing of customer transactions and, in particular, the day of the week that the quarter end falls on, including holidays and long weekends. For example we generally have higher prefunding amounts if the quarter closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction-related balances period over period and can reduce our cash position at a particular point in time. These balances within our Condensed Consolidated Statements of Cash Flows include disbursement prefunding, customer funds receivable, customer liabilities, and disbursement postfunding liabilities and book overdrafts, both of which are included within the line item ‘Accrued expenses and other liabilities.’
For the nine months ended September 30, 2023, net cash used in operating activities was $19.1 million, which was primarily driven by an increase in overall growth in our global network of funding and disbursement partnerships and an increase in volume of customer transactions. Specifically, as a result of both growth and timing, we saw an increase in disbursement prefunding of $52.2 million and customer funds receivable of $68.6 million, offset by an increase in customer liabilities of $29.2 million and accrued expenses and other liabilities, which are inclusive of disbursement postfunding liabilities and book overdrafts, of $34.2 million, which were the key drivers for the unfavorable changes in our operating assets and liabilities of $56.2 million. This change in our operating assets and liabilities was also partially offset by cash generated from our operations, when excluding the $119.9 million of noncash charges included within the $82.8 million net loss for the period.
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

Net cash used in investing activities was $47.5 million for the nine months ended September 30, 2023, an increase of $42.5 million, compared to net cash used in investing activities of $5.0 million for the nine months ended September 30, 2022. This increase was primarily driven by the acquisition of Rewire in the first quarter of 2023.
Financing Activities
Cash used in financing activities consists primarily of borrowings on the Company’s line of credit and proceeds from the exercise of stock options, offset by repayments of borrowings and other indebtedness.
Net cash used in financing activities for the nine months ended September 30, 2023 was $9.5 million, a decrease of $17.7 million, compared to net cash provided by financing activities for the nine months ended September 30, 2022 of $8.2 million. This decrease was primarily driven by the repayment of assumed indebtedness of $17.1 million that occurred in the nine months ended September 30, 2023.
Contractual Obligations and Commitments
Our principal commitments consist of standby letters of credit, long-term leases, and other purchase commitments entered into in the normal course of business. In addition, we routinely enter into marketing and advertising contracts, software subscriptions or other service arrangements, including cloud infrastructure arrangements, and compliance-tool related arrangements that contractually obligate us to purchase services, including minimum service quantities, unless we give notice of cancellation based on the applicable terms of the agreements. Most contracts are typically cancelable within a period of less than one year, although some of our larger software or cloud service subscriptions require multi-year commitments. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments.
In addition, on February 19, 2023, we entered into a lease for an office in Israel. This lease commenced in 2023 and will expire in 2027. Total incremental estimated cash payments that will be made over the course of the lease agreement total approximately $6.0 million. This lease has been recorded in accordance with ASC 842, Leases, on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023.
During the nine months ended September 30, 2023, other than software, cloud infrastructure, marketing, and compliance-tool related contracts entered into in the normal course of business, there were no other material changes to the contractual obligations and contingencies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. For further discussion of commitments and contingencies, also refer to Note 15. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2023, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than 12 months, and are typically month-to-month in nature. As described in the Notes to the Condensed Consolidated Financial Statements on our Annual Report on Form 10-K, we elected not to record leases on our Condensed Consolidated Balance Sheets if the lease term is 12 months or less. For further information on our lease arrangements, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
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
As of September 30, 2023 and December 31, 2022, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net loss was generated, would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $14.9 million and $10.2 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of transactions sent through our platform. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

On August 9, 2023, Matthew Oppenheimer, our Chief Executive Officer and Chair of our Board of Directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Oppenheimer’s plan is for the sale of up to 250,000 shares of our common stock and terminates on the earlier of the date all the shares under the plan are sold and October 18, 2024.
On September 14, 2023, Joshua Hug, our Chief Operating Officer and a member of our Board of Directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Hug’s plan is for the sale of up to 444,504 shares of our common stock, the actual amount of which may be less based on tax withholdings of RSUs, and terminates on the earlier of the date all the shares under the plan are sold and December 31, 2024.

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

Remitly Global, Inc.

Date:	November 1, 2023	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2023	By:	/s/ Hemanth Munipalli
Hemanth Munipalli
Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2023	By:	/s/ Gail Miller
Gail Miller
Chief Accounting Officer
(Principal Accounting Officer)