Form 10-K
period 2023-12-31
Remitly Global, Inc.
filed 2024-02-23
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,491.7 million based on the closing sale price of $18.82 as reported on the NASDAQ Global Select Market.
As of February 21, 2024, the registrant had 188,505,173 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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
ii

PART I
Item 1. Business
Overview
Remitly was founded in 2011 with a vision to transform the lives of immigrants and their families by providing the most trusted financial services on the planet. As our business has grown over the last decade - so must our vision. In order to continue to serve our existing customers as well as serve other global citizens with cross-border financial needs we have expanded our vision to transforming lives with trusted financial services that transcend borders.
The inspiration behind Remitly came when Matt, our co-founder and Chief Executive Officer, was living and working in Kenya. Living abroad, he experienced firsthand how painful it could be to send money across borders, and witnessed how far that money could go once it made it home. In Matt’s own words, remittances are all about trust, and he’s committed to making Remitly the most trusted financial service provider in the world. Today, Remitly is a leading digital financial services provider for immigrants, their families, and other global citizens in over 170 countries around the world. The long-term, trusted relationships we foster with our customers have enabled us to expand our core cross-border remittance product to over 5,000 corridors worldwide, and we are working to offer complementary new products to our 5.9 million quarterly active users.
Our customers are at the heart of everything we do. We believe that when we can provide more people with access to trusted financial services that transcend the barriers of borders, they can change the future. Our customers do this by transforming the local economies where they live and work, as well as the communities where they share access to trusted financial services.
Remitly’s culture is key to our success, and our cultural values act as a blueprint for how we accomplish everything we do. We regularly refresh our values to align with our strategy. The one constant, and single most important of these values is customer centricity, which serves as our north star in all that we do. To us, customer centricity means “we are here to listen to, learn from, and serve our customers.”
Our other core values fall broadly into three categories:
•Our purpose: Aim for the stars, be an owner, and earn trust through integrity; and
•Building relationships: Lead authentically, be global, hire and grow exceptional people, be constructively direct, be a compassionate partner, and be joyful; and
•Taking action: Have a bias for action, be data-driven, sweat the details, deliver on promises, overcome fear, and continuously improve.
These values influence our actions every day. Living up to our values builds customer trust, inspires employee engagement, and makes “Promises Delivered” our fundamental ethos.
Acquisition of Rewire
On January 5, 2023, we acquired 100% of the outstanding equity interests of Rewire (O.S.G.) Research and Development Ltd., a company organized under the laws of the State of Israel (“Rewire”), for approximately $77.9 million of aggregate consideration, the majority of which was or will be settled in cash, with the remaining consideration settled or to be settled in Remitly equity. The acquisition of Rewire allows us to accelerate our opportunity to differentiate the remittance experience with complementary products and expands our remittance businesses in new geographies all with a strong team that is culturally aligned with Remitly.
2023 Key Performance Metrics
Substantially all of our revenue today is generated through our remittance business, where we earn revenue from transaction fees charged to customers who are sending remittances and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on our currency purchases.
In addition to our financial results, we regularly review key business metrics to evaluate our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of these key business metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, or investors. The key business metrics that we use to measure the performance of our business are defined as follows:
•“Active customers” is defined as the number of distinct customers that have successfully completed at least one transaction using Remitly during a given period. We identify customers through unique account numbers.
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
Our 2023 key performance metrics included the following results:
•Active customers for the fourth quarter of 2023 increased to 5.9 million, from 4.2 million, up 41% year over year.
•Send volume for the year ended December 31, 2023 increased to $39.5 billion, from $28.6 billion, up 38% year over year.
The charts below present the respective key metrics for the past five fiscal years (active customer figures below represent active customers during the fourth quarter of the respective year):
Our Services
We provide a digital cross-border remittance product that is accessible via our mobile app or the web. Our customers are able to set up an account and start sending money to international recipients on our platform, generally within minutes. Recipients can receive funds in multiple ways using our diversified and global disbursement network. Our customers can also track the status of their transactions as they are processed. Today, our customers predominately engage with us via their mobile phones, either using our app or website, shifting what traditionally required waiting in line to speak with an agent to hand held devices. Providing our customers with a convenient, easy, and safe mobile experience underpins our approach to product development, marketing, and customer success.
Our remittance revenue is earned from transaction fees charged to customers who are sending remittances and the foreign exchange spreads between the foreign exchange rate offered to customers and the foreign exchange rate on our currency purchases.
While our journey began in digital cross-border remittances, we continue to evolve and invest in our technology platform to be able to deepen relationships with our customers. We believe this will allow us to address our customers’ discrete financial services needs, many of which are not met by legacy institutions.
Substantially all of our revenue is currently generated from digital cross-border remittances.
Strategy
We operate in a large and fragmented cross-border payments market that provides financial products and services to approximately 1 billion customers around the world. Based on estimates from FXC Intelligence, the consumer to consumer cross-border payments market is currently approximately $1.8 trillion and is expected to reach $3.3 trillion by 2030, growing at a CAGR of approximately 8%. As of December 31, 2023, we had captured approximately 2% of this market. Our strategy is to build on our trusted brand and technology platform by offering products and services in the cross-border payments market. We also believe that the global scale and breadth of our global money movement network that we have built over many years provides additional opportunities to leverage our platform to provide value to customers and businesses across the cross-border payments landscape. According to FXC Intelligence, the current market for consumer to business cross-border payments is approximately $3.1 trillion, business to consumer cross-border payments is approximately $1.7 trillion, and small to medium business cross-border payments is approximately $10.4 trillion.

Our approach to achieving our strategy has been rooted from Day 1 in customer centricity, which means deeply understanding our customers’ unique and local needs to provide them with a differentiated experience in cross-border offerings around remittances. Strategically, managing our business from this perspective has been key to our success since the very beginning and forms the framework for the remainder of our strategy, which includes the following focus areas:
•Deliver a fast, reliable and seamless end-to-end transaction experience that is tailored and localized to meet the needs of our global customer base. Delivering cross-border financial services in a trusted and reliable way to many customer segments is incredibly complex. We are focused on delivering a fast, reliable, and seamless experience to customers that builds trust and drives repeat engagement with our platform. Examples of complexity in cross-border financial services that we are investing in include localization across over 170 countries, reducing friction for customers across different payment methods and currencies, fraud and compliance systems that prevent bad actors while at the same time maintaining a great overall customer experience, sophisticated treasury and foreign exchange management, and delivering funds reliably and speedily to billions of bank accounts, billions of mobile wallets, and thousands of cash pick-up locations across the globe. All of this requires scale and a digital first approach and importantly, a critical focus on reducing unnecessary friction across all stages of the remittance journey which Remitly is uniquely qualified to deliver.
•Hyper localized marketing at attractive unit economics. We plan on continuing to invest in delivering a superior, trusted remittance experience for our customers, creating loyalty and a long-term relationship with our customers while also acquiring new customers at highly attractive unit economics. Our investments in performance, organic, and brand marketing along with increasing word of mouth will continue to drive efficient new customer acquisition. We have been able to drive efficiencies in new customer acquisition by focusing on elasticity testing, scaling search engine optimization, developing high-quality content, optimizing channel mix, deploying localized marketing campaigns, and by increasing word of mouth and referrals driven by our increasing scale and product enhancements. As we scale our customer base, we expect to benefit from increased leverage on our variable transaction costs which allows us to continue to invest in driving new customers to our platform at attractive unit economics.
•Unlock incremental customers, corridor types, and geographies. We see an opportunity to generate value by expanding our cross-border financial services more broadly to additional customers and markets around the world. While our global network spans over 5,000 corridors, we have plans to increase our reach to thousands of additional corridors. Although our customer base today is primarily immigrants that regularly send money home to family and friends in developing countries, we believe our platform can serve additional customers that have cross-border financial needs. We expect to leverage our data-driven approach to optimize the value we deliver to our customers, product features, marketing strategies, and customer economics as we expand and grow to new geographies and customers. Additionally, we expect to leverage our localization expertise and our technology platform to grow the number of disbursement, payment, and other partners in our global network and increase the quality and number of direct integrations with such partners. We will also continue to establish new disbursement partnerships and add new payment methods to enhance our cross-border payment remittance experience for current and potential customers in our existing corridors.
•Deepening our customer relationships, including through complementary new products. We believe there are enormous opportunities to create a more inclusive financial system that caters to customers that have cross-border financial needs. In connection with these opportunities, we are using the trust and insights we have with our customers to develop complementary new products. We believe our investments in complementary new products will deepen and expand our relationship with our customers creating a unique and virtuous cycle that leads to increased customer value, long term customer engagement, and a competitive advantage for Remitly.
What Sets Us Apart
Our brand promise is to bring “peace of mind” into everything we do. We focus on bringing trust, reliability, and a fair and transparent price to cross-border financial services.
There are four core elements to our differentiated approach:
•Mobile First. Our mobile app for cross-border remittances provides an easy-to-use, end-to-end process with a simple and reliable user experience that delivers peace of mind. In just a few minutes, customers are able to set up and send money for the first time with Remitly, and repeat transactions are easier with just a few taps. Our customers and their families can also track the status of their transactions as they are processed, and we provide a reliability promise to customers which is underpinned by our sophisticated risk models, high quality network, and empathetic customer service. This mobile-first experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty. Our services are highly non-discretionary for our customers which results in high revenue visibility throughout economic cycles.
As of December 31, 2023, our Remitly mobile app had a 4.9 iOS App Store rating with more than 1.4 million reviewers and a 4.8 Android Google Play rating with more than 740,000 reviewers. We have achieved this level of engagement and these high ratings by designing mobile-first products that make the customer experience simple and convenient and give our customers complete peace of mind.

•Global Scale and High Quality Money Movement Platform. Our global network of funding and disbursement partnerships enables us to complete money transfers efficiently in over 5,000 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. As a result of the quality of our network and the foundational investments we have made, in general every new send country we add results in a significant number of new corridors, as we are able to quickly connect send countries with receive countries, allowing us to continue to scale rapidly. Our scale and direct integration strategy allows us to negotiate highly favorable terms with both funding and disbursement partners while providing a great end-to-end customer experience including rapid and reliable transfers.
We provide broad and high quality disbursement options to our customers allowing them to choose the method that is most convenient for their family and friends to receive funds. We have partner relationships with global banks, aggregators, and leading payment providers to give our customers an array of payment (or pay-in) options, including with a bank account, card-based payments, and alternative payment methods.
Our disbursement network enables us to send (or pay-out) funds to over 4.2 billion bank accounts, over 1.2 billion mobile wallets, and approximately 460,000 cash pick-up locations. We focus on creating financial inclusion by providing payout optionality and access for recipients who do not always have convenient access to traditional banking. We believe our focus on financial inclusion creates peace of mind for our customers and their families while attracting and retaining loyal customers.
•Highly Attractive Unit Economics. Our data driven approach to optimizing customer lifetime value combined with a localized and scalable marketing platform allows us to acquire new customers at highly attractive unit economics. As we improve customer lifetime value through product enhancements and changes to variable operating costs, we are able to invest more in marketing while maintaining our marketing efficiency. We believe our expertise in localizing our marketing, products, and customer support at scale is a key differentiator and enables us to provide customers with a personalized experience that drives peace of mind while also delivering high returns on marketing and product investments.
•Superior Technology Platform. We believe that our differentiated approach to building our technology infrastructure enables a great customer experience and allows us to scale to meet customer demands in a more flexible way. We have been able to scale to more customers, more regions, and more use cases while continuing to get better at our reliability, speed, and performance due to our investments and unique approach to our technology platform. This enables not only our ability to scale, but also accelerates innovation on behalf of our customers - whether that is doing simple things well like delivering reliability, speed, and performance, or about enabling new use cases like complementary new products over time. Because our customers initiate transfers digitally, we capture and leverage a body of transaction-related data that provides insight into customer behavior and customer experience. This data and the analytics we perform help to inform our marketing investments and product development prioritization. In addition, we leverage our data platform and proprietary models to improve our compliance systems and manage pricing, treasury, fraud risk, and customer support. Finally, our proactive investments in artificial intelligence and machine learning have continued to drive scaled improvement in the areas of fraud and risk, pricing, customer support, and marketing.
Our Global Network
Our global network of funding and disbursement partners is at the core of our business. Over the last decade, we have strategically expanded and improved the quality of our network in existing corridors to provide our customers with increasing disbursement options and in new corridors as part of our expansion strategy. A key focus of our global network strategy is continuing to expand the number of direct integrations with local partners. These direct integrations allow for a better customer experience and lower costs and are a significant competitive advantage. Our partners, including those that are among the most trusted and recognized brands around the world, create a broad and effective payment acceptance (pay-in) and payment delivery (pay-out) ecosystem for our customers:
•Payment acceptance. We have relationships with top tier banks and leading global payment processors and networks. These relationships provide our customers an array of payment (or pay-in) options to fund remittances with a bank account, card-based payments, and alternative payment methods.
We can accept and settle transfers from hundreds of millions of consumer bank accounts, payment methods such as Apple Pay and Google Pay, as well as Visa and Mastercard credit and debit cards. As a digital service, we typically do not have sending agents who accept cash. We, in turn, do not incur costs or commissions associated with physical agent-based sending and funding.
•Payment disbursement. We provide broad access to disbursement options for our customers including cash and digital disbursement options. Our broad disbursement network provides peace of mind and allows customers to choose whatever method works best for their family and friends to receive funds. We have access to many disbursement partners across the globe including major banks, aggregators, cash pick-up, and mobile wallet partners. These relationships provide our customers with choice of disbursement and enable us to send funds within minutes, or even seconds, to over 4.2 billion bank accounts, over 1.2 billion mobile wallets, and approximately 460,000 cash pick-up locations (including retail outlets and banks).

We select our disbursement partners based on our recipients’ preferences, quality of service, cost, brand recognition, and co-branding opportunities. Our disbursement partners make us a trusted source of remittances because our customers are typically already familiar with their chosen disbursement partner and recipients feel comfortable receiving money where they regularly bank or shop. In addition, we only select disbursement partners that meet or exceed: (1) our geographic coverage goals in the markets in which they operate; (2) our robust compliance and regulatory requirements; and (3) our specific operating metrics such as credit worthiness and error rates.
As a result of our scale, we are able to establish multi-faceted partnerships. These partnerships enable the ability to source and settle foreign exchange rates locally, accept payments, or deposit customer funds directly to customer accounts. In addition, we have redundancies built into our global network for our various partnerships.
Today, our customers primarily send money from the United States, Canada, the United Kingdom, and other countries in Europe. Our customers and their recipients are located in over 170 countries around the world; our largest receive countries include India, Mexico, and the Philippines.
Technology
Our Technology Platform
Our purpose-built technology platform powers localized consumer experiences, enables a robust network of partner integrations, and uses data to optimize business performance, while enabling our ability to expand into complementary new products.
Our unique technology platform has broad and complex capabilities and, together with our proprietary data, gives us a unique advantage in understanding our customers and being able to meet their needs. Given the scale of our business, the local nuances of the markets we serve, and the complexity of digital cross-border payments, investments in our technology have positioned us for efficiency and continued growth. Our technology platform is comprised of the following:
•Core transaction engine that underpins the entire transaction lifecycle along with a sophisticated pricing engine that enables ongoing price optimization;
•Customer experience interface, across Android, iOS, and Web with corridor-specific user journeys and multilingual self-service or real-time support;
•Disbursement network for partner integrations that supports a diverse set of disbursement methods for our customers and their recipients in over 170 countries;
•Our electronic Know Your Customer (“KYC”), machine learning-based fraud scoring and payment authentication processes that all take place in real-time to give our customers immediate feedback and are in compliance with highly complex and continuously evolving global and local regulations; and
•Marketing technology stack that enables our marketing team to efficiently operate and improve the quality of our customer experiences by supporting our localization strategies and efficiently capturing and analyzing data to ensure maximum long-term return on our marketing investments.
Customer Experience
We strive to make each customer interaction on our digital products intuitive and free of unnecessary friction. New customers can typically initiate a transaction with only a few taps after setting up their account and adding their recipient’s information. We have further streamlined the experience for existing customers completing repeat transactions. In addition, we recognize that customers' needs and preferences vary across corridors and continue to localize the customer journey in select corridors, from language, to product selection, to the specific flow and product options. Finally, when errors or delays do occur, we strive to enable our customers to take control of the issues and resolve directly within our product, whenever possible.
We invest substantial resources and rely on data and insights to understand our customers’ needs in order to continually innovate to deliver even richer features, products, and services. We therefore have significant resources dedicated to technology and development across multiple teams including product, engineering, design, analytics, compliance, marketing, and customer service. These teams are responsible for the envisioning, design, development, and testing of our platform and services. We focus the majority of our investment on developing new functionality, making it accessible and relevant globally, improving the customer experience and optimizing fraud loss rates, and further enhancing the usability, reliability, and performance of our platform and services.
Competition
We have experienced and expect to continue to experience competition from a number of companies, including those who are well-established or who may have greater resources, and those who may become meaningful competitors in the future. Our competitors generally fall into the following categories:
•Incumbent providers with a scaled legacy footprint. Traditional providers with large networks of brick-and-mortar locations and agents around the world, that have been slow to adopt digital solutions.
•Traditional banks. Traditional bank networks that offer a wide variety of financial services, including international remittances, but have limited disbursement options and may have burdensome KYC processes that do not cater to immigrants or other global citizens.

•Digital-first cross-border payment providers. Digital-first providers of payments, money transfer, and remittance products that aim to be convenient, transparent, and affordable, with varying corridor-related focuses, such as developed-to-developing or developed-to-developed markets.
•Emerging players focused on complementary financial products and services. Digital-only banks, wallets, and other emerging digital players typically offer a subset of the financial services offered by traditional banks, and generally place a greater emphasis on convenience and user experience. Similarly, those utilizing blockchain technology and digital or crypto assets often claim benefits of lower cost transactions and higher transfer speeds relative to incumbent money-movement providers. However, price volatility, various fiat conversion fees, user friction, lack of trust, legal and regulatory uncertainty, and other factors have limited the utility of cryptocurrencies, as well as digital assets broadly, for remittances. Still, Remitly continues to assess blockchain technologies and digital assets (and our users’ preferences towards them) as both an opportunity and competitive risk, particularly as the technology continues to evolve.
•Informal person-to-person channels. Bringing cash home when immigrants travel, trusting others to deliver cash back home, established networks of “IOUs” based on documentation or passwords, and other systems of trust-based cash transfers that evade tracking and regulation. As digital-first cross-border payment providers continue to expand reach and provide higher quality and accessible services, we believe the share of informal person-to-person channels will likely diminish over time, expanding the addressable market for the competitor categories above.
Digital-first companies are increasingly gaining market share from legacy providers and traditional banks. We believe that the principal competitive factors across experience, product, network, and technology include:
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
Specifically, we believe that our mobile-first suite of products, our vast global network, our localization expertise at scale, and our data-driven approach create sustainable differentiation against competitors.
Regulatory Environment
Our business is subject to a wide range of federal, state, and international laws, regulations, and supervisory guidance across the globe. The majority of these are applicable to us on the basis of the jurisdictions in which we operate and conduct our activities. These include, without limitation, the United States, Canada, the United Kingdom, and the European Economic Area (the “EEA”). We are also subject to laws, regulations, and guidance on the basis of the jurisdictions in which recipients receive disbursements. These include India, Mexico, and the Philippines as well as other receive countries. These laws and regulations include strict requirements intended to help detect and prevent money laundering, terrorist financing, sanctioned persons and activity, fraud, data misuse, theft and misappropriation, and other illicit activity. In addition, the applicable regulatory framework includes laws, regulations, and guidance regarding money transmission licensing, financial services, consumer protections including disclosures, foreign exchange, safeguarding of customer funds, currency controls, unclaimed property, privacy, and cybersecurity. The regulatory requirements applicable to our business in any given jurisdiction are typically extensive, complex, frequently evolving, and increasing in scope, and may impose overlapping and/or conflicting requirements or obligations. For more information, see the section titled “Risk Factors—Legal and Compliance Risks.”
We have developed and implemented a compliance program, including our anti-money laundering (“AML”) and consumer protection programs, composed of policies and procedures designed to comply with such regulatory framework as it applies to our business. We also monitor these areas closely to continue to adapt our business practices and strategies to help us comply with the current and evolving regulatory environment.

Anti-Money Laundering. In the United States, our business is subject to federal AML laws, regulations, and supervisory guidance, which include the Bank Secrecy Act (the “BSA”), as amended by the USA PATRIOT Act of 2001, as well as similar state laws, regulations, and supervisory guidance. The BSA, among other things, requires companies engaged in money transmission to register with the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury as money services businesses and to develop and maintain risk-based AML programs, report suspicious activity, and collect and maintain information about their customers and certain transaction records. These requirements may also apply to our disbursement partners and, if our partners are service providers who have relationships with their own disbursement providers, those partners’ disbursement providers (“disbursement sub-partners”). Furthermore, FinCEN has interpreted the BSA to require money services businesses to conduct risk-based monitoring of their counterparties.
Similar AML laws, regulations, and supervisory guidance in the countries where we operate and those where we are licensed apply to our business internationally. These include laws, regulations, and supervisory guidance to detect and prevent money laundering and terrorist financing, including obligations to collect and maintain information about our users, recordkeeping, reporting, and due diligence and supervision of our counterparties similar to, and in some cases exceeding, those required under the BSA. We are also, to a lesser extent, impacted by AML laws, regulations, and supervisory guidance in the other countries in which our disbursement partners and disbursement sub-partners operate.
As a money services business, we maintain a stringent AML compliance program that includes internal policies and controls, designation of AML compliance officers for each of our regulated subsidiaries, ongoing employee training and monitoring programs, and annual independent reviews.
Sanctions. Our business must also comply with U.S. economic and trade sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and with similar sanctions administered by sanctions authorities in other jurisdictions in which we operate or where we are licensed. These laws, regulations, and supervisory guidance prohibit or restrict transactions in, to, or from certain countries, regions, or governments, as well as with certain individuals and entities such as traffickers in illegal goods or services, terrorists, and terrorist organizations. Sanctions are imposed to address acute foreign policy and national security threats and may change rapidly and unpredictably in response to world events or domestic or international political developments.
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
Anti-Bribery. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States, the Corruption of Foreign Public Officials Act in Canada (“CFPOA”), the U.K. Bribery Act in the United Kingdom, and similar laws in the other jurisdictions in which we or our disbursement partners or disbursement sub-partners operate, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of influencing official action or otherwise gaining an unfair business advantage, such as obtaining or retaining business. We maintain a compliance program designed to comply with applicable anti-bribery laws, regulations, and supervisory guidance.
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
In the United States, we are registered as a Money Services Business with FinCEN, and we hold licenses to operate as a money transmitter (or its equivalent) in the 48 states where such licenses are required, as well as in the District of Columbia and various U.S. Territories. As a licensed money transmitter, we are subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum net worth requirements, customer disclosure requirements, regulatory approval of directors and senior management of the licensed entity, AML and sanctions compliance, cybersecurity program requirements, and examination by state regulatory agencies. In connection with certain licenses we hold in the United States, there are also different shareholding thresholds that may require a shareholder to obtain regulatory approval prior to exceeding such thresholds.
Outside the United States, we provide services to our customers in a variety of ways. In several key jurisdictions, we have obtained licenses or are registered to operate as a money services business or payment institution, as applicable. In Canada, we are registered with the Financial Transactions and Reports Analysis Centre of Canada as a money services business. In the United Kingdom, we have obtained a payment institution license from the Financial Conduct Authority. In Ireland, we have obtained a payment institution license from the Central Bank of Ireland, and such license permits us to provide certain payment services across the EEA. We also hold licenses in several other jurisdictions and plan to apply for money transmitter licenses or their equivalents in additional jurisdictions. Additionally, in several foreign jurisdictions, we work with disbursement partners to make funds available to recipients. These may be locally licensed businesses or regulated banks whom we believe to be compliant with local laws.
Under these licensing regimes and associated regulations and supervision, we are subject to requirements such as capital and safeguarding rules, certain consumer protection requirements, IT and operational security risk management requirements, outsourcing oversight requirements, and periodic regulatory examinations. In certain countries, we are able to serve our customers through the use of disbursement partners instead of obtaining our own license. These entities are typically locally licensed businesses or regulated banks whom we believe are compliant with local laws.

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
Consumer Disclosure and Consumer Protection. We are subject to laws, regulations, and disclosure requirements relating to consumer protection in the United States and other jurisdictions in which we have operations, where such laws, regulations, and supervisory guidance are enforced by numerous government agencies. In the U.S., the Consumer Financial Protection Bureau (the “CFPB”) implements, examines compliance with, and enforces federal consumer protection laws governing financial products and services, including the Remittance Transfer Rule. The Remittance Transfer Rule requirements include: (1) a disclosure requirement to provide consumers sending funds internationally from the United States with pre-transaction written disclosures and receipts; (2) an obligation to investigate and resolve certain errors, including errors that may be outside our control; and (3) an obligation, upon a customer’s request, to cancel certain transactions that have not been completed. The CFPB has recently signaled greater scrutiny regarding consumer fees and disclosures generally, and stronger enforcement of the Remittance Transfer Rule specifically. We expect a heightened enforcement environment for remittance companies, especially regarding transparency of fees and exchange rates. Furthermore, the CFPB may be considering new restrictions or rules on such fees and disclosures.
In addition, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive, or abusive acts or practice (“UDAAP violations”). The CFPB has substantial rule-making and enforcement authority to prevent UDAAP violations in connection with any transaction involving a consumer financial product or service. As a larger participant in the market for international money transfers, we are subject to direct CFPB supervisory authority over our business. This includes the authority to fine and provide consumer restitution for violations and request information and data about our compliance activities. In addition, the CFPB requires that we track and respond to consumer complaints.
Similar laws, regulations, and supervisory guidance in the countries where we operate and those where we are licensed apply to our business internationally. These include laws, regulations, and supervisory guidance to provide disclosures, an obligation to investigate and resolve certain errors and complaints, and obligations to cancel certain transactions. In addition, there has also been an increase in the level and regulatory scrutiny of consumer protection laws, regulations, and supervisory guidance relating to ‘treating customers fairly’. These laws apply to our international business (including in the United Kingdom and the EEA). In the United Kingdom, the Financial Conduct Authority (the “FCA”) has issued, supervises, and enforces the Consumer Duty that places an obligation on firms to act to deliver good outcomes for retail customers.
Indirect Regulatory Requirements. In addition to the direct licenses discussed above, we also seek, obtain, and maintain additional licenses to support new products and use cases, and we also are subject to indirect regulatory requirements based on the requirements of our product partners. At the current time, none of the businesses supported by these indirect or new licenses are material to our business.
For an additional discussion on governmental regulations affecting our business, please see “Item 1A. Risk Factors—Financial Risks” and “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.
Intellectual Property
Intellectual property and proprietary rights (“IP Rights”) are important to the success of our business. We rely on a combination of copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections to establish, maintain, and protect our IP Rights, including our proprietary technology, software, know-how, and brand.
As of December 31, 2023, we owned six U.S. registered trademarks, two pending U.S. trademark applications, 112 foreign registered trademarks, and 29 pending foreign trademark applications covering the mark REMITLY, our collapsed Clasped Hand logo, REMITLY (+ Clasped Hand Logo), PASSBOOK BY REMITLY, 汇安易 (Hui Mei Yi in Chinese characters), and 睿每易 (Rui Mei Yi in Chinese characters). This includes six foreign registered trademarks for the REWIRE mark and REWIRE Logo resulting from the purchase of REWIRE (O.S.G.) RESEARCH AND DEVELOPMENT LTD. We are in the process of recording the assignment of the REWIRE and REWIRE Logo marks with the relevant trademark offices. We are pursuing additional trademark registrations to the extent we believe it would be beneficial and cost effective. Additionally, we own common law trademark rights in the above referenced marks as well as the REMITLY PROMISES DELIVERED (+ Clasped Hand Logo) mark in the United States and certain other jurisdictions where common law rights are recognized. We also own several domain names, including www.remitly.com.
We monitor our trademarks and service marks through watch services which notify us when applications for potentially conflicting marks have been filed in the United States and in other jurisdictions. We also enforce our trademarks, service marks, trade names, and domain names against infringing third-party trademarks, trade names, and domain names by sending cease and desist letters, filing complaints, and commencing administrative and other legal proceedings in the United States and various other jurisdictions.
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
See the section titled “Risk Factors—Cybersecurity, Privacy, Intellectual Property, and Technology Risks” for a more comprehensive description of risks related to our IP Rights.
Privacy and Cybersecurity
Privacy Regulations. We collect, use, receive, store, transmit, disclose, and otherwise process a wide variety of data and information (including personal information and sensitive personal information) for various purposes in our business. This aspect of our business is subject to numerous laws, rules, regulations, industry standards, and other obligations in the United States and globally. Regulation and proposed regulation in this area has increased significantly in recent years and is expected to continue to do so. Our data handling is also subject to contractual obligations.
In the U.S., various federal, state, and local laws, rules, and regulations apply to the collection, disclosure, security, and other processing of personal information, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Federal Trade Commission Act, the Gramm-Leach-Bliley Act (the “GLBA”), and various state laws and regulations relating to privacy and cybersecurity. The GLBA (along with its implementing regulations), a federal privacy law that applies to financial institutions, like Remitly, restricts certain collection, storage, use, disclosure, and other processing of certain nonpublic or otherwise legally protected information, requires notice to individuals of privacy policies and practices relating to sharing such information, and provides individuals with certain rights to prevent the use and disclosure of such information. These rules also impose requirements for the safeguarding and proper destruction of such information through the issuance of cybersecurity standards or guidelines.
In addition to numerous privacy and cybersecurity laws and regulations already in place, U.S. states are increasingly adopting laws imposing comprehensive privacy and cybersecurity obligations, which may be more stringent, broader in scope, or offer greater individual rights with respect to personal information (including sensitive personal information) than foreign, federal, or other state laws and regulations, and such laws and regulations may differ from or conflict with each other. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. A growing number of other states also have enacted, or are considering enacting, comprehensive privacy and cybersecurity laws that share similarities with the CCPA. There are also ongoing discussions in the U.S. Congress of a new federal privacy and cybersecurity law to which we may become subject if it is enacted. Additionally, the U.S. Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, security, and other processing of personal information.
Internationally, many countries have established their own privacy and cybersecurity legal framework with which we, our customers, and/or partners may need to comply. For example, as a result of our presence in Europe and our service offering in the European Union, we are subject to the EU General Data Protection Regulation (the “GDPR”), which imposes stringent privacy and cybersecurity requirements. The GDPR includes numerous requirements and changes from previously existing European law, including more robust obligations on data controllers and processors and more fulsome documentation requirements for data protection compliance programs by covered companies. Failure to comply with the GDPR can result in fines up to the greater of €20 million or 4% of annual global revenues of the violator. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the EEA, including the United States, in respect of which the European Commission or other relevant regulatory body has not issued a so called ‘adequacy decision,’ unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data.
Moreover, following the exit of the United Kingdom from the European Union, the GDPR was transposed into U.K. law (the “U.K. GDPR”) as supplemented by the U.K. Data Protection Act 2018, which currently imposes the same obligations as the GDPR in most material respects. Failure to comply with the U.K. GDPR can result in fines up to the greater of £17.5 million or 4% of annual global revenues of the violator. However, the U.K. GDPR will not automatically incorporate changes made to the GDPR going forward (which would need to be specifically incorporated by the U.K. government), which creates a risk of divergent parallel regimes and related uncertainty. For example, in 2021, the European Commission announced an adequacy decision concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the United Kingdom. This adequacy determination will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or revoked in the interim. We cannot predict how the U.K. GDPR and other U.K. privacy and cybersecurity laws, rules, or regulations may develop, including as compared to the GDPR, nor can we predict the effects of divergent laws and related guidance. Moreover, the U.K. government has launched a public consultation on proposed reforms to the data protection framework in the United Kingdom. This may lead to future divergence and variance between the two regimes.

Recent legal developments in Europe have created complexity and uncertainty regarding data transfers from the EEA to countries outside of the EEA in respect of which the European Commission or other relevant regulatory body has not issued an adequacy decision. Furthermore, the United Kingdom similarly restricts transfers of personal data to countries outside of the United Kingdom to countries such as the United States that the U.K. government does not consider to provide an adequate level of personal data protection. While we currently rely on the standard contractual clauses promulgated and recently substantially revised by the European Commission and the United Kingdom’s International Data Transfer Agreement (or the United Kingdom’s approved international data transfer addendum to the European Union’s standard contractual clauses) for such transfers, on July 10, 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the European Union to the United States under the recently adopted EU-U.S. Data Privacy Framework (followed on October 12, 2023 with the adoption of an adequacy decision in the United Kingdom for the U.K.-U.S. Data Bridge). However, the EU-U.S. Data Privacy Framework (and the U.K.-U.S. Data Bridge) may be in flux as such new adequacy decision has been challenged, and is likely to face additional challenges, including at the Court of Justice of the European Union.
Additionally, many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of data breaches involving certain personal information. For example, laws in all U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. Furthermore, in July 2023, the SEC adopted new cybersecurity disclosure rules requiring public companies to disclose, among other things, a material cybersecurity incident within four days of determining that an incident is material. We also may be contractually required to notify consumers or other third parties of a cyberattack, cybersecurity breach, or other similar incident.
There are a number of pending legislative proposals in the European Union, the U.S., at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. We expect that our efforts to comply with the GDPR, U.K. GDPR, GLBA, CCPA, and other regulatory and legislative requirements will continue to require substantial investments, including investments in compliance processes and technical infrastructure. In addition, some countries are considering or have passed legislation implementing cybersecurity requirements, including requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
We are engaged in ongoing privacy and cybersecurity compliance and oversight efforts, including in connection with the requirements of privacy and cybersecurity laws, rules, regulations, industry standards, and other obligations. Many of these privacy and cybersecurity laws, rules, and regulations are subject to change, have uncertain and inconsistent interpretation and enforcement, and may conflict with one another, other requirements or obligations, or our practices or the features of our services.
For additional information about privacy and associated risks, see the section titled “Risk Factors—Cybersecurity, Privacy, Intellectual Property, and Technology Risks.”
Cybersecurity. While we take reasonable efforts to secure our customers’ information, financial technology companies such as us are prone to cyberattacks, cybersecurity breaches, service outages, and other similar incidents by third parties seeking unauthorized access to our data or to disrupt our ability to provide access to our products and services. In addition, computer malware, viruses, social engineering (predominantly phishing attacks), vendor errors, and general hacking have become more prevalent in the industry, have occurred on our systems in the past, and will occur on our systems in the future. We regularly encounter attempts to create false or undesirable accounts or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. Cyberattacks may cause interruptions to our platform, degrade the user experience, cause users to lose confidence and trust in our platform, impair our internal systems, or result in financial harm to us. Our efforts to protect company data or the information that we receive may also be unsuccessful due to: software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees to disclose information in order to gain access to our data. Cyberattacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time.
For additional information about cybersecurity and associated risks, see the section titled “Risk Factors—Cybersecurity, Privacy, Intellectual Property, and Technology Risks.”
Human Capital
As we continue to grow and serve customers around the world, we strive to build a global team that is open, curious, and values individuals’ unique experiences, cultural backgrounds, strengths, and perspectives. Fostering a sense of belonging in all environments allows for every Remitly employee around the world to do their best work in service to our customers.
Our Global Team. As of December 31, 2023, we had over 2,700 full-time equivalent employees working out of our global offices, which includes our headquarters in Seattle, Washington, several other office locations, or remotely. None of our team members is represented by a labor union or is covered by a collective bargaining agreement. We believe the positive relationship between our customers, our team members, and our mission-oriented culture differentiates us and is a key driver of our business success. Attracting, recruiting, growing, and retaining globally diverse talent enables us to deliver on our brand promise to customers and serve our broad set of stakeholders. We are focused on supporting our employees from recruitment and onboarding, to ongoing development, and have implemented programs designed to encourage engagement and personal wellness.

Our Culture and Values. Culture is the set of habits that allows a group of people to cooperate by assumption rather than by negotiation. It is composed of artifacts, norms, values, and behaviors - and it is not what we say, but what we do without asking. Culture serves as the invisible glue that binds together the intangibles (e.g., how we treat each other, how we make decisions, how we serve our customers) with business objectives.
Remitly’s cultural values define our ideal behaviors and interactions. Each of us as individuals, teams, and as a company has strengths and growth opportunities. We view our values as a north star and, with a ‘growth mindset,’ our aspiration to work towards. Our values give us a common language to guide our work, behavior, and decision making every day.
Remitly’s culture is the foundation of our success. We invested in our culture and values the day we started this company more than a decade ago, and we will continue to invest for the decades to come. Our values are not stagnant. Every so often we take a step back to refresh our values with the goal of continuously improving as we grow to serve millions of new customers, attract exceptional employees, globalize, grasp opportunities, and face challenges in our ever-changing world. Our cultural values define how we get things done. At Remitly we believe that how we accomplish our work leads to great outcomes in what we accomplish.
Diversity, Equity, and Inclusion. Diversity, Equity, and Inclusion (“DEI”) is deeply rooted in our purpose and mission at Remitly. We have worked to build education, support, and awareness for DEI into all parts of our employee experience and continue to find new ways to provide benefits and support in line with the needs of the diverse talent we attract. Our focus every day is to tirelessly deliver for our customers, many of whom may be underrepresented in the countries they have migrated to and have historically been left out of traditional financial systems. To ensure we create an inclusive culture that embraces the diversity of our employees, we have invested in resources and created programs that encourage continuous learning and constructive dialogue at all levels of our organization, including, among others, employee-led global affinity groups, executive members hosting DEI monthly meetings, and investing in tools that deliver weekly DEI-related learning content to employees.
Employee Engagement and Retention. Employee voice and engagement is a cornerstone to how we foster a culture of belonging. This focus allows all of us to do our personal best to deliver for our customers every day. Activities and initiatives include annual employee engagement surveys, pulse surveys and action planning, ongoing feedback sessions, office hours, and 1:1s. Our cultural values are woven throughout our employee lifecycle processes including onboarding, performance management, and development planning, which help us to attract, inspire, and retain a world-class and globally diverse team.
Benefits and Compensation. In every geography with employees, we offer market competitive compensation that includes equity to reward high performers and align our employee incentives with the long-term and customer-oriented success of Remitly.
We provide comprehensive benefits and services that help meet the unique needs of our employees, including medical, dental, and vision insurance, a health savings account with company contribution, family and medical leave, flexible work schedules, paid holidays and flexible vacation time, as well as mental wellness access from Modern Health, which provides coaching and counseling services for employees and dependents in their household. To support parents and families, we offer benefits through Maven so all employees on any path to parenthood have 24/7 access to virtual care, ranging from prenatal support and family planning, to delivery, postpartum, and pediatrics that support diverse family structures. Remitly also participates in the World Professional Association for Transgender Health (the “WPATH”) so our teammates who identify as Transsexual, Transgender, and Gender Nonconforming People have access to the care they need. We sponsor a 401(k) plan that includes a matching contribution and offer financial coaching through a third-party provider. We also offer an employee stock purchase plan to enable eligible employees to purchase shares of common stock at a discount via accumulated payroll deductions.
Corporate Philanthropy
When communities have access to financial tools and resources, they change the future for themselves and their loved ones. They also transform the local economies where they live and work, as well as the countries where they send money. Through Remitly’s charitable giving programs, we aspire to invest in and support the organizations and coalitions who are committed to improving financial inclusion and community resiliency around the globe. In 2021, we joined Pledge 1%, a global movement that encourages and empowers companies of all sizes and stages to donate 1% of their staff time, product, profit, and/or equity to social good. Our major corporate philanthropy programs include the following:
Pledge 1%. Our Pledge 1% commitment publicly acknowledges our intent to give back and expand our social impact in order to sustainably further our mission to expand the financial inclusion of immigrants and other global citizens. As such, in July 2021, our board of directors approved the reservation of up to 1,819,609 shares of our common stock (which was approximately 1.0% of our fully diluted capitalization as of June 30, 2021) that we may issue to or for the benefit of a 501(c)(3) nonprofit foundation or a similar charitable organization pursuant to our Pledge 1% commitment in equal installments over ten years. From 2021 to 2023, we donated 181,961 shares of our common stock each year to the Remitly Philanthropic Fund. We also have a multifaceted social good program that aligns with our Pledge 1% philanthropic commitment.
Corporate and Employee Giving. We have various corporate and employee giving programs, aligned to our impact priorities, as described in our inaugural 2022 Impact Report published on our investor relations website in September 2023. Our programs include providing financial assistance through our Remitly Scholars Program to help students in the Philippines pay for school fees, books, food, school supplies, and other resources they might need to successfully graduate from college, as well as supporting immigrant communities and strengthening community resilience by responding to disasters around the world.

Volunteering. In 2023, we focused on volunteer opportunities that addressed financial inclusion, family support for immigrants and refugees, and youth education. Volunteer events included employees volunteering as mentors and career coaches, offering time and experience to students entering into the technology field. We also delivered several Employee Action Guides that provided Remitly employees with self-paced learning and mental health resources that could be shared with their online and offline networks.
Available Information
Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we offer notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases through our investor relations website. We have used, and intend to continue to use, the Investor Relations section of our website at https://ir.remitly.com as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our board committee composition and charters, code of business conduct and ethics, and corporate governance guidelines, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the accompanying notes included elsewhere in this Annual Report on Form 10-K, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Summary of Risk Factors
Some of the material risks that we face include:
•We operate in a highly competitive and evolving market and may be unable to compete successfully against existing and future competitors which employ a variety of existing business models and technologies or new innovations;
•If we are not able to innovate, improve existing products, and develop new products that achieve market acceptance, our growth, business, operating results, financial condition, and future prospects could be materially and adversely affected;
•We partner with third parties to support fulfillment of our service, including risk management, payment processing, customer support, cloud hosting, and disbursement, which exposes us to risks outside our direct control;
•Cyberattacks, cybersecurity breaches, service outages, or other similar incidents could result in serious harm to our business, reputation, and financial condition, including by triggering regulatory action or a breach of our agreements with significant partners that we rely on to deliver our services;
•We are subject to privacy and cybersecurity laws across multiple jurisdictions which are highly complex, overlapping, frequently changing, and which create compliance challenges that may expose us to substantial costs, liabilities, or loss of customer trust. Our actual or perceived failure to comply with these laws could harm our business;
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
•Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition, results of operations, and cash flows;
•If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected;
•If one or more of our counterparties, including financial institutions, aggregators, and local cash pick-up institutions where we have cash on deposit, or our lenders and potential hedging counterparties, default on their financial or performance obligations to us or fail, we may incur significant losses; and
•Our customers and business operations are exposed to macroeconomic conditions and geopolitical forces in developing regions and regions that account for a significant amount of our send volume, which exposes us to risk of loss.

Business and Industry Risks
We operate in a highly competitive and evolving market and may be unable to compete successfully against existing and future competitors which employ a variety of existing business models and technologies or new innovations.
The market for remittances is global, highly competitive, and fragmented and includes a mix of traditional and digital players. This includes monoline remittance companies as well as more platform-based competitors that offer multiple financial services, including remittances. These competitors include traditional banks, digital-first cross-border payment providers, online-only banks, and cryptocurrency providers. Some of the competitors are significantly larger than we are, have longer operating histories, have more scale and name recognition, and more resources to deploy. We also compete against smaller, country-specific companies, banks, and informal person-to-person money transfer service providers that may have more ability to effectively tailor products and services, marketing, and regulatory compliance to local preferences and requirements.
Some of these competitors may introduce new products or services that render us unable to retain our existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. In addition, these competitors use a variety of funding, money measurement and pricing methodologies which may be more attractive to customers in some geographies or demographics. Our pricing strategy for our cross-border payments may also prove to be unappealing to our customers for other reasons, too. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our revenue and operating results.
In addition, the broader financial services sector is experiencing rapid evolution in technologies and there has recently been significant advancement in the development of neobanking, as well as other real time payment technologies. Any failure to timely anticipate changes in customer behavior related to new payment technologies, or to successfully integrate such technologies into our services, could harm our ability to compete and result in a loss of customers and corresponding loss of revenue.
If we are not able to innovate, improve existing products, and develop new products that achieve market acceptance, our growth, business, operating results, financial condition, and future prospects could be materially and adversely affected.
Our products and services rely on a technology-driven platform that requires innovation to remain competitive. Our process for innovation is complex and relies upon both internally developed and third-party technologies and services, including machine learning, cloud-based, and other emerging technologies. We may not be able to make product or technological improvements as quickly as our competitors and/or as demanded by our customers, or to market them effectively, which could harm our ability to attract or retain customers. This includes the incorporation of artificial intelligence (AI) technologies. In addition, we continue to develop new products and services which require ongoing investment. It is possible that these new products may not return our investment or be profitable, or may experience disruptions in development or availability in the market as a result of a variety of factors outside our control, which may have an adverse effect on our business and financial results. See the section titled “Risk Factors—General Risks.” Additionally, the majority of our customers access our products through our mobile website and mobile app, and we must ensure that our offerings are optimized for mobile devices and that our mobile apps are interoperable with popular third-party mobile operating systems such as Google Android and Apple iOS. If we are unable to successfully and in a timely fashion innovate and improve our existing products that achieve market acceptance, and continue to deliver a superior customer experience, our growth, business, operating results, financial condition, and future prospects could be materially and adversely affected.
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our business and operating results may be materially and adversely affected. We also may not be able to sustain our growth rate in the future.
We have experienced rapid growth in recent periods in our headcount, licensing portfolio, geographic footprint, and transaction volume, all of which place substantial demands on our management and operational resources. We will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures to manage this growth.
Further, as we continue to grow, our business becomes increasingly complex and requires more resources. We have expended and anticipate continuing to expend, significant resources on expanding our infrastructure, streamlining our business and management processes, and other operational areas. Continued growth could strain our existing resources and we could experience operating difficulties in managing our business across numerous jurisdictions. Failure to effectively scale could harm our future success, including our ability to retain and recruit personnel and to effectively focus on our growth strategy.
For example, our controls, policies, and procedures, including with respect to accounting, risk management, privacy, cybersecurity, client on-boarding, transaction monitoring, and reliance on manual controls, among other compliance matters, remain under development and may not be consistently applied or fully effective to identify, monitor, and manage all risks of our business as we continue to scale rapidly. If we do not inform, train, and manage our employees properly, we may fail to comply with applicable laws and regulations, which could lead to adverse regulatory action. Moreover, the process by or speed with which our internal controls and procedures are implemented or adapted to changing regulatory or commercial requirements may be inadequate to ensure full and immediate compliance, leaving us vulnerable to inconsistencies and failures that may have a material adverse effect on our business, results of operations, and financial condition. If our controls, policies, and procedures are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation, or be subject to litigation or regulatory actions that could materially and adversely affect our business, financial condition, and results of operations. You should not rely on our growth rate in the number of customers, revenue, or send volume for any prior quarterly or annual periods as any indication of our future revenue, revenue growth, or other metrics of our financial performance.

We partner with third parties to support fulfillment of our service, including risk management, payment processing, customer support, cloud hosting, and disbursement, which exposes us to risks outside our direct control.
We partner with a variety of third parties to fulfill our services. For example, we integrate third-party technologies into our proprietary KYC and risk management systems and information security program, and we also partner with an extensive network of third parties to deliver payment processing for customers and disbursement of funds to recipients. In addition, in certain markets there is a limited number of third-party service providers capable of processing payments on our behalf. Any failure or disruption to the services provided by these third parties could cause disruption or delay the delivery of our services and negatively impact our customer experience. For example, any natural disaster that affects the ability of our payment processors to process funds could cause delays to our disbursement process and thereby negatively impact our customer experience and cause our express or economy delivery guarantees to fail. Additionally, if a payment processor experiences a service outage or service interruption that results in our being unable to collect funds from customers, our liquidity could be harmed and we may not meet our capital or other regulatory requirements.
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
In addition, some of these third parties process personal information and customer payments subject to our security requirements. Any failure of these parties to implement and operate adequate privacy, cybersecurity, business continuity, fraud controls, or other internal controls, or any failure of ours to identify and require remediation of weaknesses in these areas, could result in significant liability or financial loss to our customers and us. We could face regulatory or governmental consequences for any significant failure caused by such partners as well as substantial costs associated with remediation of harm, either due to legal requirements or customer experience management. In many cases, we may elect to correct such errors even where not legally or contractually required to do so in order to retain customer loyalty and maintain our brand.
If we, our partners, or our industry generally are unable to provide a high-quality and secure customer experience in the various locales in which we operate, our brand could suffer reputational damage and our business results could be harmed.
Our business is largely driven by and reliant on customer trust in our handling of money remittances. The pricing and reliability of our service, the security of personal information (including sensitive personal information) of our customers, and a responsive and effective customer support function are each critical elements for the maintenance of this trust. For example, any significant interruption in either our internal or our partners’ risk management, payment processing, or disbursement systems could reduce customer confidence in our services. In addition, any actual or reported cyberattack, cybersecurity breach, service outage, or other similar incident with respect to our systems or networks, or violation of our privacy or cybersecurity policies, or applicable legal, regulatory, or contractual obligations that results in a compromise of customer data or causes customers to believe their data has been compromised could have a significant negative effect on our business. Legal claims and regulatory enforcement actions could also arise in response to these events, which would further exacerbate erosion of customer trust and potentially result in operating losses and liabilities. If we are unable to maintain affordable pricing, deliver services reliably and securely, or address customer support issues in an effective and timely manner, our reputation and our business and operating results could suffer material harm. In addition, any erosion in confidence in digital financial service providers as a means to transfer money generally could have a similar negative effect on us.
We transfer large sums of customer funds daily, and are subject to the risk of loss due to errors or fraudulent or illegitimate activities of customers or third parties, any of which could result in financial losses or damage to our reputation and trust in our brand, which would harm our business and financial results.
Our business is subject to the risk of financial losses as a result of operational errors, fraudulent activity, employee misconduct, or other similar actions or errors on our platform or our partners’ platform solutions. We have been in the past, and will continue to be, subject to losses due to software errors in our platform, operational errors by our employees, or third-party service providers. For example, incorrect input of payments into a third-party processor’s systems has in the past affected the issuance rebates we received from our card services provider, which in turn negatively impacted revenue. In addition, we also are regularly targeted by parties who seek to commit acts of financial fraud, using a variety of techniques, including stolen bank accounts, compromised business email accounts, employee fraud, account takeover, false applications, and check fraud. We are also routinely targeted for illegitimate transactions such as money laundering. These risks are inherently greater for us because our corridors for remittances are generally from developed to developing economies, which have traditionally been highly targeted by bad actors perpetrating fraud or other unwanted activity. The methods used to perpetrate these illegal activities are continually evolving, and we expend considerable resources to monitor and prevent them. Our risk management efforts may not effectively prevent, and we may suffer losses from, these errors and activities and, in some cases, our usual risk allocation agreements and insurance coverages may not be sufficient to cover these losses. We have experienced transaction losses of $39.0 million, or 0.10%, $41.9 million, or 0.15%, and $29.7 million, or 0.15%, of total send volume in connection with such errors, fraud, and misconduct in the years ended December 31, 2023, 2022, and 2021, respectively. We expect that losses of similar or greater magnitude may occur again in the future. If any of these errors or illegitimate or fraudulent activities are significant, we may be subject to regulatory enforcement actions and suffer significant losses or reputational harm, and our business, operating results, and financial condition could be adversely affected.

We have a history of operating losses and there is no assurance that our business will become profitable or that, if we achieve profitability, we will be able to sustain it.
We were incorporated in 2011 and we have experienced net losses since inception. We generated net losses of $117.8 million, $114.0 million, and $38.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. While we have experienced significant revenue increases and achieved profitability on an Adjusted EBITDA basis in recent periods, if the assumptions we use to plan our business are incorrect or change, or if we are unable to maintain consistent revenue, it may be difficult to achieve and maintain profitability. Our revenue from any prior quarterly or annual periods should not be relied upon as an indication of our future revenue or revenue growth. We have historically spent, and intend to continue to spend, significant funds to further develop and secure our technology platform, develop new products and functionalities, invest in marketing programs to drive new customer acquisition, expand strategic partner integrations, and support international expansion into new payment corridors. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We will also face increased compliance and security costs associated with growth, the expansion of our customer base and corridors, and being a public company. Our history of net losses has also, at times, caused us to draw on our then-outstanding revolving lines of credit to satisfy our capital requirements and any inability to maintain or secure financing on satisfactory terms could materially and adversely impact our business. Our financial performance each quarter is also impacted by circumstances beyond our control, such as our ability to retain our customers, ability to efficiently attract new customers, corridor mix, revenue mix, and seasonality. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may be adversely affected.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $944.3 million, $653.6 million, and $458.6 million, and our send volume was $39.5 billion, $28.6 billion, and $20.4 billion, for the years ended December 31, 2023, 2022, and 2021, respectively. Although a large market share for remittance services remains untapped by us, we have recently experienced significant growth in our revenue and send volume. However, even if our revenue continues to increase, we expect that our growth rate will likely decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
•maintain the rates at which customers transact on our platform;
•attract new customers;
•expand the functionality and scope of the products we offer on our platform;
•price our services competitively;
•maintain high-quality, highly available products;
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

Cybersecurity, Privacy, Intellectual Property, and Technology Risks
Cyberattacks, cybersecurity breaches, service outages, or other similar incidents could result in serious harm to our business, reputation, and financial condition, including by triggering regulatory action or a breach of our agreements with significant partners that we rely on to deliver our services.
Cyberattacks, cybersecurity breaches, service outages, and other similar incidents continue to increase in frequency and severity, evolve in nature, and become more sophisticated (including through the increased use of AI), and may evade detection for substantial periods of time. Moreover, we regularly encounter attempts to create false or undesirable accounts or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. Threats to our computer systems and networks and those of third parties with whom we partner come from a variety of sources, including organized criminal threat actors, terrorists, hacktivists, nation states, state-sponsored organizations, and other external threat actors with significant financial and technological resources, any of which may see the effectiveness of their efforts enhanced by the use of AI. In addition, the trend towards working from home and using private residential networks to access the internet may further exacerbate risks associated with cyberattacks, cybersecurity breaches, service outages, and other similar incidents as private work environments and electronic connections to our work environment may not have the same security measures deployed in our offices. We, like other financial technology organizations, have experienced from time to time, and may experience in the future, cybersecurity incidents, including, among other things, advanced and persisting cyberattacks, ransomware, cyber extortion, phishing, and social engineering schemes, the introduction of computer viruses or other malware, computer hacking, fraudulent use attempts, denial-of-service attacks, credential stuffing, and the physical destruction of all or portions of our IT infrastructure and those of third parties with whom we partner, due to, among other things, human error, fraud, malice, malfeasance, insider threats, system errors or vulnerabilities, accidental technological failure, or other irregularities on the part of employees, contractors, vendors, or other third parties. Because we rely on third parties in our business, we rely on the cybersecurity practices and policies adopted by such third parties, including our disbursement partners and downstream service providers. Our ability to monitor the cybersecurity practices of third parties with whom we partner is limited, and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the systems or networks owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure. Any such compromises or failures with respect to our systems or networks, including the systems or networks owned or controlled by third parties with whom we partner, could, among other things: cause interruptions to our platform; compromise the privacy, confidentiality, availability, and integrity of the data, including personal information, in such systems and networks; degrade the user experience; cause users to lose confidence and trust in our platform, impair our internal systems and networks; and harm our reputation and our ability to retain existing customers and attract new customers.

A cyberattack, cybersecurity breach, service outage, or other similar incident could lead to, among other things, any of the following:
•monetary and other losses for us or our customers;
•identity theft for our customers;
•the inability to expand our business;
•additional oversight, assessments, audits, scrutiny, restrictions, fines, or penalties from regulatory or governmental authorities;
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
Further, we could be forced to expend significant financial and operational resources in response to such incidents, including repairing system damage, increasing security costs, investigating and remediating any cybersecurity vulnerabilities, complying with data breach notification obligations and applicable laws and regulations, and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. As a result, any cyberattack, cybersecurity breach, service outage, or other similar incident could harm our business, reputation, financial condition, and operating results.
While we maintain insurance policies, our coverage may be insufficient to compensate us for all losses caused by cyberattacks, cybersecurity breaches, service outages, or other similar incidents, and any such incidents may result in increased costs for such insurance. We also cannot ensure that our existing cybersecurity insurance coverage will be sufficient to cover the successful assertion of one or more large claims against us, continue to be available on acceptable terms, or at all, or that the insurer will not deny coverage as to any future claim.
For additional information, see “—Our business is subject to the risks of earthquakes, fires, floods, public health crises (including epidemics or pandemics such as the COVID-19 pandemic), and other natural catastrophic events, and to interruption by man-made problems such as cyberattacks, cybersecurity breaches, service outages, or other similar incidents, internal or third-party system failures, political unrest, market or currency disruptions, and terrorism, which could result in system and process failures and interruptions which could harm our business.”

We are subject to numerous privacy and cybersecurity laws, rules, regulations, industry standards, and other obligations across multiple jurisdictions which are highly complex, overlapping, frequently changing, and which create compliance challenges that may expose us to substantial costs, liabilities, or loss of customer trust. Our actual or perceived failure to comply with these obligations could harm our business.
The various privacy and cybersecurity laws, rules, regulations, industry standards, and other obligations with which we must comply, including with respect to technologies, such as cloud computing, AI, machine learning, cryptocurrency, and blockchain technology, are complex and evolving. In addition, state, federal, and foreign lawmakers and regulatory authorities have increased their attention on the collection, use, storage, transmission, disclosure, deletion, security, and other processing of personal information, and increasing fraudulent activity and cyberattacks have encouraged further legislative and regulatory intervention in the financial technology industry. Moreover, many jurisdictions in which we operate have or are developing laws and regulations that protect the privacy and security of sensitive and personal information. Further, we have internal and publicly posted privacy policies regarding our collection, use, storage, transmission, disclosure, deletion, security, and other processing of personal information, and the publication of such privacy policies and other documentation that provide commitments about privacy and cybersecurity can subject us to potential enforcement actions and litigation if they are found to be deceptive, unfair, or otherwise misrepresentative of our actual practices. Our agreements with third parties, including significant agreements with payment processors, credit card and debit card issuers, and bank partners, contain contractual commitments with which we are required to adhere related to privacy and cybersecurity.
Compliance with such laws, rules, regulations, industry standards, and other obligations requires that we expend significant resources, and we cannot guarantee that we will be able to successfully comply with all such privacy and cybersecurity obligations, especially where they do or may in the future conflict with one another, nor can we predict the extent to which such new and evolving regulatory and legal requirements will impact our business strategies and the cost or availability of previously useful personal information, increase our potential liability and compliance costs, require changes in business practices and policies, or otherwise adversely affect our business. Our failure to adequately address privacy and cybersecurity-related concerns, even if unfounded, or to comply with applicable laws, rules, regulations, industry standards, and other obligations could result in regulatory or government investigations, monetary penalties, fines, sanctions, claims, litigation (including civil claims, such as representative actions and other class action-type litigation), orders to cease or change our processing of personal information, enforcement notices, assessment notices (for a compulsory audit), compensation or damages liabilities, increased cost of operations, changes to our business practices (including changes to the manner in which we transfer personal information between and among countries and regions in which we operate or the manner in which we provide our services and the geographical location or segregation of our relevant systems and operations), declines in user growth or engagement, or diversion of internal resources, all of which could have a material adverse effect on our business, reputation, financial condition, and operating results.
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
The efficient and uninterrupted operation of technologies that we use to deliver our services is essential for the customer experience. This includes maintaining ready customer access and acceptable load times for our services at all times. Our systems and operations and those of third-party partners have experienced and may experience in the future interruptions or degradation of service availability due to a variety of events including cyberattacks, cybersecurity breaches, service outages, and other similar incidents, insider threats, hardware and software defects or malfunctions, development delays, installation difficulties, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including epidemics or pandemics such as the COVID-19 pandemic), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, or other events. In addition, our platform is currently vulnerable to downtime should a major physical disaster or other event affect the west coast of the United States, where our cloud services provider is based and our physical system architecture resides. While we have backups for these systems, our platform would be unavailable for some time were our normal systems to go down. Further, some of our systems are not fully redundant, and our disaster recovery program has not been fully tested and may not be sufficient for all eventualities. To the extent we cannot effectively address capacity constraints, upgrade our systems, or implement redundant systems as needed, and continually develop our technology platform to maintain sufficient system availability, new or existing customers may seek other services and may not return to our services as often in the future, or at all. If our service is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may lose trust in our service or determine that our services are unreliable or too slow to meet their needs. This would harm our ability to attract new customers and could decrease the frequency with which existing customers use our website and mobile solutions. As a result, our business, reputation, financial results, and operating results may be harmed.
If we are unable to adequately obtain, maintain, protect, defend, or enforce our IP Rights, our business, prospects, financial condition, and operating results could be harmed.
The Remitly brand and our proprietary technology, trademarks, service marks, trade names, copyrights, domain names, trade dress, patents, trade secrets, and other IP Rights that support that brand are important to our business. We rely on, and expect to continue to rely on, a combination of intellectual property laws, technological restrictions, provisions in our terms of service, and contractual provisions including confidentiality, invention assignment, and license agreements with our employees, contractors, consultants, and other third parties with whom we partner, to establish and protect our brand, proprietary technology, and other IP Rights. Such contractual provisions may not be self-executing and may not otherwise adequately protect our IP Rights, particularly with respect to conflicts of ownership relating to work product generated by employees, contractors, consultants, or other third parties with whom we partner, and we cannot be certain that such contractual provisions will not be breached or that third parties will not gain access to our trade secrets or other confidential information.

Effective protection of our IP Rights may not be available in every jurisdiction in which we offer our services and, where such laws are available, our efforts to protect such rights may not be sufficient or effective and such rights may be found invalid or unenforceable or narrowed in scope. In particular, the laws of some foreign countries, particularly certain developing countries, do not favor the enforcement of IP Rights to the same extent as U.S. laws. This could make it difficult for us to stop the infringement, misappropriation, or other violation of our IP Rights. Any failure to adequately obtain, maintain, protect, defend, or enforce our IP Rights, or significant costs incurred in doing so, could materially harm our business, prospects, financial condition, and operating results.
If we fail to comply with our obligations under license or technology agreements with third parties, or if we cannot license rights to use technologies on reasonable terms, we could be required to pay damages, lose license rights that are critical to our business, or be unable to commercialize new products and services in the future.
We license certain third-party IP Rights that are important to our business, including technologies, data, content, and software from third parties, and in the future, we may license additional valuable third-party IP Rights. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license, which would cause us to lose valuable rights and could prevent us from selling our products and services or inhibit our ability to commercialize current or future products and services. Our business may suffer if any current or future licenses or other grants of rights to us terminate, if the licensors (or other applicable counterparties) fail to abide by the terms of the license or other applicable agreement, if the licensors fail to maintain, protect, defend, or enforce the licensed IP Rights against infringing third parties, or if the licensed IP Rights are found to be invalid or unenforceable. Third parties from whom we currently license IP Rights could refuse to renew our agreements upon their expiration or could impose additional terms and fees that we otherwise would not deem acceptable requiring us to obtain IP Rights from another third party, if any are available, or to pay increased licensing fees or be subject to additional restrictions on our use of such third-party IP Rights.
In the future, we may also identify additional third-party IP Rights that we may need to license or otherwise obtain rights to, in order to conduct our business, including to develop or commercialize new products and services. However, such licenses or other grants of rights may not be available on acceptable terms, or at all. The licensing or acquisition of third-party IP Rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party IP Rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign, license, or otherwise grant rights to us. Even if such licenses or other grants of rights are available, we may be required to pay the licensor (or other applicable counterparty) substantial royalties, which may affect the margins on our products and services. In addition, such licenses or other grants of rights may be non-exclusive, which could give our competitors access to the same IP Rights licensed to us. Failure to obtain the necessary licenses or otherwise obtain adequate grants of rights on favorable terms, or at all, could prevent us from commercializing products and services or otherwise inhibit our ability to commercialize current or future products and services, which could have a material adverse effect on our competitive position, business, financial condition, and results of operations.
Assertions by third parties of infringement, misappropriation, or other violations by us of their IP Rights could result in significant costs and substantially harm our business and operating results.
Intellectual property disputes are common in the payments and digital financial services industries. We may become involved in lawsuits to protect, defend, or enforce our IP Rights, and we may be subject to claims by third parties that we have infringed, misappropriated, or otherwise violated their IP Rights. Some companies in the digital financial services industry, including some of our competitors, own large numbers of patents, copyrights, trademarks, and trade secrets which they may use to assert claims against us. Third parties have asserted and may in the future assert claims of infringement, misappropriation, or other violations of IP Rights against us. As the number of services and competitors in our market increases and overlaps occur, claims of infringement, misappropriation, and other violations of IP Rights may increase. Any claim of infringement, misappropriation, or other violation of IP Rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management. In addition, an adverse outcome of a dispute may require us to: pay substantial damages; cease making, licensing, or using products or services that are alleged to infringe, misappropriate, or otherwise violate the IP Rights of others; expend additional development resources to attempt to redesign our products and services or otherwise develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or IP Rights; and indemnify our disbursement partners and other third parties with whom we partner. Royalty or license agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could harm our business, financial condition, and operating results.

Our use of open source and third-party technology could impose limitations on our ability to offer our products and services to customers.
We use open source software in connection with our products and services and expect to continue to use open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. Although we monitor our use of open source software to avoid subjecting our products and services to conditions we do not intend to accept, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Additionally, we could face claims from third parties seeking to enforce the terms of the applicable open source license. In such an event, we could be required to seek licenses from third parties to continue offering our products and services, to make our proprietary code generally available in source code form, to re-engineer our products and services, or to discontinue our products and services if re-engineering could not be accomplished on a timely basis, any of which could harm our business, financial condition, and operating results. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide our products and services. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could materially and adversely affect our business, financial condition, and results of operations.
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
Legal and Compliance Risks
Any failure to obtain or maintain necessary licenses, permissions, approvals, or registrations (“Licenses”) across our global footprint could adversely affect our operations.
The provision of money transfer services is highly regulated, and the requirements vary from jurisdiction to jurisdiction. As an entity Licensed by various governmental authorities to provide money transmission services, we are subject to extensive financial, operational, and other regulatory requirements to maintain our Licenses and conduct business. These may include: net worth requirements; restrictions or obligations with respect to customer funds, including requirements to maintain insurance or reserves in an amount equivalent to outstanding payment obligations and restrictions on our investment of customer funds; bonding requirements; liquidity requirements; limitations on the amount and type of receivables we may be owed by our affiliates or third parties; requirements for regulatory approval of controlling stockholders; reporting requirements; anti-money laundering and countering the finance of terrorism compliance requirements; cybersecurity requirements; and monitoring, examination, and oversight by local, state, federal, and international regulatory agencies. Failure by Remitly or our service providers to comply with any of these requirements or interpretation of them by governmental authorities could result in the suspension or revocation of a License required to provide money transfer, payment, or foreign exchange services; the limitation, suspension, or termination of services; changes to our business model; loss of consumer confidence; the seizure of our assets; and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services. If our Licenses are not renewed or we are denied Licenses in additional jurisdictions where we choose to apply for a License, we could be forced to change our business practices or be required to bear substantial cost to comply with the requirements of the additional jurisdictions. Further, if we were found by these governmental authorities to be in violation of any applicable laws or regulations required to provide money transfer, payment, or foreign exchange services, we could be subject to: fines, penalties, lawsuits, and enforcement actions; additional compliance requirements; increased regulatory scrutiny of our business; restriction of our operations; or damage to our reputation or brand. In addition, our regulators could further restrict the type of instruments that qualify as permissible investments or require our regulated subsidiaries to maintain higher levels of eligible assets, which could have a financial and operational impact on our business. Regulatory requirements are constantly evolving, and we cannot predict whether we will be able to meet changes to existing regulations or the introduction of new regulations without harming our business, financial condition, and operating results.

Certain jurisdictions have enacted rules that require entities Licensed to provide money transfer services to establish and maintain transaction monitoring and filtering programs and cybersecurity programs. Wherever we are subject to these rules, we are required to adopt additional business practices that could also require additional capital expenditures or impact our operating results. If any governmental authority were to take actions that interfered with our ability to transfer money reliably—including if they attempted to seize transaction funds or to limit or prohibit us, our payment processors, or our disbursement partners from transferring money in certain countries, whether by imposing sanctions or otherwise—such actions could harm our business. Governmental authorities could also impose other orders, monetary penalties, or other sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.
Our fees, profit margins, and/or our ability to offer foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.
The evolving policy and regulatory environment—including increased fees or taxes, regulatory initiatives, and changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal, or foreign governments, and expectations regarding our compliance efforts—impacts the manner in which we operate our business, may change the competitive landscape, and may adversely affect our financial results. Existing, new, and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has affected and may continue to affect the manner in which we provide our services. Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services.
In particular, the U.S. Consumer Financial Protection Bureau (“CFPB”) has authority over Regulation E, which implements the Electronic Fund Transfer Act (“EFTA”) and among other things, consumer protection requirements under the Remittance Transfer Rule. The CFPB could modify the Remittance Transfer Rule or issue administrative guidance that may impose limitations on remittance providers, such as the type of fees charged by remittance companies, how remittances are advertised to consumers, how the exchange rate is applied to transactions by these companies, as well as the level of transparency surrounding such fees and exchange rates. Such changes may require us to assume fees and charges by third-party providers that are outside of our control.
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
There has also been an increase in the level and regulatory scrutiny of consumer protection laws, regulation, and supervisory guidance relating to ‘treating customers fairly’. These laws apply to our international business (including in the United Kingdom and the EEA). In the United Kingdom, the Financial Conduct Authority (the “FCA”) has issued, supervises, and enforces the Consumer Duty that places an obligation on firms to act to deliver good outcomes for retail customers. To achieve better customer outcomes, the FCA has issued a set of rules and guidance, among others, providing more detailed expectations for firms’ conduct that form part of an optimal firm-customer relationship that includes the price and value offered. The FCA’s and other regulator’s authority to change such laws, regulations, and supervisory guidance could have an adverse impact on our business, financial condition, operating results, and/or change our business operations.
Governmental authorities could also regulate foreign exchange rates or tax foreign exchange purchases in countries in which we do business, and this could harm our business. Similarly, if governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition, results of operations, and cash flows could be adversely affected.
Furthermore, governmental agencies both in the United States and worldwide may impose new or additional rules on money transfers affecting us; our third-party providers, including our payment processors and disbursement partners; partner banks; or commercial counterparties, including regulations that:
•prohibit, restrict, and/or impose taxes or fees on remittance transactions in, to, or from certain countries or with certain governments, individuals, and entities;
•impose new requirements, change requirements, or re-interpret existing requirements regarding the acquisition of local currency for disbursement to recipients;
•impose additional customer identification and customer or third-party provider due diligence, and vendor management requirements;
•impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;
•limit the types of entities capable of providing remittance services, impose additional licensing or registration requirements on us, our a third-party providers, or impose additional requirements on us with regard to selection or oversight of our third-party providers;
•impose minimum capital or other financial requirements on us or our third-party providers;
•limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;

•require additional consumer protection rights to our customers (including enhanced disclosures and ‘treating customers fairly’ rules and consumer duties);
•require the principal amount of money originated in a country to be invested in that country or held in a trust until they are paid;
•limit the number or principal amount of remittances, which may be sent to or from a jurisdiction, whether by an individual, through one third-party provider, or in aggregate;
•impose more stringent information technology, cybersecurity, privacy, and operational security requirements on us or our third-party providers and their service providers, including relating to data transfers and the use of cloud infrastructure;
•impose additional risk management and related governance and oversight requirements, including relating to the outsources of services to other group companies or to third parties; and
•prohibit or limit exclusive arrangements with our third-party providers.
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
Our service is subject to a variety of laws and regulations worldwide, and a large number of regulatory and enforcement authorities in each of the jurisdictions in which we operate. Regulators across the globe subject financial sector institutions, including us, to intense review, supervision, and scrutiny. This heightened level of review and scrutiny or any changes in the existing regulatory supervision framework increases the possibility that we will face adverse legal or regulatory actions. Regulators regularly review our operations, and there can be no guarantee that all regulators will agree with our internal assessments of compliance with applicable laws, regulations, or regulatory policies.
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
Regulators, including the CFPB, may take formal or informal actions against us. Such formal or informal actions might force us to adopt new compliance programs or policies, remove personnel including senior executives, provide remediation or refunds to customers, or undertake other changes to our business operations. Any weaknesses in our compliance management system or Remittance Transfer Rule program may also subject us to penalties or enforcement action by the CFPB.
If we fail to manage our legal and regulatory risk in the many jurisdictions in which we operate, our business could suffer, our reputation could be harmed, and we would be subject to additional legal and regulatory risks. This could, in turn, increase the size and number of claims and damages asserted against us and/or subject us to regulatory investigations, enforcement actions, or other proceedings, or lead to increased regulatory concerns. We may also be required to spend additional time and resources on remedial measures and conducting inquiries, beyond those already initiated and ongoing, which could have an adverse effect on our business. Similarly, a failure to comply with the applicable regulations in various jurisdictions by our employees, representatives, and third-party service providers either in or outside the course of their services, or suspected or perceived failures by them, may result in further inquiries or investigations by regulatory and enforcement authorities and in additional regulatory or enforcement action against either us, or such employees, representatives, and third-party service providers.
While we have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, there are a number of risks that cannot be completely controlled. Our international presence, especially in high-risk jurisdictions such as Nigeria and India, has led to increased legal and regulatory risks. Regulators in every jurisdiction in which we operate have the power to restrict our operations or bring administrative or judicial proceedings against us (or our employees, representatives, and third-party service providers), which could result, among other things, in suspension or revocation of one or more of our Licenses, cease and desist orders, fines, civil penalties, criminal penalties, or other disciplinary action which could materially harm our reputation, results of operations, and financial condition. Expansion into additional jurisdictions also increases the complexity of our risks in a number of areas including currency risks, interest rate risks, compliance risk, regulatory risk, reputational risk, and operational risk. We, or our employees, may from time to time, and as is common in the financial services industry, be the subject of inquiries, examinations, or investigations that could lead to proceedings against us or our employees.

Use of our platform for illegal or fraudulent activities could harm our business, reputation, financial condition, and operating results.
Our platform is susceptible to illegal, improper, or fraudulent uses, including money laundering, terrorist financing, sanctions evasion, bank fraud, payments involving child pornography or human trafficking, and the facilitation of other illegal, improper, or fraudulent activity. The digital financial services industry is under increasing scrutiny from federal, state, and international regulators in connection with the potential for such illegal, improper, or fraudulent activities. We offer our customers the ability to fund transactions utilizing their credit card or debit card. We also offer bank funding and alternative payment methods. Because these are card-not-present/online/non face-to-face transactions, they involve a greater risk of fraud. We also release some funded transactions for disbursement prior to our receiving funds from our customers, which exposes us to repayment risk in the event that these customers have insufficient funds in their bank account or their transactions are otherwise invalidated. Additionally, we carry chargeback liability for a large portion of disputed card payment transactions. In addition, our remittance service facilitates payments to jurisdictions which may in some cases have higher levels of illegal, improper payments. For example, the United States to Colombia and United States to Nigeria payment corridors have historically been characterized by a high volume of fraudulent payments and are thus particularly high-risk.
Our payment system has been utilized for illegal, improper, and fraudulent uses in the past, and we cannot guarantee that our policies, procedures, and internal controls, or insurance, would adequately protect our business, maintain our continued ability to operate in the jurisdictions that we serve, or protect our reputation, especially if such illegal, improper, or fraudulent activities were discovered to have taken place on our platform in the future.
Our fraud loss expenses may increase if our fraud systems lose effectiveness or if new methods or schemes are developed to defraud us. Since the methods and schemes utilized by perpetrators of fraud are constantly evolving or, in some cases, not immediately detectable, we cannot assure you that our policies, procedures, and controls for managing fraud will be effective over time or of our ability to update these measures to address emerging fraud risks. In addition, if illicit or fraudulent activity levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage to us. This, in turn, could lead to government enforcement actions and investigations, a suspension or termination of our operating Licenses, a reduction in the use and acceptance of our services, or an increase in our compliance costs, any of which may harm our business, financial condition, and operating results.
On the other hand, if the measures we have taken to detect illegal, improper, or fraudulent activities are too restrictive and/or inadvertently prevent or delay proper transactions, this could result in suspension of legitimate customer activity on our payment system, deter new and existing customers, or otherwise diminish our customer experience, any of which could harm our business.
Governments may decide to impose restrictions or levy new taxes on money transfers or other digital financial services provided by us, which would harm our financial results and our business.
Our business could be harmed if a local, state, federal, or international government were to levy taxes on money transfers, as has been proposed periodically at the federal and state level in the United States. Budget shortfalls and anti-immigrant sentiment in the United States and many jurisdictions could lead other states and jurisdictions to impose similar fees and taxes, as well as increase unclaimed property obligations. Such fees or taxes, and any related regulatory initiatives, may be implemented in a manner that conflicts with other laws to which we are bound or in a manner with which we are unable to comply, and noncompliance could harm our business. It is possible that governments of one or more countries may seek to censor content available on our website and mobile solutions or may even attempt to completely block access to our website or mobile solutions. Adverse legal or regulatory developments could harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be harmed and we may not be able to maintain or grow our revenue as anticipated.
For example, the Central Bank of Nigeria previously imposed currency controls that limit repatriation of funds with immediate effect, which required money transmission businesses, including us, to make substantial adjustments to payments processes that serve Nigerian consumers. While we believe that we are compliant with our regulatory responsibilities, the legal, political, and business environments in these areas are routinely changing, and subsequent legislation, regulation, litigation, court rulings, or other events could expose us to increased liability, increased operating and compliance costs to implement new measures to reduce our exposure to this liability, and reputational damage. The risk of non-compliance is exacerbated when we introduce new products or services that subject us to new laws and regulations. In addition, as we expand and localize our international activities, we may become increasingly obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate remittances to a growing number of countries, one or more jurisdictions may claim that we are required to comply with their laws. Local regulators may use their power to slow or halt payments to our customers in those jurisdictions. Such regulatory actions or the need to obtain Licenses could impose substantial costs and involve considerable delay in the provision or development of our services in a given jurisdiction, or could require significant and costly operational changes or prevent us from providing any services in a given jurisdiction. Additionally, external factors such as economic or political instability, or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from disbursement partners, or to recoup funds that have been advanced to disbursement partners, and as a result could adversely affect our business, financial condition, results of operations, and cash flows. In addition, the general state of telecommunications and infrastructure in some developing countries, including countries where we have a large number of transactions, creates operational risks for us and our disbursement partners.

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
We have implemented policies and procedures designed to allow us to comply with anti-money laundering laws and economic sanctions laws and prevent our platform from being used to facilitate business in countries or with persons or entities designated on lists promulgated by OFAC and equivalent international authorities or that are otherwise the target of sanctions. We may utilize the services of vendors, such as screening tools, in implementing such policies and procedures. In the event that we or any of our users engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates anti-money laundering or sanctions laws, or otherwise constitutes activity that is prohibited by such laws, including through the fault of any vendor, we may be subject to: fines, penalties, lawsuits, and enforcement actions; additional compliance requirements; increased regulatory scrutiny of our business; restriction of our operations; or damage to our reputation or brand.
Law enforcement and regulators continue to scrutinize compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our customers or monitor our platform for potential illegal activity. In addition, any policies and procedures that we implement to comply with sanctions laws may not be effective, including in preventing customers from using our services for transactions with sanctioned persons or jurisdictions subject to comprehensive sanctions, including Cuba, North Korea, Syria, Iran, and the Crimea, Donetsk People’s Republic, and Luhansk People’s Republic regions of Ukraine. Given the technical limitations in developing controls to prevent, among other things, the ability of customers to publish on our platform false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or other relevant sanctions authorities or are located in a jurisdiction subject to comprehensive sanctions or an embargo by the United States or another country in which we operate or are licensed to do business, and such services may not be in compliance with applicable economic sanctions regulations.
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
In addition, U.S. policy makers have sought and may continue to seek heightened customer due diligence requirements on, or restrict, remittances from the United States to certain jurisdictions. For example, government sanctions imposed in February 2022 with respect to Russia and Ukraine are impacting our ability to offer services in the region, and additional sanctions could be imposed in the future. In addition, existing laws and regulatory requirements may change and become more stringent, such as requiring us to maintain records on a larger number of transactions or verify the identity of our customers in a prescriptive way, which could result in greater costs for compliance.
Our operating companies in a number of jurisdictions, including Canada, the United Kingdom, and the EEA, are increasingly becoming or will become directly subject to reporting, recordkeeping, and anti-money laundering regulations, partner oversight and monitoring requirements, as well as broader supervision by a variety of governmental authorities. Additionally, the financial penalties associated with the failure to comply with anti-money laundering laws have increased recently in a number of jurisdictions. Legislation that has been enacted or proposed in other jurisdictions could have similar effects.
We also face significant risks if we cannot comply with the FCPA and other anti-corruption laws that prohibit companies and their third-party providers and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, or private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. We have implemented an anti-corruption compliance policy, but we cannot ensure that all of our employees, customers, and third-party providers, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.

Consequences for failing to comply with applicable rules and regulations could include fines, criminal and civil lawsuits, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us, our customers, vendors, or third-party providers (including our payment or disbursement partners) with respect to applicable laws, rules, and regulations could have a significant impact on our reputation and could cause us to lose existing customers, prevent us from obtaining new customers, cause other third-party providers (including payment or disbursement partners) to terminate or not renew their agreements with us, require us to expend significant funds to remedy problems caused by violations and to avert further violations, adversely affect our relationship with our partner banks and other commercial counterparties, and expose us to legal risk and potential liability, all of which may adversely affect our business, operating results, and financial condition and may cause the price of our common stock to decline.
If our disbursement partners fail to comply with applicable laws, it could harm our business.
We work with disbursement partners in various receive jurisdictions whom we believe are complying with local laws and regulations. We rely on such disbursement partners to conduct our business and such disbursement partners could fail or be unable to satisfy their obligations to us. This could lead to our inability to access funds and/or credit losses for us and could adversely impact our ability to conduct our business.
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
Our marketing practices rely upon a wide range of referral programs, exchange rate and fee-based promotions, e-mail, and social media marketing and direct marketing practices, among other tactics. These marketing practices are subject to a variety of advertising and consumer protection laws and regulatory oversight in the United States, Canada, the United Kingdom, and the EEA, and the other jurisdictions in which we do business. In the United States, some examples of applicable legislation include, among others, the CAN-SPAM Act of 2003; the U.S. Federal Trade Commission guidelines with respect to misleading or deceptive advertising or marketing practices; the Telephone Consumer Protection Act of 1991, state banking laws that prohibit non-banks, including licensed money transmitters, from holding themselves out as banks or providing banking services; and the CCPA and other comprehensive state privacy and cybersecurity laws.
These laws are continuously evolving and developing in light of technological change and regulatory objectives. These laws are overseen by regulators at the national, provincial, and state level and, in some cases, carry private rights of action that may expose us to class-action and private litigation risk. We are, and, from time to time, we may become subject to, various legal proceedings and regulatory investigation matters and enforcement activities in connection with these laws and regulations. We intend to cooperate fully with such investigations. We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. We believe that our policies and practices comply with applicable marketing and consumer protection laws and regulations. However, if our belief proves incorrect, if there are changes to the guidelines, laws, regulations, or their interpretation, or if new regulations are enacted that are inconsistent with our current marketing practices or customer experience, our business could be harmed or our relationship with our partner banks and other commercial counterparties, could be adversely affected.
From time to time, we may be subject to legal proceedings, disciplinary actions, regulatory disputes, and governmental investigations that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.
We may be involved in various legal proceedings, claims, investigations, or similar matters from time to time. Such matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees, or change our business practices, any of which could adversely affect our business, financial condition, or results of operations.

Operational Risks
We are exposed to the risk of loss or insolvency if our disbursement partners fail to disburse funds according to our instructions or were to become insolvent unexpectedly, or funds are disbursed before customer funds are guaranteed to be sufficient.
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
We partner with our disbursement partners to disburse funds to our customers’ recipients. If the experience delivered by our disbursement partners to a recipient is deemed unsatisfactory for any reason, including because our disbursement partners are not properly trained to disburse money or deliver poor customer service, our disbursement partners’ compliance processes and approvals take longer than expected, the wait times at our disbursement partners’ pick-up locations are too long, or cash pick-up locations are not located in convenient and safe locations and open for business at convenient times, customers may choose to not use our services in the future and our business would be harmed.
Increases in various types of fees, such as interchange fees, payment scheme fees, and disbursement fees, could increase our costs, affect our profitability, cause us to lose customers, or otherwise limit our operations.
Our payment processors and disbursement partners charge us fees, which may increase from time to time. Payment processors may pass through payment scheme mandated costs, such as interchange fees, and changes to these payment scheme fees, or decreases in negotiated rebates could increase our costs. Banks currently determine the fees charged for bank-originated transactions and may increase the fees with little prior notice. Our card processors have in the past and may in the future increase the fees charged for each transaction using credit cards and debit cards, which may be passed on to us. Our disbursement partners charge us disbursement fees, which they have in the past and may in the future increase. U.S. federal, state, or international governments could also mandate a payment processing or remittance tax, require additional taxes or fees to be imposed upon our customers, or otherwise impact the manner in which we provide our services. If our transaction processing fees increase, it may require us to change our disbursement options, modify payment methods, or take other measures that would impact our costs and profitability or cause us to lose customers or otherwise limit our operations.

The loss of one or more key members of our management team, or our failure to attract, integrate, and retain other highly qualified personnel in the future, could harm our business.
We believe our success has depended, and continues to depend, on the efforts and talents of our employees and senior management team, including our CEO and co-founder Matthew Oppenheimer. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may be unable to find the number of technically talented employees we need to continue our growth, or we may incur significant costs—costs which we expect to increase generally, to attract and keep such employees. In addition, any future loss of any of our senior management, key employees, or key technical personnel could harm our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any of our senior management or other senior employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.
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
We host our platform using third-party cloud infrastructure services that we do not control. We depend on their ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, cyberattacks or other criminal acts, and similar events. We also depend on their ability to meet our capacity requirements as increasing numbers of customers access our platform. In addition, our operations depend on protecting the cloud infrastructure hosted by such providers by maintaining their respective configuration, architecture, and interconnection specifications, as well as the information stored in these data centers and which third-party internet service providers transmit. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate our platform may be impaired and data may be compromised. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. We have from time to time in the past experienced service disruptions due to such issues, and we cannot assure you that we will not experience interruptions or delays in our service in the future.
Moreover, we are heavily reliant on the cloud services provided by Amazon Web Services (“AWS”). We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of or relationship with AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. If AWS unexpectedly terminates our cloud services agreement, we would be forced to incur additional expenses to locate an alternative provider and may experience outages or disruptions to our service. Any service disruption affecting our platform during such migration or while operating on the AWS cloud infrastructure could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business.

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
•Our funds are held by us and our disbursement partners, which includes banks, non-bank financial institutions, and aggregators, both in the United States and abroad. For instance, a substantial portion of our send volume is derived from remittances being sent to India, Mexico, and the Philippines. During high volume sending periods, a significant portion of our available cash may be held in an account or accounts outside of the United States. Our payment processors, the commercial banks that hold our funds, our disbursement partners, and the financial institutions that hold prefunding accounts for our disbursement partners or our disbursement collateral could fail or experience sustained deterioration in liquidity. This could lead to our inability to move funds on a global and timely basis as required to pay transactions and receive settlement funds; loss of prefunded balances; or a breach in our capital or other regulatory requirements if we are unable to recover our funds; and

•We maintain cash at commercial banks in the United States in amounts in excess of the Federal Deposit Insurance Corporation limit of $250,000. In the event of a failure at a commercial bank where we maintain our deposits, we may incur a loss to the extent such loss exceeds the insurance limitation.
If financial liquidity deteriorates, our ability to access capital may be harmed and we could become insolvent.
Acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.
We have in the past, and we may in the future, seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, address additional customer needs, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in January 2023, we completed the acquisition of Rewire. The pursuit of potentially material acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we have limited experience in acquiring other businesses, and we may not successfully identify desirable acquisition targets, identify key risks during the due diligence phase, or integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, as well as unfavorable accounting treatment and exposure to claims and disputes by third parties, including intellectual property claims. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. In addition, if an acquired business fails to meet our expectations, our business, operating results, and financial condition may suffer.
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
We are a holding company and rely on our operating subsidiaries for distributions or payments for cash flow. Therefore, our ability to fund and conduct our business, service our debt, and pay dividends, if any, in the future may depend on the ability of our subsidiaries and intermediate holding companies to make upstream cash distributions or payments to us, which may be impacted, for example, by their ability to generate sufficient cash flow or limitations on the ability to repatriate funds, whether as a result of currency liquidity restrictions, monetary or exchange controls, regulatory restrictions, or otherwise. For example, certain of our subsidiaries are subject to minimum capital and liquidity requirements as U.S.-regulated entities and/or the jurisdictions where they do business. Such requirements may limit the ability of these regulated subsidiaries to dividend or distribute funds to Remitly Global. Our operating subsidiaries and intermediate holding companies are separate legal entities, and although they are directly or indirectly wholly owned and controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, or otherwise. To the extent the ability of any of our subsidiaries to distribute dividends or other payments to us is limited in any way, our ability to fund and conduct our business, service our debt, and pay dividends, if any, could be harmed.
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
•compliance with international laws and regulations, including privacy and cybersecurity frameworks similar to the GDPR;
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
•the uncertainty of protection for IP Rights in some countries and practical difficulties of obtaining, maintaining, protecting, defending, and enforcing IP Rights abroad; and
•other costs of doing business internationally.
As we expand into more international markets, we are faced with greater complexities around having to comply with various sets of local regulations, policies, and laws, which could change in ways that are adverse to our business. In particular, central banks or other regulatory agencies or institutions in the countries we operate could enact policies that may negatively affect our business, and we may incur increased costs and resources to deal with such unfavorable laws and policies.

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
Since a substantial portion of our send volume is exposed to the U.S. dollar, any deterioration in the value of the U.S. dollar, including as a result of macroeconomic factors, including inflation, could have a material impact on our business. In addition, a substantial portion of our revenue is generated in currencies other than the U.S. dollar, a significant portion of which occurs in Canada and Europe. As a result, we are subject to risks associated with changes in the value of our revenues and net monetary assets denominated in foreign currencies. For example, a considerable portion of our revenue is generated in the euro. In an environment of a rising U.S. dollar relative to the euro, the value of our euro-denominated revenue, operating income and net monetary assets would be reduced when translated into U.S. dollars for inclusion in our financial statements. Some of these adverse financial effects may be partially mitigated by our efforts to offset these financial impacts through natural hedging of our assets and liabilities held in foreign currencies. In an environment of a declining U.S. dollar relative to the euro, some of the translation benefits on our reported financial results could be limited by the impact of foreign currency hedging activities.
We are also subject to changes in the value of other foreign currencies. For instance, we have seen increased money transfer volume if the U.S. dollar strengthens against certain currencies, especially the Indian rupee, the Mexican peso, or the Philippine peso. Conversely, we have seen decreased money transfer volume if the U.S. dollar weakens against those currencies. We are also exposed to risks relating to fluctuations in currency exchange rates between the date on which a customer initiates a cross-border remittance payment and the date that the remittance recipient receives the funds through our disbursement partners because the foreign exchange rate quoted to the customer is not adjusted for changes between the initiation date and the settlement date. In addition, our international subsidiary financial statements are denominated in and operated in currencies outside of the U.S. dollar. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. As a result, it could be more difficult to detect underlying trends in our business and operating results.
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
Money transfers and payments to, from, within, or between countries may be limited or prohibited by law. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries or to recoup funds that have been advanced to international agents or are held by our subsidiaries, and as a result could adversely affect our business, financial condition, results of operations, and cash flows. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our third-party providers that generally are not present in our operations in the United States and other more developed countries.
A substantial amount of our revenue is derived from remittances to Mexico, India, and the Philippines, and our business could be significantly affected by any adverse changes in these regions.
Historically, our revenue has been substantially derived from remittances to Mexico, India, and the Philippines. Remittances sent to these three countries represented approximately 55%, 65%, and 70% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Because these countries account for a substantial portion of our revenue, our business is exposed to adverse regulatory and competitive changes, economic conditions, and changes in political conditions in each of these countries. Moreover, due to the concentration of our revenue in these geographies, our business is less diversified and, accordingly, is subject to greater regional risks than some of our competitors.

Financial Risks
If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
As a public company, we are required, among other things, to maintain effective internal controls over financial reporting and disclosure controls and procedures. The process of designing and implementing effective internal controls and disclosure controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.
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
We have significant amounts of cash, cash equivalents, and receivables outstanding on deposit or in accounts with banks or other counterparties in the United States and international jurisdictions. While we do not currently enter into derivative financial instrument transactions as part of currency hedging activities, we may in the future enter into such transactions with various financial institutions. Certain banks and financial institutions are also lenders under our credit facilities. We may be exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparties. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our operating results and financial condition.
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
•our ability to attract new customers;
•our ability to retain and grow trust and engagement with our existing customers;
•our ability to expand our relationships with our marketing, payment processing, disbursement, and banking partners, or identify and attract new strategic partners;
•customer growth rates and the revenue derived from and quantity of existing customers retained;
•changes in customer preference for mobile-first services as a result of cyberattacks, cybersecurity breaches, service outages, or other similar incidents in the industry or privacy concerns, or other security or reliability concerns regarding our services;
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
•cyberattacks, cybersecurity breaches, service outages, or other similar incidents with respect to the delivery and use of our platform which may result in data theft and/or misappropriation;
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
•epidemics, pandemics, or other public health crises, such as the COVID-19 pandemic;
•the impact of new accounting pronouncements;
•changes in the competitive dynamics of our market;
•awareness of our brand and our reputation in our target markets; and
•our ability to introduce our services in new payment corridors and markets, including maintaining existing and obtaining new money transmitter licenses.
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
Furthermore, our cash flows may be affected by the day of the week on which each quarter ends which may affect our quarterly operating results. There can be a delay between when we release funds for disbursement and when we receive customer funds from our payment processors. For example, if a quarter closes on a Saturday, our cash flow statements will show a decreased cash balance because we will have wired out funds on Friday which will be available for disbursement on Saturday, Sunday, and Monday, but we may not receive customer funds from our payment processors until Monday. In addition, due to time zone differences, an additional day’s worth of funding is required for disbursements to certain markets. As a result, period-to-period comparisons of our statements of cash flows may not be meaningful, and you should not rely on them as an indication of our liquidity or capital resources.
Inaccurate forecasts of our customer growth and retention could result in higher operating expenses relative to actual revenue and ultimately harm our business.
Our customer growth forecast is a key driver in our business plan which affects our ability to accurately forecast revenue and expenses. In addition, we plan a portion of our operating expenses, specifically related to our marketing expenses and customer service and operations headcount needs, in part on our forecasts of customer growth, retention, and future revenue. Seasonality and foreign exchange rate movements create volatility to these assessments which may adversely impact their accuracy. We also analyze revenue contributions from customer cohorts acquired during a particular year ended December 31 and revenue associated with those cohorts for each year thereafter. While we believe these cohorts are fair representations of our overall customer base, there is no assurance that they will be representative of any future group of customers or periods. Revenue for a particular customer cohort may fluctuate from one period to another depending on, among other factors, our ability to retain and increase revenue from our customers within a given cohort and changes to the products and services we offer to our customers. If we overestimate customer growth or retention and customer spend rates, our revenue will not grow as we forecast, our operating expenses may be too high relative to actual revenue levels of our business, and our financial condition and operating results may be harmed.
If the revenue generated by new customers differs significantly from our expectations, or if our customer acquisition costs or costs associated with servicing our customers increase, we may not be able to recover our customer acquisition costs or generate profits from this investment.
We invest significant resources in marketing with the aim to acquire new customers and expect to continue to spend significant amounts to acquire additional customers, primarily through online advertising and marketing promotions. When making decisions regarding investments in customer acquisition, we analyze the transaction profit we have historically generated per customer over the expected lifetime value of the customer, and, where relevant, look to the estimated future transaction profit on a long-term basis. Our analysis of the transaction profit that we expect a new customer to generate over their lifetime depends upon several estimates and assumptions, including whether a customer will send a second transaction, whether a customer will send multiple transactions in a month, the amount of money that a customer sends in a transaction, and the predictability of a customer’s sending pattern. The accuracy of our predictions with respect to transaction profits may be subject to greater variance in new or recently added corridors, as compared to our more established corridors.

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
As a multinational organization, operating in multiple jurisdictions we may be subject to increasingly complex tax laws and taxation in several jurisdictions, the application of which can be uncertain. The amount of taxes we are required to pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws, potential disputes around transfer prices implemented and precedents, which could have a material adverse effect on our business. Such material adverse effect may include the value of any tax loss carryforwards, tax credits recorded on our balance sheet, indirect tax accrual estimates, the amount of our cash flow, our liquidity, financial condition, and results of operations.
Many of the jurisdictions in which we conduct business have detailed transfer pricing rules or may comply with the Organization for Economic Cooperation and Development guidelines, which require contemporaneous documentation establishing that all transactions with non-resident related parties be priced using arm’s-length pricing principles. Tax authorities in these jurisdictions could challenge our related party transfer pricing policies and, consequently, the tax treatment of corresponding expenses and income. If any tax authority were to be successful in challenging our transfer pricing policies, we may be liable for additional corporate income tax, withholding tax, indirect tax and penalties, and interest related thereto, which may have a significant impact on our results of operations and financial condition.
We are subject to regular review and audit by the relevant tax authorities in the jurisdictions we operate and as a result, the authorities in these jurisdictions could review our tax returns and impose additional significant taxes, interest, and penalties, challenge the transfer pricing policies adopted by us, claim that our operation constitutes a taxable presence in different jurisdiction and/or that various withholding requirements apply to us or our subsidiaries, or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination is made.
In addition, tax benefits we currently receive in certain jurisdictions require us to meet several conditions and may be challenged or terminated or reduced in the future, which would increase our taxes, possibly with a retroactive effect.
The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations for which the ultimate tax determination is uncertain. Any adverse outcome of potential future audits, reviews, or investigations by tax authorities in U.S. or foreign tax jurisdictions could result in unforeseen tax-related liabilities that differ from the amounts recorded in our financial statements, which may, individually or in the aggregate, materially affect our financial results in the periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.
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
In addition, the failure by our customers to comply with reporting obligations in connection with transactions on our platform could result in regulatory inquiry, reputational damage, and potential enforcement actions and additional reporting and withholding requirements.

We may not be able to secure additional financing in a timely manner, on satisfactory terms, or at all, to meet our future capital needs, which could impair our ability to execute on our business plan.
We believe that our cash, cash equivalents, and funds available under our 2021 Revolving Credit Facility will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, since inception through December 31, 2023 and December 31, 2022, the Company has incurred losses from operations, negative cash flows from operations, and had an accumulated deficit of $491.3 million and of $373.5 million, respectively, and has been dependent on equity and debt financing to fund operations. As such, we may require additional capital to respond to business opportunities (including increasing the number of customers acquired or acquisitions), capital needed during high volume sending periods, new capital or liquidity requirements introduced or required by our regulators and payment processors, challenges, or unforeseen circumstances and may determine to engage in equity or debt financings for other reasons.
We have a revolving credit facility with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent (the “2021 Revolving Credit Facility,” as defined in Note 9. Debt in the notes to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) under that certain Revolving Credit and Guaranty Agreement dated as of September 13, 2021 (as amended by Amendment No. 1 dated as of June 26, 2023 and as further amended by Amendment No. 2 and Joinder Agreement dated as of December 20, 2023 (“Amendment No. 2”)). Pursuant to Amendment No. 2, the aggregate amount of the revolving commitments under the 2021 Revolving Credit Facility were increased from $250.0 million to $325.0 million. We may incur additional indebtedness in the future. We expect to rely on the 2021 Revolving Credit Facility to finance a substantial portion of the capital and liquidity requirements and obligations we are subject to in connection with our remittance business. Additionally, certain borrowings under the 2021 Revolving Credit Facility are subject to variable interest rates. If the interest rate on 2021 Revolving Credit Facility or any alternative financing were to increase, our operating results could be harmed, particularly because we rely on drawings under our line of credit to satisfy regulatory compliance requirements with respect to maintaining sufficient capital and liquidity. The credit agreement governing our 2021 Revolving Credit Facility contains conditions to borrowing and significant restrictive covenants; any failure to satisfy these conditions to borrowing or covenants could result in us being unable to borrow additional amounts under the 2021 Revolving Credit Facility or having to repay outstanding amounts, and could limit our ability to execute on our business or growth strategies. If we were unable to refinance the 2021 Revolving Credit Facility or enter into an alternative facility on similar terms, we may be unable to meet regulatory compliance requirements with respect to maintaining sufficient capital and liquidity. Additionally, the restrictive covenants impose significant operating and financial restrictions that may impact our ability to engage in certain transactions or make investments that could be in our long-term best interests. The restrictive covenants also require us to comply with financial maintenance covenants in certain circumstances; our ability to satisfy these covenants can be affected by events beyond our control and we cannot assure you that we will be able to comply. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plans and operations.
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
•requirements contained in the credit agreement governing our 2021 Revolving Credit Facility;
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
In addition, we may not be able to meet new capital or liquidity requirements introduced or required by our regulators and payment processors. We currently have the 2021 Revolving Credit Facility to mitigate capital fluctuations, but there can be no assurance that the 2021 Revolving Credit Facility will be sufficient or renewed at favorable rates or that we will have access to additional capital as needed, or at all.

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
We track certain business metrics, including active customers, send volume, and Adjusted EBITDA, which are not independently verified by any third party and are not measured according to GAAP. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our business metrics are not accurate representations of our business performance or customer base; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the business metrics that we track, including metrics that we report, and any new business metrics will also be subject to the foregoing limitations and risks.
General Risks
Our customers and business operations are exposed to macroeconomic conditions and geopolitical forces in developing regions and regions that account for a significant amount of our send volume, which exposes us to risk of loss.
The majority of our total revenue is currently derived from remittances being sent from the United States, Canada, the United Kingdom, and other countries in Europe to India, Mexico, and the Philippines. As a result, any macroeconomic trends and conditions (including a continued rise in inflation) or geopolitical trends that disrupt these regions or alter their immigration patterns, economic conditions, or cultural norms could have an impact on the demand for our services or our ability to provide such services. Any economic or political instability, regional and global conflicts, natural disasters, public health crises, or other similar circumstances affecting these regions also could have a disproportionately harmful impact on our business, financial position, and operating results. For example, the COVID-19 pandemic and stay at home protocols imposed operational challenges on our business, and future pandemics or other public health crises could result in similar challenges that may negatively impact our business. In addition, although our operations in Ukraine and the Middle East do not currently represent a significant portion of our business, the continuation or further escalation of the conflicts in these regions could negatively impact our broader European operations, affect the ability of our development teams in Israel to operate effectively, or otherwise disrupt the development or availability of our products in the market on a timely basis.
Global trade policy or international relations between larger developed countries could also impact the market for our services or our ability to serve those markets effectively. For example, Chinese technologies are critical components of many of our disbursement partners, payment processors, and overall distribution network. If there were a disruption of trade relations between the United States and China, we, and our disbursements partners that rely on these technologies, could lose access to these critical Chinese technologies, which would disrupt our business and could have a material adverse effect on our operations. In addition, the Chinese government could take action that would create significant competitive advantage to Chinese companies and create obstacles for us.

Changes in U.S. or other immigration laws that discourage international migration, as well as other events that impact global migration to the US or other key remittance markets, could adversely affect our gross send volume or growth rate in the future. Sustained weakness in the United States or global economic conditions could reduce economic opportunities for immigrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns are likely to reduce money transfer volumes and harm our operating results.
Our business is subject to the risks of earthquakes, fires, floods, public health crises (including epidemics or pandemics such as the COVID-19 pandemic), and other natural catastrophic events, and to interruption by man-made problems such as cyberattacks, cybersecurity breaches, service outages, or other similar incidents, internal or third-party system failures, political unrest, market or currency disruptions, and terrorism, which could result in system and process failures and interruptions which could harm our business.
Our corporate headquarters is located in Seattle, Washington, and our cloud services providers and data centers are also largely located in the western United States. The west coast of the United States contains active earthquake zones. Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, public health crises, cyberattacks, cybersecurity breaches, service outages, or other similar incidents, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems and networks that are supplied by third-party vendors and service providers), and similar events or disruptions. As we rely heavily on our servers, computer and communications systems, and the internet to conduct our business and provide high-quality customer service, disruptions in these systems and networks could harm our ability to operate our business, impede our employees’ ability to conduct business activities whether at our facilities or from a remote location, and cause lengthy delays, which could harm our business, financial condition, and operating results. An outage at any one facility could result in our system being unavailable for a significant period of time. We have disaster recovery programs in place, but these may also fail, prolonging the period of time during which our system and products may not be available.
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
For additional information regarding risks associated with cyberattacks, cybersecurity breaches, and other similar incidents, see “—Cyberattacks, cybersecurity breaches, service outages, or other similar incidents could result in serious harm to our business, reputation, and financial condition, including by triggering regulatory action or a breach of our agreements with significant partners that we rely on to deliver our services.”
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been, and may continue to be, volatile or may decline regardless of our operating performance, and you may lose part or all of your investment.
The market prices of the securities of newly public companies, including ours, have historically been highly volatile and will likely continue to be volatile. In addition to the factors discussed in this Annual Report on Form 10-K, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
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
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, pandemics, or responses to those events; and
•sales of shares of our common stock by us, our directors and executive officers, or our stockholders.
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
Based upon the information available to us about our shares outstanding as of December 31, 2023, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own a substantial percentage of our outstanding common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
In addition, we have a substantial number of shares of our common stock that are subject to future issuance in connection with unexercised equity awards and are subject to registration rights. Any future issuance or registration of such shares of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.
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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibit a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Furthermore, while state statutes governing our money transmitter licenses vary, most require investors to receive the approval of, or provide notice to, the relevant licensing authority before exceeding a certain ownership threshold, including indirect ownership, in a licensed money transmitter. Accordingly, current or prospective investors seeking to acquire ownership of securities above certain thresholds in the aggregate may need to first obtain such regulatory approvals and provide such notices to the relevant regulators. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.
Increased scrutiny from regulators, investors, and other stakeholders regarding our environmental, social, governance or sustainability responsibilities, strategy, and related disclosures could result in additional costs or risks and adversely impact our reputation, employee retention, and willingness of consumers and merchants to do business with us.
Regulators, investor advocacy groups, certain institutional investors, investment funds, stockholders, consumers and other market participants have focused increasingly on the environmental, social, and governance (“ESG”) or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. We may incur additional costs and require additional resources as we evolve our ESG strategy, practices, and related disclosures. If our ESG strategy, practices, and related disclosures, including the impact of our business on climate change, do not meet (or are viewed as not meeting) regulator, investor, or other industry stakeholder expectations and standards, which continue to evolve and may emphasize different priorities than the ones we choose to focus on, our brand, reputation, and employee retention may be negatively impacted. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and regulations. Also, our failure, or perceived failure, to manage reputational threats and meet expectations with respect to socially responsible activities and sustainability commitments could negatively impact our brand, reputation, employee retention, and the willingness of our customers to do business with us.
We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We do not intend to pay any cash dividends in the foreseeable future. In addition, our 2021 Revolving Credit Facility contains restrictions on our ability to pay cash dividends on our capital stock. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
If securities or industry analysts publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.
Our stock price and trading volume is heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If industry analysts cease coverage of us, our stock price would likely be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline.
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
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and our amended and restated certificate of incorporation provides that the U.S. federal district courts will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a “Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and the Federal Forum Provision will apply, to the fullest extent permitted by law, to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, to the fullest extent permitted by law. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Cybersecurity Risk Management
Cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program is designed to follow our industry’s best practices and provides a framework for identifying, monitoring, assessing, and responding to cybersecurity threats and incidents, including threats and incidents associated with the use of third-party vendors and service providers, and facilitating coordination across different departments of the Company. This framework includes steps for identifying the source of a cybersecurity threat or incident, including whether such cybersecurity threat or incident is associated with a third-party vendor or service provider; assessing the severity and risk of a cybersecurity threat or incident; implementing cybersecurity countermeasures and mitigation strategies and informing management, our audit and risk committee, and our board of directors of potentially material cybersecurity threats and incidents or other significant changes in the evolving cybersecurity threat landscape.
Our information security team is responsible for assessing and maintaining our cybersecurity risk management program. In addition, our information security team engages third-party security experts on an as-needed basis for risk assessment and system enhancements. Our information security team also facilitates training to all employees during the onboarding process and annually, with additional training as we deem appropriate. We review or update our cybersecurity policies annually, or more frequently on an as-needed basis, to account for changes in the evolving cybersecurity threat landscape as well as legal and regulatory developments. Although we have continued to invest in our due diligence, onboarding, and monitoring capabilities over critical third parties with whom we do business, including our third-party vendors and service providers, our control over the security posture of, and ability to monitor the cybersecurity practices of, such third parties remains limited, and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the cybersecurity infrastructure owned or controlled by such third parties. When we do become aware that a third-party vendor or service provider has experienced such compromise or failure, we attempt to mitigate our risk, including by terminating such third party’s connection to our information systems and networks where appropriate.
In 2023, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors–Cybersecurity, Privacy, Intellectual Property, and Technology Risks” in this Annual Report on Form 10-K.
Cybersecurity Governance
Our management, Chief Information Security Officer (“CISO”), information security team, and legal team are responsible for identifying and assessing cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation and remediation measures, and maintaining cybersecurity programs. Our cybersecurity programs are managed under the direction of our CISO, who receives reports from our information security team and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks. Our CISO and dedicated information security personnel maintain certain cybersecurity-related certifications and are experienced information systems security professionals and information security managers with many years of experience. In particular, our CISO maintains the following certifications: Certified Information Systems Auditor from the Information System Audit and Control Association and Certified Information Systems Security Professional from ISC2. Our management, CISO, and information security team provide updates on at least a quarterly basis to our audit and risk committee on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies, and provide cybersecurity reports on at least a quarterly basis that cover, among other topics, third-party assessments of the Company’s cybersecurity programs, updates to the Company’s cybersecurity programs and mitigation strategies, and other cybersecurity developments. In addition to such regular updates, and as part of our incident response processes, our CISO also provides updates on certain cybersecurity threats and incidents to the audit and risk committee and, as necessary, to the full board of directors, based on the assessment of risk by our management, CISO, information security team, and legal team.
Our board of directors has oversight responsibility for our overall enterprise risk management, and delegates cybersecurity risk management oversight to our audit and risk committee. As part of its enterprise risk management efforts, our board of directors also meets with management, including our CISO, to assess and respond to critical business risks, including those that may arise from cybersecurity threats and incidents. Our audit and risk committee is responsible for ensuring that management has policies and processes in place designed to identify, monitor, assess, and respond to cybersecurity, data privacy, and other information technology risks to which the Company is exposed. Further, our audit and risk committee reports material cybersecurity risks to our full board of directors, based on the assessment of risk by our management, CISO, information security team, and legal team.
Item 2. Properties
As of December 31, 2023, we occupied facilities in various countries. Substantially all these facilities were leased. Our corporate headquarters are located in Seattle, Washington, where we occupy facilities totaling approximately 48,412 square feet under a lease that expires in June 2025. Other significant leased properties include facilities in Israel, Nicaragua, the United Kingdom, the Philippines, Poland, Ireland, and Singapore. We use these facilities for administration, finance, legal, human resources, IT, marketing, software engineering, and customer service.

We maintain other leased facilities throughout the world. We intend to procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
Item 3. Legal Proceedings
From time to time, we may be subject to legal or regulatory proceedings and claims in the ordinary course of business, including intellectual property, privacy, cybersecurity, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal or regulatory proceedings that we believe to be material to our business or financial condition. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on the NASDAQ under the symbol “RELY” on September 23, 2021. Prior to that date, there was no public trading market for our common stock.
Holders
As of February 21, 2024, there were 24 stockholders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividends
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
The following data and graph show a comparison of the cumulative total shareholder return for our common stock, the Russell 2000 Growth Index and the KBW NASDAQ Financial Technology Index from September 23, 2021 through December 31, 2023. This data assumes simultaneous investments of $100 on September 23, 2021 and reinvestment of any dividends. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Securities Authorized for Issuance Under Equity Compensation Plans
For information on securities authorized for issuance under our equity compensation plans see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes, appearing elsewhere in this Annual Report on Form 10-K and our audited consolidated financial statements and the related notes. You should read the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The forward-looking statements in this Form 10-K represent our views as of the date of this Form 10-K. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.
Overview
Remitly is a leading digital financial services provider for immigrants, their families, and other global citizens in over 170 countries around the world. The combination of our differentiated approach and our relentless focus on meeting the financial services needs of our immigrant communities has resulted in significant customer growth, high customer engagement, rapid send volume and transaction growth, and attractive customer economics built on top of an expansive global network.
Acquisition of Rewire
On January 5, 2023, we acquired 100% of the outstanding equity interests of Rewire (O.S.G.) Research and Development Ltd., a company organized under the laws of the State of Israel (“Rewire”), for approximately $77.9 million of aggregate consideration, the majority of which was or will be settled in cash, with the remaining consideration settled or to be settled in Remitly equity. The acquisition of Rewire allows us to accelerate our opportunity to differentiate the remittance experience with complementary products and expands our remittance businesses in new geographies all with a strong team that is culturally aligned with Remitly.
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
Foreign exchange spreads represent the difference between the foreign exchange rate offered to customers and the foreign exchange rate on our currency purchases. They are an output of proprietary and dynamic models that are designed to provide fair and competitive rates to our customers, while generating a spread based on our ability to buy foreign currency at generally advantageous rates.
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
Active Customers
Active customers, measured as of the quarterly periods ended December 31, 2023, 2022, and 2021 were as follows:

	December 31,
(in thousands)	2023	2022	2021
Active customers	5,911	4,188	2,836
We believe that the number of our active customers is an important indicator of customer engagement, customer retention, and the overall growth of our business.

Active customers increased to approximately 5.9 million, or 41% growth, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. Active customers increased to approximately 4.2 million, or 48% growth, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. This increase was primarily due to an increase in the number of new customers, driven by investments in our mobile platform and efficient marketing spend, our focus on customer experience and how we serve our customers, expansion of our global disbursement network, and the continued diversification across both send and receive countries. While we continue to see strong results in our largest existing receive countries, our successful diversification of our corridor portfolio across both send and receive countries has contributed to new customer growth.
Send Volume

	Years Ended December 31,
(in millions)	2023	2022	2021
Send volume	$39,459	$28,631	$20,448
We measure send volume to assess the scale of remittances sent using our platform. Our customers mostly send from the United States, Canada, the United Kingdom, and other countries in Europe. Our customers and their recipients are located in over 170 countries and territories across the globe; the largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased 38%, to $39.5 billion for the year ended December 31, 2023, compared to $28.6 billion for the year ended December 31, 2022, driven by the increase in active customers. Send volume increased 40%, to $28.6 billion for the year ended December 31, 2022, compared to $20.4 billion for the year ended December 31, 2021, driven by the increase in active customers.
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
Attracting New Customers
Our continued ability to attract new customers to our platform is a key driver for our long-term growth. We continue to expand our customer base by launching new send and receive corridors, by continuing to innovate on existing and new products, and by providing the most trusted financial services for global citizens with cross-border financial needs. We plan to continue to acquire new customers through digital marketing channels and word-of-mouth referrals from existing customers, and by exploring new customer acquisition channels. Given the nature of our business, new customer acquisition marketing investments may negatively impact net loss and Adjusted EBITDA in the quarter they are acquired, but are expected to favorably impact net loss and Adjusted EBITDA in subsequent periods.
Customer Acquisition
Efficiently acquiring customers is critical to our growth and maintaining of attractive customer economics, which are impacted by online marketing competition, our ability to effectively target the right demographic, and competitive environment. We have a history of successfully monitoring customer acquisition costs and will continue to be strategic and disciplined toward customer acquisition. For example, for performance marketing, we set rigorous customer acquisition targets that we continuously monitor to ensure a high return on investment over the long term, and we can increase or decrease this investment as desired. Customer acquisition costs which are deployed to acquire new customers or retain existing customers in certain circumstances, are a component of advertising expenses as defined in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including inflation, currency fluctuations, immigration, trade and regulatory policies, regional and global conflicts, global crises and natural disasters, unemployment, potential recession, and the rate of digital remittance adoption impact demand for our services, and the options that we can offer. These factors evolve over time, and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, and changes to digital adoption trends may shift the timing and volume of transactions, or the number of customers using our service. In addition, foreign currency movements impact our business in numerous ways. For example, as the U.S. dollar strengthens, we see customers in certain markets taking advantage of the ability to get more local currency to their families and friends. We also believe the strength of the U.S. dollar and the strength of other developed market currencies versus emerging market currencies make it easier to acquire new customers in certain markets. Conversely, expansion of our international business can negatively impact our consolidated results when these currencies weaken against the U.S. dollar. As we grow, we are becoming more diversified across geographies and currencies, which can help mitigate some localized geopolitical risks and macroeconomic trends. As foreign currency can have a significant impact on our business, we strive to maintain a diversified cash balance portfolio and frequently assess for foreign currency cash concentrations. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a more comprehensive description of current business concentrations.
Components of Results of Operations
Revenue
Our revenue is generated on transaction fees charged to customers and foreign exchange spreads between the foreign exchange rate offered to customers and the foreign exchange rate on our currency purchases. Revenue is recognized when control of these services is transferred to our customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration we expect to be entitled to in exchange for services provided.
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

Provisions for Transaction Losses
We are exposed to transaction losses, including chargebacks, unauthorized credit card use, fraud associated with customer transactions, and other non-fraud-related losses. We establish reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. The provision for transaction losses is included as a component of ‘Transaction expenses’ within the Consolidated Statements of Operations.
Customer Support and Operations
Customer support and operations expenses consist primarily of personnel-related expenses associated with our customer support and operations organization, including salaries, benefits, and stock-based compensation expense, as well as third-party costs for customer support services, and travel and related office expenses. This includes our customer service teams which directly support our customers, consisting of online support and call centers, and other costs incurred to support our customers, including related telephony costs to support these teams, customer protection and risk teams, investments in tools to effectively service our customers, and increased customer self-service capabilities. Customer support and operations expenses also include corporate communication costs and professional services fees.
Marketing
Marketing expenses consist primarily of advertising costs used to attract new customers, including branding-related expenses. Marketing expenses also include personnel-related expenses associated with marketing organization staff, including salaries, benefits, and stock-based compensation expense, promotions, costs for software subscription services dedicated for use by marketing functions, and outside services contracted for marketing purposes.
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development, and maintenance of both new and existing products and services, including salaries, benefits, and stock-based compensation expense. Technology and development expenses also include professional services fees and costs for software subscription services dedicated for use by our technology and development teams, as well as other company-wide technology tools. Technology and development expenses also include product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs do not qualify for capitalization. Technology and development costs are generally expensed as incurred and do not include software development costs which qualify for capitalization as internal-use software. The amortization of internal-use software costs which were capitalized in accordance with ASC 350-40, Intangibles - Goodwill and Other-Internal-Use Software, are separately presented under the caption ‘Depreciation and amortization’ within the Consolidated Statements of Operations.
We believe delivering new functionality and improving existing technology is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments to expand our solutions in order to enhance our customers’ experience and satisfaction, and to attract new customers.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, corporate development, human resources, facilities, administrative personnel, and other leadership functions, including salaries, benefits, and stock-based compensation expense. General and administrative expenses also include professional services fees, software subscriptions, facilities, indirect taxes, and other corporate expenses, including acquisition and integration expenses. Such expenses primarily include external legal, accounting, valuation, and due diligence costs, advisory and other professional services fees necessary to integrate acquired businesses. See Note 6. Business Combinations in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
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
Results of Operations
Comparison of the years ended December 31, 2023 and 2022
The following table sets forth our results of operations together with the dollar and percentage change for the years ended December 31, 2023 and 2022, as well as the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Years Ended December 31,		Change		Percentage of Total Revenue(1)
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022
Revenue	$944,285	$653,560	$290,725	44%	NM	NM
Costs and expenses
Transaction expenses	329,113	258,827	70,286	27%	35%	40%
Customer support and operations	82,521	68,106	14,415	21%	9%	10%
Marketing	234,417	170,970	63,447	37%	25%	26%
Technology and development	219,939	138,719	81,220	59%	23%	21%
General and administrative	179,372	131,250	48,122	37%	19%	20%
Depreciation and amortization	13,118	6,724	6,394	95%	1%	1%
Total costs and expenses	1,058,480	774,596	283,884	37%	112%	119%
Loss from operations	(114,195)	(121,036)	6,841	(6)%	(12)%	(19)%
Interest income	7,447	4,149	3,298	79%	NM	NM
Interest expense	(2,352)	(1,302)	(1,050)	81%	NM	NM
Other (expense) income, net	(2,838)	5,213	(8,051)	(154)%	NM	NM
Loss before provision for income taxes	(111,938)	(112,976)	1,038	(1)%	NM	NM
Provision for income taxes	5,902	1,043	4,859	466%	NM	NM
Net loss	$(117,840)	$(114,019)	$(3,821)	3%	NM	NM

(1)An ‘NM’ reference indicates the percentage is not meaningful.
The following discussion and analysis is for the year ended December 31, 2023, compared to the same period in 2022, unless otherwise stated.
Revenue
Revenue increased $290.7 million, or 44%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was primarily driven by an increase in active customers year over year, inclusive of a 41% increase in active customers for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, and continued strength in the retention of existing customers. Revenue derived from each transaction varies based on a number of attributes, including the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was disbursed, the disbursement method chosen by the customer, and the countries to which the funds are transferred. Rewire contributed approximately 2% to the year over year revenue growth rate.
As a reflection of the growth in active customers year over year, send volume increased 38% to $39.5 billion for the year ended December 31, 2023, as compared to $28.6 billion for the year ended December 31, 2022.
Transaction Expenses
Transaction expenses increased $70.3 million, or 27%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to a $70.1 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients.
As a percentage of revenue, transaction expenses decreased to 35% for the year ended December 31, 2023, from 40% for the year ended December 31, 2022. The decrease was primarily due to better economics with partners as we are able to secure better terms with our payment and disbursement partners as a result of increasing scale, and also due to improvements in our ability to prevent fraud and other losses.

Customer Support and Operations Expenses
Customer support and operations expenses increased $14.4 million, or 21%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily driven by a $10.2 million increase in third-party and internal personnel costs to support customer operations, a $3.8 million increase in telephony costs as we supported an increased volume of active customers, and a $0.7 million increase due to restructuring costs primarily related to severance (refer to Note 14. Restructuring Initiatives in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the restructuring costs).
As a percentage of revenue, customer support and operations expenses decreased to 9% for the year ended December 31, 2023, from 10% for the year ended December 31, 2022, due to process improvements and automation driving scale across customer support headcount at internal and third-party customer support sites.
Marketing Expenses
Marketing expenses increased $63.4 million, or 37%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to an increase of $47.2 million in advertising expense and other targeted marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $14.9 million, driven by a 60% increase in marketing headcount compared to the year ended December 31, 2022, inclusive of a $5.7 million increase in stock-based compensation expense. Contributing to the increase in our marketing headcount expense and advertising expense is the acquisition of Rewire.
As a percentage of revenue, marketing expenses decreased to 25% for the year ended December 31, 2023, from 26% for the year ended December 31, 2022.
Technology and Development Expenses
Technology and development expenses increased $81.2 million, or 59%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was driven by $68.3 million in personnel-related expenses, inclusive of a $28.5 million increase in stock-based compensation expense, resulting from a 53% increase in headcount compared to the year ended December 31, 2022, as part of our continued investment in our technology platform. The increase in technology and development expense was also driven by a $7.9 million increase in software costs for cloud services to support incremental transaction volume and a $3.1 million increase in professional services fees. Contributing to the increase in our technology and development headcount expense is the acquisition of Rewire.
As a percentage of revenue, technology and development expenses increased to 23% for the year ended December 31, 2023, from 21% for the year ended December 31, 2022, driven by an increase in headcount and stock-based compensation expense due to hiring additional personnel and contractors who are directly engaged in developing and enhancing our platform and complementary new products, enabling increasing automation, and providing technology support and security. Contributing to the increase as a percentage of revenue is the acquisition of Rewire.
General and Administrative Expenses
Included in the year ended December 31, 2022 results is approximately $5.2 million of stock-based compensation expense related to prior periods that was identified and corrected in the three months ended June 30, 2022. The discussion below excludes this amount from the year ended December 31, 2022 results in all places, for comparative purposes. Excluding the aforementioned amount, general and administrative expenses would have increased $53.3 million, or 42% for the year ended December 31, 2023, compared to the year ended December 31, 2022.
General and administrative expenses increased $53.3 million, or 42%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, exclusive of the aforementioned stock-based compensation adjustment. This increase was primarily driven by a $28.3 million increase in personnel-related expenses due to a 41% increase in general and administrative headcount compared to the year ended December 31, 2022 and includes a $12.1 million increase in stock-based compensation expense. The increase in general and administrative expenses was also driven by a $6.5 million increase in indirect taxes, a $6.1 million increase in professional fees, a $4.4 million increase in other employee-related costs, a $2.9 million increase in charitable contributions primarily related to our annual Pledge 1% donation, $2.7 million increase in facilities costs, and a $1.1 million increase in the fair value of the holdback liability associated with the Rewire acquisition. Contributing to the increase in our general and administrative headcount expense, facilities costs, professional fees, other employee-related costs, and indirect taxes is the acquisition of Rewire.
As a percentage of revenue, general and administrative expenses remained flat at 19% for the year ended December 31, 2023 from the year ended December 31, 2022.
Depreciation and Amortization
Depreciation and amortization increased $6.4 million, or 95%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase is primarily driven by a $5.2 million increase in the amortization of acquired intangible assets, primarily related to the acquisition of Rewire in the first quarter of 2023, and a $1.2 million increase in the amortization of internally developed software.
Interest Income
Interest income increased by $3.3 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase is primarily due to an increase in interest rates and an increase in average invested balances throughout the year.

Interest Expense
Interest expense increased by $1.1 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to higher draws on the 2021 Revolving Credit Facility.
Other (Expense) Income, Net
Other (expense) income, net is primarily driven by unrealized losses and gains on foreign exchange remeasurements of certain foreign currency denominated monetary assets and liabilities.
Provision for Income Taxes
The provision for income taxes increased $4.9 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to uncertain tax positions recorded related to intercompany transactions not anticipated to recur, and taxable income in foreign jurisdictions in the year ended December 31, 2023.
Comparison of the years ended December 31, 2022 and 2021
The following table sets forth our results of operations together with the dollar and percentage change for the years ended December 31, 2022 and 2021, as well as the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Years Ended December 31,		Change		Percentage of Total Revenue(1)
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021
Revenue	$653,560	$458,605	$194,955	43%	NM	NM
Costs and expenses
Transaction expenses	258,827	191,606	67,221	35%	40%	42%
Customer support and operations	68,106	45,525	22,581	50%	10%	10%
Marketing	170,970	120,906	50,064	41%	26%	26%
Technology and development	138,719	64,093	74,626	116%	21%	14%
General and administrative	131,250	70,941	60,309	85%	20%	15%
Depreciation and amortization	6,724	5,256	1,468	28%	1%	1%
Total costs and expenses	774,596	498,327	276,269	55%	119%	109%
Loss from operations	(121,036)	(39,722)	(81,314)	205%	(19)%	(9)%
Interest income	4,149	140	4,009	2864%	NM	NM
Interest expense	(1,302)	(1,256)	(46)	4%	NM	NM
Other income, net	5,213	3,125	2,088	67%	NM	NM
Loss before provision for income taxes	(112,976)	(37,713)	(75,263)	200%	NM	NM
Provision for income taxes	1,043	1,043	—	—%	NM	NM
Net loss	$(114,019)	$(38,756)	$(75,263)	194%	NM	NM

(1)An ‘NM’ reference indicates the percentage is not meaningful.
The following discussion and analysis is for the year ended December 31, 2022, compared to the same period in 2021, unless otherwise stated.
Revenue
Revenue increased $195.0 million, or 43%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase was primarily driven by growth in send volume, which increased $8.2 billion, or 40%, to over $28.6 billion for the year ended December 31, 2022, compared to $20.4 billion for the year ended December 31, 2021, reflecting a 48% increase in active customers year over year and continued strength in the retention of existing customers.
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

Transaction Expenses
Transaction expenses increased $67.2 million, or 35%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to a $49.4 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, a $13.9 million increase in fraud and other losses largely driven by growth in new customers and send volume, and a $3.9 million increase in other transaction expenses, primarily related to software and tools that support our compliance and risk operations.
As a percentage of revenue, transaction expenses decreased to 40% for the year ended December 31, 2022, from 42% for the year ended December 31, 2021, primarily due to better economics with partners as we are able to drive better terms with our payment and disbursement partners as a result of increasing scale.
Customer Support and Operations Expenses
Customer support and operations expenses increased $22.6 million, or 50%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by an $8.7 million increase in internal personnel costs at our sites in the Philippines, Nicaragua, and Ireland that support customer operations, an $8.7 million increase in third-party customer support costs, a $3.9 million increase in software and telephony costs as we supported more active customers, and $1.3 million increase in other operating expenses.
As a percentage of revenue, customer support and operations expenses remained flat at 10% for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Marketing Expenses
Marketing expenses increased $50.1 million, or 41%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, due primarily to an increase of $34.2 million in advertising expense, including online and offline marketing spend and promotion costs to acquire new customers. Personnel-related costs increased by $12.4 million, driven by a 29% increase in marketing headcount compared to the same period in 2021, and inclusive of an $8.2 million increase in stock-based compensation expense. The increase in marketing expenses was also driven by a $2.2 million increase in other indirect marketing, a $0.5 million increase in professional fees, a $0.5 million increase in software costs, and a $0.4 million increase in employee-related expenses, partially offset by a $0.1 million decrease in other operating expenses.
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
Depreciation and Amortization
Depreciation and amortization increased $1.5 million, or 28%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase is primarily due to an increase in depreciation for computers and leasehold improvements and the amortization of internally developed software and intangible assets.

Interest Income
Interest income increased by $4.0 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to an increase in yield on interest bearing accounts driven by the increase in the U.S. Federal interest rate.
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
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net loss. Adjusted EBITDA is calculated as net loss adjusted by (i) interest (income) expense, net; (ii) provision for income taxes; (iii) noncash charge of depreciation and amortization; (iv) gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment; (vi) noncash stock-based compensation expense, net; and (vii) certain acquisition, integration, restructuring, and related costs.
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
•Adjusted EBITDA excludes certain transaction costs, related to acquisition, integration, restructuring, and related costs. The acquisition and integration costs are primarily related to the Rewire acquisition and primarily include external legal, accounting, valuation, and due diligence costs, advisory and other professional services fees necessary to integrate acquired businesses, and the change in the fair value of the holdback liability as part of the acquisition of Rewire. The restructuring costs are primarily related to severance and other associated costs; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net loss	$(117,840)	$(114,019)	$(38,756)
Add:
Interest (income) expense, net	(5,095)	(2,847)	1,116
Provision for income taxes	5,902	1,043	1,043
Depreciation and amortization	13,118	6,724	5,256
Foreign exchange loss (gain)	2,603	(5,261)	(3,125)
Donation of common stock(1)	4,600	1,972	6,933
Stock-based compensation expense, net	136,967	95,293	17,016
Acquisition, integration, restructuring, and related costs(2)	4,197	3,462	—
Adjusted EBITDA	$44,452	$(13,633)	$(10,517)
__________________
(1) Refer to Note 11. Common Stock within the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the donation of common stock.
(2) Acquisition, integration, restructuring, and related costs for the year ended December 31, 2023 consists of expenses related to the acquisition and integration of Rewire (O.S.G.) Research and Development Ltd., as well as restructuring charges incurred. Acquisition and integration expenses for the year ended December 31, 2023 were $2.8 million. These acquisition and integration expenses included the fair value of the holdback liability of $1.1 million and fees incurred for acquisition and integration costs of $1.7 million. Restructuring charges incurred for the year ended December 31, 2023 were $1.4 million. Refer to Note 6. Business Combinations and Note 14. Restructuring Initiatives within the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the acquisition and integration costs and restructuring costs, respectively. Acquisition, integration, restructuring, and related costs for the year ended December 31, 2022 primarily represent expenses related to the acquisition of Rewire.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of December 31, 2023 and 2022, our principal sources of liquidity were cash and cash equivalents of $323.7 million and $300.6 million, respectively, as well as funds available under the 2021 Revolving Credit Facility, which we entered into in September 2021. The 2021 Revolving Credit Facility was amended on December 20, 2023 to increase the revolving commitments from $250.0 million (including a $60.0 million letter of credit sub-facility) to $325.0 million. We have historically financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads. In recent periods, we have supplemented those cash flows with borrowings on our 2021 Revolving Credit Facility, primarily to support customer transaction volumes during peak periods, which we expect to continue to do in the future. During the year ended December 31, 2023, we cumulatively borrowed $764.0 million against this credit facility, of which we repaid $634.0 million. The outstanding balance of $130.0 million as of December 31, 2023 was subsequently repaid the following business day on January 2, 2024. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the 2021 Revolving Credit Facility (including the letter of credit sub-facility), which has included active borrowings and repayments during 2023. As of December 31, 2023, we had unused borrowing capacity of $146.8 million.
We believe that our cash, cash equivalents, and funds available under the 2021 Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. Our material cash requirements include funds to support current and potential operating activities, capital expenditures, and other commitments, and could include other uses of cash, such as strategic investments. In addition, on January 5, 2023, we acquired 100% of the outstanding equity interests of Rewire (as defined herein) for approximately $77.9 million, which includes the fair value of cash and equity issued, or to be issued, to selling shareholders. A portion of these proceeds were held back at closing for any potential indemnity claims, which will be released after a 15-month holdback period, subject to any deductions, the majority of which will be settled in cash, with a portion in Company common stock. As of December 31, 2023, the fair value of the liability held back that will be settled in cash and Company common stock was $13.0 million and is expected to be settled in the next 12 months.
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
The following table shows a summary of our Consolidated Statements of Cash Flows for the periods presented:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net cash (used in) provided by:
Operating activities(1)	$(53,590)	$(108,656)	$(18,391)
Investing activities	(50,037)	(7,309)	(4,534)
Financing activities(1)	126,650	14,587	238,203
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,272	(1,201)	(40)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$24,295	$(102,579)	$215,238
_________________
(1) Certain prior period amounts have been reclassified to conform to the current period presentation. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The year over year change in our cash, cash equivalents, and restricted cash balances is primarily driven by timing of customer transaction-related balances as well as activity related to our acquisition of Rewire, further discussed below.
Cash Flows
Operating Activities
Our main sources of operating cash are transaction fees charged to customers and foreign exchange spreads on transactions. Our primary uses of cash from operating activities have been for advertising expenses used to attract new customers, transaction expenses that include fees paid to payment processors and disbursement partners, personnel-related expenses, technology, and other general corporate expenditures. Our changes in operating cash flows are heavily impacted by the timing of customer transactions and, in particular, the day of the week that the year end falls on, including holidays and long weekends. For example, we generally have higher prefunding amounts if the year closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction related balances period over period and can reduce our cash position at a particular point in time. These balances within our Consolidated Statements of Cash Flows include disbursement prefunding, customer funds receivable, customer liabilities, and disbursement postfunding liabilities and book overdrafts, both of which are included within the line item ‘Accrued expenses and other liabilities.’
For the year ended December 31, 2023, net cash used in operating activities was $53.6 million, which was primarily driven by an increase in overall growth in our global network of funding and disbursement partnerships, and an increase in volume of customer transactions. Specifically, as a result of both growth and timing, we saw an increase in disbursement prefunding of $31.8 million and customer funds receivable of $183.4 million, offset by an increase in customer liabilities of $61.7 million and accrued expenses and other liabilities, which are inclusive of disbursement postfunding liabilities and book overdrafts, of $47.4 million, which were the key drivers for the unfavorable changes in our operating assets and liabilities of $91.2 million. This change in our operating assets and liabilities was also partially offset by cash generated from our operations, when excluding the $155.4 million of noncash charges included within the $117.8 million net loss for the period.
For the year ended December 31, 2022, net cash used in operating activities was $108.7 million, which was primarily driven by the timing of funding customer transactions year over year including impact of weekend and holiday timing, compared to the prior year, which ended on a Friday. Contributing to the changes was an overall growth in our business, increasing our volume of customer related balances as compared to the prior period. Specifically, as a result of both growth and timing, we saw an increase in customer funds receivable of $126.9 million, which was the key driver for the unfavorable changes in our operating assets and liabilities of $99.0 million at the end of 2022. Also affecting the net cash used in operating activities was a net loss of $114.0 million, substantially offset by $104.3 million of noncash charges included within net loss for the period.
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
Net cash used in investing activities was $50.0 million for the year ended December 31, 2023, an increase of $42.7 million, compared to net cash used in investing activities of $7.3 million for the year ended December 31, 2022. This increase was primarily driven by the acquisition of Rewire in the first quarter of 2023.
Net cash used in investing activities was $7.3 million for the year ended December 31, 2022, an increase of $2.8 million, compared to net cash used in investing activities of $4.5 million for the year ended December 31, 2021. This increase was due to purchases of property and equipment to support the increase in headcount and higher capitalization of internal-use software costs.
Financing Activities
Cash flows from financing activities consists primarily of borrowings on our 2021 Revolving Credit Facility and proceeds from the exercise of stock options, offset by repayments of our 2021 Revolving Credit Facility borrowings, and other long-term debt. Cash provided by financing activities also historically consisted of proceeds from our IPO and concurrent private placement, previous issuances of redeemable convertible preferred stock, offset by the payment of debt issuances costs.
Net cash provided by financing activities for the year ended December 31, 2023 was $126.7 million, a increase of $112.1 million, compared to net cash provided by financing activities for the year ended December 31, 2022 of $14.6 million. This increase was primarily driven by net borrowings on our 2021 Revolving Credit Facility of $130.0 million, offset by the repayment of assumed indebtedness of $17.1 million that occurred in the year ended December 31, 2023.
Net cash provided by financing activities for the year ended December 31, 2022 was $14.6 million, a decrease of $223.6 million, compared to the net cash provided by financing activities for the year ended December 31, 2021. This decrease was primarily driven by the proceeds from the issuance of common stock upon our IPO and concurrent private placement, net of underwriting discounts and commissions and other offering costs of $305.2 million. This was offset by the net repayments on our 2021 Revolving Credit Facility of $80.0 million during the year ended December 31, 2021.
Contractual Obligations and Commitments
Our principal commitments consist of standby letters of credit, long-term leases, and other purchase commitments entered into in the normal course of business. In addition, we routinely enter into marketing and advertising contracts, software subscriptions or other service arrangements, including cloud infrastructure arrangements, and compliance-application related arrangements that contractually obligate us to purchase services, including minimum service quantities, unless we give notice of cancellation based on the applicable terms of the agreements. Most contracts are typically cancellable within a period of less than one year, although some of our larger software or cloud service subscriptions require multi-year commitments. As of December 31, 2023, we had approximately $43.9 million in total purchase commitments under these arrangements, of which $18.5 million are expected to be paid within the next year. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments.
For further discussion of commitments and contingencies, also refer to Note 18. Commitments and Contingencies and Note 20. Leases in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2023, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than 12 months, and are typically month-to-month in nature. As described in the notes to the consolidated financial statements, we elected not to record leases on our Consolidated Balance Sheets if the lease term is 12 months or less. For further information on our lease arrangements refer to Note 20. Leases in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. Our estimates are based on historical experience and on various other factors that it believes are reasonable under the circumstances. Actual results may differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
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

Revenue Recognition
Our primary source of revenue is generated from our remittance business. Revenue is earned from transaction fees charged to customers and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on our currency purchases. Revenue is recognized when control of these services is transferred to our customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration we expect to be entitled to in exchange for services provided. We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which includes the following steps:
(i)identification of the contract with a customer;
(ii)identification of the performance obligations in the contract;
(iii)determination of the transaction price;
(iv)allocation of the transaction price to the performance obligations in the contract; and
(v)recognition of revenue when, or as, we satisfy a performance obligation.
Customers engage us to perform one integrated service —collect the customer’s money and deliver funds to the intended recipient in the currency requested. Payment is generally due from the customer upfront upon initiation of a transaction, when the customer simultaneously agrees to our terms and conditions.
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
We recognize transaction revenue on a gross basis as we are the principal for fulfilling payment transactions. As the principal to the transaction, we control the service of completing payments on our payment platform. We bear primary responsibility for the fulfillment of the payment service, are the merchant of record, contract directly with our customers, control the product specifications, and define the value proposition of our services. We are also responsible for providing customer support. Further, we have full discretion over determining the fee charged to our customers, which is independent of the cost we incur in instances where we may utilize payment processors or other financial institutions to perform services on our behalf. These fees paid to payment processors and other financial institutions are recognized as ‘Transaction expenses’ within the Consolidated Statements of Operations. We do not have any capitalized contract acquisition costs.
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
For restricted stock units that are granted under our equity incentive plans, we estimate the fair value of the award based on the fair market value of our common stock on the date of grant. For stock options granted under our equity incentive plans, and purchase rights issued under our employee stock purchase plan, we use the Black-Scholes option pricing model to estimate the fair value of the award at the grant date. The model utilizes the fair market value of our common stock at the measurement date and also incorporates the following assumptions to determine the fair value of the award:
Expected term. We calculate the expected term based on the average period the options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the requisite service period and the contractual term of the award.
Expected volatility. We base our estimate of expected volatility on the historical volatility of our common stock as well as the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data.
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
Application of these approaches and methodologies involved the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events, at the time of such historical grants prior to our IPO. After the completion of the IPO, the fair value of our common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the NASDAQ.
For further disclosure of the assumptions used in determining the grant date fair value of stock-based awards, refer to Note 13. Stock-Based Compensation in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
The assessment of impairment involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. In performing the impairment assessment of goodwill, we have an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. We consider factors in performing a qualitative assessment, including, but not limited to, general macroeconomic conditions, industry and market conditions, company financial performance, changes in strategy, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or do not pass the qualitative assessment, a quantitative assessment is then performed. The quantitative assessment compares the carrying value to the fair value of goodwill, with the difference representing an impairment loss.
Recently Issued Accounting Pronouncements
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.
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
Credit Risk
We have a limited number of pay-in payment processors and therefore we are exposed to credit risk relating to those pay-in payment providers if, in the course of a transaction, we were to disburse funds to the recipient but the pay-in payment provider did not deliver our customer’s funds to us (for example, due to their illiquidity). We mitigate this credit risk by engaging with reputable pay-in payment providers and entering into written agreements with pay-in payment providers allowing for legal recourse. We are also exposed to credit risk relating to many of our disbursement partners when we prefund or remit funds in advance of having collected funds from our customers through our pay-in payment processors, if our disbursement partners fail to disburse funds according to our instructions (for example, due to their insufficient capital). We mitigate these credit exposures by engaging with reputable disbursement partners and performing a credit review before onboarding each disbursement partner and by negotiating for post-funding arrangements where circumstances permit. We also periodically review credit ratings, or, if unavailable, other financial documentation, of both our pay-in payment providers and disbursement partners. We have not experienced significant losses during the periods presented.

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
As of December 31, 2023 and 2022, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net loss was generated, would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $19.3 million and $10.2 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of transactions sent through our platform. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Remitly Global, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Remitly Global, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Rewire (O.S.G.) Research and Development Ltd. (“Rewire”) from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Rewire from our audit of internal control over financial reporting. Rewire is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition
As described in Note 3 to the consolidated financial statements, the Company's consolidated revenue was $944.3 million for the year ended December 31, 2023. The Company's primary source of revenue is generated from its remittance business. Revenue is earned from transaction fees charged to customers and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on the Company's currency purchases. Revenue is recognized when control of these services is transferred to the Company's customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided. The Company's service comprises a single performance obligation to complete transactions for the Company's customers.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company's revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the revenue recognition process, including controls over the completeness, accuracy and occurrence of revenue recognized. These procedures also included, among others, testing the completeness, accuracy and occurrence of revenue recognized for a sample of revenue transactions by (i) obtaining and inspecting source documents, which included customer transaction records, incoming cash receipts, and cash disbursement statements, and (ii) evaluating the appropriateness of revenue recognized based on the terms of the related customer transaction record.
Acquisition of Rewire – Valuation of Developed Technology

As described in Note 6 to the consolidated financial statements, on January 5, 2023, the Company completed its acquisition of Rewire for total consideration transferred of $77.9 million. Of the identifiable assets acquired, $12 million of the purchase consideration was allocated to developed technology. The fair values of intangible assets were estimated by management using inputs classified as Level 3 under the income and cost approaches, including the multi-period excess earnings method for developed technology. The key assumptions in applying the income approach used in valuing the identified intangible assets include revenue growth rates for a hypothetical market participant, selected discount rate, as well as migration curves for developed technology.
The principal considerations for our determination that performing procedures relating to the valuation of developed technology acquired in the acquisition of Rewire is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates for a hypothetical market participant, selected discount rate, and migration curves; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the developed technology acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates for a hypothetical market participant, selected discount rate, and migration curves. Evaluating management’s assumptions related to revenue growth rates for a hypothetical market participant involved considering (i) the current and past performance of the Rewire business; (ii) the consistency with peer market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the selected discount rate and migration curves assumptions.
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 23, 2024
We have served as the Company’s auditor since 2016.

REMITLY GLOBAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$323,710	$300,635
Disbursement prefunding	195,848	158,055
Customer funds receivable, net	379,417	191,402
Prepaid expenses and other current assets	33,143	19,327
Total current assets	932,118	669,419
Property and equipment, net	16,010	11,546
Operating lease right-of-use assets	9,525	8,675
Goodwill	54,940	—
Intangible assets, net	16,642	—
Other noncurrent assets, net	7,071	6,313
Total assets	$1,036,306	$695,953
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$35,051	$6,794
Customer liabilities	177,473	111,075
Short-term debt	2,481	—
Accrued expenses and other current liabilities	145,802	87,752
Operating lease liabilities	6,032	3,521
Total current liabilities	366,839	209,142
Operating lease liabilities, noncurrent	4,477	5,674
Long-term debt	130,000	—
Other noncurrent liabilities	5,653	1,050
Total liabilities	506,969	215,866
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of December 31, 2023 and 2022 both; 188,435,952 and 173,250,865 shares issued and outstanding, as of December 31, 2023 and 2022, respectively	19	17
Additional paid-in capital	1,020,286	854,276
Accumulated other comprehensive income (loss)	335	(743)
Accumulated deficit	(491,303)	(373,463)
Total stockholders’ equity	529,337	480,087
Total liabilities and stockholders’ equity	$1,036,306	$695,953
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenue	$944,285	$653,560	$458,605
Costs and expenses
Transaction expenses(1)	329,113	258,827	191,606
Customer support and operations(1)	82,521	68,106	45,525
Marketing(1)	234,417	170,970	120,906
Technology and development(1)	219,939	138,719	64,093
General and administrative(1)	179,372	131,250	70,941
Depreciation and amortization	13,118	6,724	5,256
Total costs and expenses	1,058,480	774,596	498,327
Loss from operations	(114,195)	(121,036)	(39,722)
Interest income	7,447	4,149	140
Interest expense	(2,352)	(1,302)	(1,256)
Other (expense) income, net	(2,838)	5,213	3,125
Loss before provision for income taxes	(111,938)	(112,976)	(37,713)
Provision for income taxes	5,902	1,043	1,043
Net loss	$(117,840)	$(114,019)	$(38,756)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.65)	$(0.68)	$(0.64)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	180,818,399	167,774,123	60,728,748
__________________
(1) Exclusive of depreciation and amortization, shown separately, above.

The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(117,840)	$(114,019)	$(38,756)
Other comprehensive loss:
Foreign currency translation adjustments	1,078	(996)	(338)
Comprehensive loss	$(116,762)	$(115,015)	$(39,094)
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock
(In thousands, except share data)

	Year Ended December 31, 2023
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	—	$—	173,250,865	$17	$854,276	$(743)	$(373,463)	$480,087
Issuance of common stock in connection with ESPP	—	—	631,574	—	6,132	—	—	6,132
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	—	—	14,009,751	2	14,665	—	—	14,667
Donation of common stock	—	—	181,961	—	4,600	—	—	4,600
Issuance of common stock for acquisition consideration	—	—	590,838	—	6,635	—	—	6,635
Issuance of common stock, subject to service-based vesting conditions, in connection with acquisition	—	—	104,080	—	581	—	—	581
Taxes paid related to net shares settlement of equity awards	—	—	(333,117)	—	(6,702)	—	—	(6,702)
Stock-based compensation expense	—	—	—	—	140,099	—	—	140,099
Other comprehensive income	—	—	—	—	—	1,078	—	1,078
Net loss	—	—	—	—	—	—	(117,840)	(117,840)
Balance as of December 31, 2023	—	$—	188,435,952	$19	$1,020,286	$335	$(491,303)	$529,337

	Year Ended December 31, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	164,239,555	$16	$739,503	$253	$(259,444)	$480,328
Issuance of common stock in connection with ESPP	—	—	379,674	—	3,516	—	—	3,516
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	—	—	8,458,814	1	12,270	—	—	12,271
Donation of common stock	—	—	181,961	—	1,972	—	—	1,972
Taxes paid related to net shares settlement of equity awards	—	—	(9,139)	—	(99)	—	—	(99)
Stock-based compensation expense	—	—	—	—	97,114	—	—	97,114
Other comprehensive loss	—	—	—	—	—	(996)	—	(996)
Net loss	—	—	—	—	—	—	(114,019)	(114,019)
Balance as of December 31, 2022	—	$—	173,250,865	$17	$854,276	$(743)	$(373,463)	$480,087

The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock
(In thousands, except share data)
	Year Ended December 31, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	127,082,605	$387,707	24,289,906	$2	$8,766	$591	$(220,688)	$(211,329)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	328,026	2,980	—	—	—	—	—	—
Repayment of non-recourse promissory note	—	—	—	—	3,060	—	—	3,060
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(127,410,631)	(390,687)	127,410,631	13	390,674	—	—	390,687
Issuance of common stock upon initial public offering and private placements, net of offering costs, underwriting discounts and commissions	—	—	7,581,395	—	305,191	—	—	305,191
Donation of common stock	—	—	181,961	—	6,933	—	—	6,933
Issuance of common stock upon exercise of warrants	—	—	254,014	—	—	—	—	—
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	—	—	4,495,889	1	7,420	—	—	7,421
Issuance of common stock	—	—	25,759	—	169	—	—	169
Stock-based compensation expense	—	—	—	—	17,290	—	—	17,290
Other comprehensive loss	—	—	—	—	—	(338)	—	(338)
Net loss	—	—	—	—	—	—	(38,756)	(38,756)
Balance as of December 31, 2021	—	$—	164,239,555	$16	$739,503	$253	$(259,444)	$480,328
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(117,840)	$(114,019)	$(38,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,118	6,724	5,256
Stock-based compensation expense, net	136,967	95,293	17,016
Donation of common stock	4,600	1,972	6,933
Other	713	356	452
Changes in operating assets and liabilities:
Disbursement prefunding	(31,778)	(38,428)	(18,069)
Customer funds receivable	(183,422)	(126,942)	(17,282)
Prepaid expenses and other assets	(13,035)	(4,598)	(12,559)
Operating lease right-of-use assets	5,186	3,763	2,780
Accounts payable	27,559	5,535	(3,035)
Customer liabilities	61,718	42,979	16,097
Accrued expenses and other liabilities	47,357	22,782	26,071
Operating lease liabilities	(4,733)	(4,073)	(3,295)
Net cash used in operating activities	(53,590)	(108,656)	(18,391)
Cash flows from investing activities
Purchases of property and equipment	(2,857)	(3,679)	(1,956)
Capitalized internal-use software costs	(6,247)	(3,382)	(2,578)
Cash paid for acquisition, net of acquired cash, cash equivalents, and restricted cash	(40,933)	(248)	—
Net cash used in investing activities	(50,037)	(7,309)	(4,534)
Cash flows from financing activities
Proceeds from exercise of stock options	14,288	11,554	8,345
Proceeds from issuance of common stock in connection with ESPP	6,132	3,516	—
Proceeds from revolving credit facility borrowings	764,000	—	—
Repayments of revolving credit facility borrowings	(634,000)	—	(80,000)
Taxes paid related to net share settlement of equity awards	(6,702)	(99)	—
Repayment of assumed indebtedness	(17,068)	(384)	—
Proceeds from issuance of common stock upon initial public offering and private placements, net of offering costs, underwriting discounts and commissions	—	—	305,191
Repayment of non-recourse promissory note	—	—	3,060
Proceeds from issuance of Series E and F convertible preferred stock, net of issuance costs	—	—	2,980
Payment of debt issuance costs	—	—	(1,373)
Net cash provided by financing activities	126,650	14,587	238,203
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,272	(1,201)	(40)
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,295	(102,579)	215,238
Cash, cash equivalents, and restricted cash at beginning of period	300,734	403,313	188,075
Cash, cash equivalents, and restricted cash at end of period	$325,029	$300,734	$403,313
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$323,710	$300,635	$403,262
Restricted cash included in prepaid expenses and other current assets	774	—	—
Restricted cash included in other noncurrent assets, net	545	99	51
Total cash, cash equivalents, and restricted cash	$325,029	$300,734	$403,313
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Notes to Consolidated Financial Statements

1.    Organization and Description of Business
Description of Business
Remitly Global, Inc. (the “Company” or “Remitly”) was incorporated in the State of Delaware in October 2018 and is headquartered in Seattle, Washington, with various other global office locations. Remitly, Inc. was founded and incorporated in the State of Delaware in 2011, which is now a wholly owned subsidiary of Remitly Global, Inc.
Remitly is a leading digital financial services provider for immigrants, their families, and other global citizens in over 170 countries, helping customers send money internationally in a quick, reliable, and more cost-effective manner, by leveraging digital channels and supporting cross-border transmissions across the globe.
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
Reclassification
These consolidated financial statements and notes have been prepared consistently, with the exception of the reclassification of certain prior year amounts within the Company’s Consolidated Statements of Cash Flows. Beginning in the year ended December 31, 2023, the Company changed the presentation of shares purchased under the ESPP to reflect an operating cash outflow for compensation paid to employees and a financing cash inflow for cash paid by employees in exchange for shares. Previously such activity was treated and disclosed as noncash activity in the amount of $3.5 million for the year ended December 31, 2022. There were no shares purchased under the ESPP for the year ended December 31, 2021. The Company has conformed the prior period statement of cash flows to the current period presentation to enhance transparency and provide comparability.
Out-of-Period Adjustment
The consolidated financial statements include an adjustment of $4.4 million to stock-based compensation expense and additional paid-in capital, to correct for an error identified by management during the preparation of the financial statements for the three months ended June 30, 2022. This adjustment is to reflect the straight-lining of expense over the full service period for graded-vested stock-based compensation awards under Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation, and relates to annual fiscal periods prior to 2022. Management has determined that this error was not material to the historical financial statements in any individual period or in the aggregate and did not result in the previously issued financial statements being materially misstated. Additionally, although the impact to the three months ended June 30, 2022 was considered material, the impact to full year 2022 results was not material. As such, management recorded the correction as an out-of-period adjustment in the three months ended June 30, 2022. Substantially all of the cumulative adjustment was related to stock-based compensation for personnel who support the Company’s general and administrative functions and was recorded to ‘General and administrative expenses’ within the Consolidated Statements of Operations.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed within the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition including the treatment of sales incentive programs, reserves for transaction losses, stock-based compensation expense, the carrying value of operating lease right-of-use assets, the recoverability of deferred tax assets, capitalization of software development costs, goodwill, and the recoverability of intangible assets. The key assumptions applied for value of the intangible assets include revenue growth rates for a hypothetical market participant, selected discount rates, as well as migration curves for developed technology. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Actual results could differ from these estimates and assumptions, and these differences could be material to the consolidated financial statements.
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
Restricted Cash
The Company has relationships with certain payment processors that are responsible for processing the Company’s incoming customer payments. These processors require the Company to maintain certain restricted cash balances as collateral throughout the term of the processor arrangement. In addition, the Company may be required to maintain restricted cash as a result of other contractual arrangements with vendors and partners. Restricted cash is classified within ‘Prepaid expenses and other current assets’ and ‘Other noncurrent assets, net’ on the Consolidated Balance Sheets, based on its contractual terms. Prior year amounts have been reclassified on the Consolidated Balance Sheets to conform to the current year presentation.
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
Customer Funds Receivable
When customers fund their transactions using credit cards or debit cards, there is a clearing period before the cash is received by the Company from the payment processors of usually one business day. Similarly, when customers provide bank information and authorization for the Company to receive funds via electronic funds transfer, the transactions are submitted via batch and received in cash usually in one to three business days. These card and electronic funds are treated as a receivable from the bank until the cash is received by the Company. Included in customer funds receivable are amounts due from customers from the Company’s business-to-business remittance services. The Company evaluates the collectability of its customer funds receivable on a number of factors, including historical losses, aging, payment processor risks, and forecasted losses. At December 31, 2023 and 2022, the Company’s reserve recorded for uncollectible customer funds receivable was immaterial. The Reserve for Transaction Losses, which includes fraud losses, is further discussed in Note 18. Commitments and Contingencies.
Foreign Currency Translation
The functional currencies of the Company’s international subsidiaries include, but are not limited to, the Canadian dollar, Euro, and British pound. The functional currency of the Company’s international subsidiaries including, but not limited to, Poland, Nicaragua, and Israel is the U.S. dollar. The results of operations for the Company’s international subsidiaries, with functional currencies other than the U.S. dollar, are translated from the local currency into U.S. dollars using the average exchange rates during each period. All assets and liabilities are translated using exchange rates at the end of each period. All equity transactions and certain assets are translated using historical rates. The consolidated financial statements are presented in U.S. dollars.

Goodwill
Goodwill represents the excess of the purchase price over the acquisition date fair value of net assets, including the amount assigned to identifiable intangible assets, acquired in a business combination. The Company evaluates goodwill for impairment annually on October 31 and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. The Company considers factors in performing a qualitative assessment, including, but not limited to, general macroeconomic conditions, industry and market conditions, company financial performance, changes in strategy, and other relevant entity-specific events. If the Company elects to bypass the qualitative assessment or does not pass the qualitative assessment, a quantitative assessment is performed. The quantitative assessment compares the carrying value to the fair value of goodwill, with the difference representing an impairment loss. Based on the results of qualitative assessment performed, the Company did not recognize any impairment losses on its goodwill during the periods presented herein.
Intangible Assets
Intangible assets with finite lives primarily consist of developed technology, customer relationships, and trade names acquired through business combinations or asset acquisitions. Intangible assets acquired through business combinations are recorded at their respective estimated acquisition date fair value and amortized over their estimated useful lives. Other intangible assets acquired through asset acquisitions are recorded at their respective cost. Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be realized over their estimated useful lives, or straight lined if not materially different.
Long-Lived Assets
The Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If any indicators of impairment are present, the Company tests recoverability. The carrying value of a long-lived asset or asset group is not recoverable if the carrying value exceeds the sum of the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset or asset group. If the estimated undiscounted future cash flows do not exceed the asset or asset group’s carrying amount, then an impairment loss is recorded, measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its estimated fair value. During the years ended December 31, 2023, 2022, and 2021, no material impairment of long-lived assets was recorded.
Customer Liabilities
The Company recognizes transactions processed from customers but not yet disbursed to recipients as ‘Customer liabilities’ on the accompanying Consolidated Balance Sheets. Customer liabilities are typically funds in-transit and the duration is typically one to two days. The Reserve for Transaction Losses, which includes disbursement losses, is further discussed in Note 18. Commitments and Contingencies.
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

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the years ended December 31, 2023, 2022, and 2021.
For the years ended December 31, 2023, 2022, and 2021, no individual customer represented 10% or more of the Company’s total revenues or the Company’s customer funds receivable.
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
Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company adopted ASU No. 2016-02 “Leases - Topic 842” (“ASC 842”) and all subsequent ASUs that modified ASC 842 on January 1, 2020 and elected to apply the guidance to the comparative period. The Company’s lease commitments consist primarily of real estate property under various noncancellable operating leases that expire between 2024 and 2027. The majority of the leases contain renewal options and provisions for increases in rental rates based on a predetermined schedule or an agreed upon index. If, at lease inception, the Company considers the exercise of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability.
The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Lease classification is determined at the lease commencement date.
ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is recognized at the commencement date based on the present value of lease payments over the lease term. The ROU asset is initially measured at cost, which is based on the lease liability adjusted for lease prepayments, plus any initial direct costs incurred less any lease incentives received. As the rate implicit in most of its leases is not readily determinable, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company utilized certain practical expedients and policy elections available under the lease accounting standard. The Company has elected to combine lease and non-lease components as a single lease component for its real estate leases. The Company also elected not to recognize ROU assets and lease liabilities on its Consolidated Balance Sheets for leases that have a lease term of 12 months or less. The Company recognizes lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.
Lease expense for operating leases is recognized on a straight-line basis over the lease term, which is the noncancellable term adjusted for any renewal and termination options that are considered reasonably certain. Operating leases are included in ‘Operating lease right-of-use assets,’ ‘Operating lease liabilities,’ and ‘Operating lease liabilities, noncurrent’ on the Consolidated Balance Sheets.
During the years ended December 31, 2023, 2022, and 2021, the Company did not have any material finance leases.

Business Combinations and Asset Acquisitions
The Company evaluates acquisitions to determine if they meet the definition of a business. If the acquisition does meet the definition of a business, it is accounted for as a business combination. For a business combination, assets acquired and liabilities assumed are generally recorded at their fair value at the date of acquisition. Any excess of the fair value of consideration transferred for the business, over the fair values of the identifiable assets acquired and liabilities assumed, is recognized as goodwill.
Acquisitions that do not meet the criteria to be accounted for as a business combination are accounted for as an asset acquisition. In an asset acquisition, the cost of the acquisition, including transaction costs, is allocated to the acquired assets and assumed liabilities based upon their relative fair values as of the acquisition date, and no goodwill is recognized.
Transaction costs related to business combinations are expensed as incurred and are included in ‘General and administrative expenses’ within the Consolidated Statements of Operations. Transaction costs primarily include external legal, accounting, valuation, and due diligence costs, as well as advisory and other professional services fees necessary to integrate acquired businesses. Refer to Note 6. Business Combinations for detail on transaction costs for the year.
Trade Settlement Liabilities
The Company’s trade settlement liability represents the total of disbursement postfunding liabilities and book overdrafts owed to its disbursement partners. Disbursement postfunding liabilities are created when the sum of customer transactions related to a specific account held with a disbursement partner are in excess of funds on deposit for the respective account. Book overdrafts are created when the sum of outstanding disbursements related to a bank account or series of accounts to which the Company has legal title are in excess of funds on deposit. Disbursement postfunding liabilities and book overdrafts are included within ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. See Note 19. Accrued Expenses & Other Current Liabilities for the disbursement postfunding liabilities and book overdrafts balances. The Company’s policy is to report the change in disbursement postfunding liabilities and book overdrafts as an operating activity in the Consolidated Statements of Cash Flows based on the underlying nature of the transactions.
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
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses and fees paid to payment processors for funding transactions. Transaction expenses also include credit losses, chargebacks, fraud prevention, fraud management tools and compliance tools. See Note 18. Commitments and Contingencies for a rollforward of the Company’s reserve for transaction losses for the years ended December 31, 2023, 2022, and 2021.
Provisions for Transaction Losses
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
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $181.3 million, $139.3 million and $102.9 million during the years ended December 31, 2023, 2022, and 2021, respectively.
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
Capitalized Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. The Company adopted this new standard prospectively during the fiscal year ended December 31, 2021. For cloud computing arrangements that meet the definition of a service contract, the Company capitalizes implementation costs incurred during the application development stage as a prepaid expense or other noncurrent asset and amortizes the costs on a straight-line basis over the term of the associated hosting arrangement and recognized as an operating expense within the Consolidated Statements of Operations. The classification of the expense is determined based on the nature of the hosting arrangement to which the implementation costs relate. Costs related to data conversion, training and other maintenance activities are expensed as incurred. Implementation costs for cloud computing arrangements that meet the definition of a software license are accounted for consistent with software developed or obtained for internal use as detailed further above.
Segment and Geographic Information
The Company determines operating segments based on how its chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The Company’s CODM is its Chief Executive Officer, who reviews the Company’s operating results on a consolidated basis. The Company operates as one segment. Based on the information provided to and reviewed by the Company’s CODM, the Company believes that the nature, amount, timing, and uncertainty of its revenue and how it is affected by economic factors are most appropriately depicted through the Company’s primary geographical locations. Revenues recorded by the Company are substantially all from the Company’s single performance obligation which are earned from similar services for which the nature of associated fees and the related revenue recognition models are substantially the same. See Note 3. Revenue and Note 5. Property and Equipment for information related to the Company’s geographic information for revenue and long-lived assets, respectively.

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
Under the two-class method, basic net loss per share is computed by dividing net loss adjusted to include deemed dividends on redeemable convertible preferred stock by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shares by the weighted-average number of common shares determined for the basic earnings per share plus the dilutive effect of stock options, restricted stock units (“RSUs”), warrants and redeemable convertible preferred stock. As the Company had losses for the years ended December 31, 2023, 2022, and 2021 all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share.
Stock-Based Compensation
Equity Incentive Plans and Employee Stock Purchase Plans
The Company grants equity awards under its equity incentive plans, as well as its employee stock purchase plan.
Equity Plans
In 2011, the Company adopted the Equity Incentive Plan (as amended, the “2011 Plan”), which provided for the issuance of up to 43,899,677 incentive stock options, nonqualified stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors, officers, and consultants of the Company.
In September 2021, the Company adopted the Remitly Global, Inc. 2021 Equity Incentive Plan (as amended, the “2021 Plan,” and together with the 2011 Plan, the “Plan”) as a successor to the 2011 Plan. The 2021 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted common stock, stock appreciation rights, RSUs, and performance and stock bonus awards. Pursuant to the 2021 Plan, incentive stock options may be granted only to Company employees. The Company may grant all other types of awards to its employees, directors, and consultants. The 2021 Plan is administered by the Company’s board of directors, which determines the terms of the grants, including exercise price, number of equity awards granted, and vesting schedule. The 2021 Plan provided for the initial issuance of up to 25,000,000 shares of common stock, plus any reserved shares not issued or subject to outstanding grants under the 2011 Plan, which was 552,736 on the effective date of the 2021 Plan, for a total of 25,552,736 shares initially reserved for issuance under the 2021 Plan. Beginning in January 2022, the number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each year through 2031 by the number of shares equal to 5% of the aggregate number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s talent and compensation committee, or by the Company’s board of directors acting in place of the talent and compensation committee.
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
Expected term. The Company calculates the expected term based on the average period the options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the requisite service period and the contractual term of the award.
Expected volatility. The Company bases its estimate of expected volatility on the historical volatility of our common stock as well as the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data.
Risk-free interest rate. The risk-free interest rate used in the model is based on the implied yield currently available in the U.S. Treasury securities at maturity with an equivalent term.
Expected dividend yield. The Company’s expected dividend yield is zero as it has not declared nor paid any dividends during the years ended December 31, 2023, 2022, and 2021 and does not currently expect to do so in the future.
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

Employee Stock Purchase Plan (as amended, the“ESPP”)
The ESPP provides for offering periods during which eligible employees can participate in the ESPP and be granted the right to purchase shares. Except for the first offering period, which commenced on September 22, 2021, offering periods shall commence on each subsequent March 1 and September 1, with each offering period consisting of four six-month purchase periods, for a total of a 24-month offering period. No offering periods may last longer than 27 months. The grant date for accounting purposes is generally the first date of each offering period and expense is recognized over the requisite service period, which is considered to be the 24-month offering period.
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
Severance and Other Related Expenses
The Company records severance-related expenses based on the applicable accounting guidance and whether the severance relates to an ongoing benefit arrangement or relates to a one-time involuntary benefit arrangement. Ongoing benefit arrangements, including statutorily required notice periods, are recorded when both probable of being paid and estimable. One-time involuntary benefit arrangements and other associated costs are generally recognized when a liability is incurred. The Company also evaluates whether these costs are associated with restructuring activities. Severance costs are expensed within the appropriate Costs and expenses component within our Consolidated Statements of Operations and associated accruals are recorded within ‘Accrued expenses and other liabilities.’
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASU 2014-09, “Revenue from contracts with customers” (“Topic 606”) to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under Topic 606. ASU 2021-08 was adopted on a prospective basis, effective January 1, 2023. The Company assessed the impact of the guidance to its consolidated financial statements for the year ended December 31, 2023 and concluded that the standard did not have a material impact on its financial statements.

Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of adopting this new guidance to its consolidated financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance to its consolidated financial statements and related disclosures.
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
Customers engage the Company to perform one integrated service —collect the customer’s money and deliver funds to the intended recipient in the currency requested. Payment is generally due from the customer upfront upon initiation of a transaction, when the customer simultaneously agrees to the Company’s terms and conditions.
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

Deferred Revenue
The deferred revenue balances from contracts with customers were as follows for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Deferred revenue, beginning of the period	$1,108	$1,212	$1,105
Deferred revenue, end of the period	1,124	1,108	1,212

Revenue recognized from amounts included in deferred revenue at the beginning of the period	$806	$632	$349
Deferred revenue represents amounts received from customers for which the performance obligations are not yet fulfilled. Deferred revenue is primarily included within ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets, as the performance obligations are expected to be fulfilled within the next year.
Sales Incentives
The following table presents the Company’s sales incentives for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Reduction to revenue	$32,584	$24,796	$18,135
Marketing expenses(1)	18,974	17,638	12,014
Total sales incentives	$51,558	$42,434	$30,149
__________________
(1) Sales incentives that are charged to marketing expenses are included in Advertising expenses as disclosed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location for the years ended December 31, 2023, 2022, and 2021, attributed to the country in which the sending customer is located:

	Years Ended December 31,
(in thousands)	2023	2022	2021
United States	$631,746	$472,754	$338,190
Canada	113,310	80,142	56,916
Rest of world	199,229	100,664	63,499
Total revenue	$944,285	$653,560	$458,605
4.    Prepaid Expenses & Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2023	2022
Payment card receivable	$15,599	$5,558
Prepaid expenses	11,122	10,256
Tax receivable	2,813	970
Employee loans	1,518	2,048
Restricted cash	774	—
Other prepaid expenses and other current assets	1,317	495
Prepaid expenses and other current assets	$33,143	$19,327

5.    Property and Equipment
Property and equipment, net consisted of the following as of December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Capitalized internal-use software	$23,195	$14,072
Computer and office equipment	8,529	6,177
Furniture and fixtures	2,636	2,056
Leasehold improvements	8,080	7,036
Projects in process	—	722
Total gross property and equipment	42,440	30,063
Less: Accumulated depreciation and amortization	(26,430)	(18,517)
Property and equipment, net	$16,010	$11,546
Depreciation and amortization expense related to property and equipment was $8.3 million, $6.7 million and $5.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Capitalized Internal-Use Software Costs
The following table presents the Company’s capitalized internal-use software, including amortization expense recognized, for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Total capitalized internal-use software costs(1)	$9,379	$5,203	$2,852
Stock-based compensation costs capitalized to internal-use software	3,132	1,821	—
Amortization expense(2)	4,529	3,332	2,480
_________
(1) Amounts are inclusive of stock-based compensation costs capitalized denoted below.
(2) Amounts are included within ‘Depreciation and amortization’ within the Company’s Consolidated Statements of Operations.
Capitalized Costs of Cloud Computing Arrangements
The following table presents the Company’s capitalized costs related to the implementation of cloud computing arrangements, including amortization expense recognized, for the years ended December 31, 2023, 2022 and 2021:

	December 31,
(in thousands)	2023	2022	2021
Total capitalized cloud computing arrangement costs	$3,339	$2,350	$1,139

Technology and development	$1,547	$616	$165
General and administrative	237	178	22
Total amortization expense	$1,784	$794	$187

The following table presents the Company’s total capitalized cloud computing arrangement costs, net of accumulated amortization, on the Company's Consolidated Balance Sheets for the years ended December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Prepaid expenses and other current assets	$2,220	$1,289
Other noncurrent assets, net	1,811	1,186
Total capitalized cloud computing arrangement costs, net	$4,031	$2,475

The following table presents the Company’s long-lived assets based on geography, which consist of property and equipment, net and operating lease right-of-use assets for the years ended December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
United States	$15,901	$12,560
Israel	5,128	—
Europe	1,712	2,754
Nicaragua	973	1,860
United Kingdom	767	1,369
Philippines	348	1,084
Rest of world	706	594
Total long-lived assets	$25,535	$20,221
6.    Business Combinations
The Company completed its acquisition of Rewire (O.S.G.) Research and Development Ltd. (“Rewire”) on January 5, 2023 by acquiring all outstanding equity interests of Rewire in exchange for cash and equity consideration, described below. The acquisition of Rewire allows the Company to accelerate its opportunity to differentiate the remittance experience with complementary products, by bringing together its remittance businesses in new geographies, along with a strong team that is culturally aligned with the Company.
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
Consideration Transferred
The acquisition date fair value of consideration transferred for the acquisition totaled $77.9 million, as follows:

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

Holdback Liability
The holdback of cash and equity proceeds discussed above was recorded at its acquisition date fair value and was classified as a liability within ‘Other noncurrent liabilities’ on the Company’s Consolidated Balance Sheets at the acquisition date. The portion of the holdback to be settled in Company shares continues to be recorded at its fair value through its settlement date, with changes recorded to earnings. The estimated fair value of the portion of the holdback liability that will be settled in equity uses both observable and unobservable inputs, specifically considering the price of the Company’s common stock, as well as the probability of payout at the end of the holdback period, and is considered a Level 3 measurement, as defined in ASC 820, Fair Value Measurement (“ASC 820”). As of December 31, 2023, the holdback liability was recorded within ‘Accrued expenses and other current liabilities’ on the Company’s Consolidated Balance Sheets as the liability is set to be fulfilled within twelve months of the balance sheet date.
During the year ended December 31, 2023, the Company recorded $1.1 million to reflect the change in the fair value of the holdback liability, recorded within ‘General and administrative expenses’ within the Consolidated Statements of Operations. As of December 31, 2023, the fair value of the holdback liability was $13.0 million, of which $10.4 million will be paid in cash and the remainder in equity.
Fair Value of Assets Acquired and Liabilities Assumed
The identifiable assets acquired and liabilities assumed of Rewire were recorded at their preliminary fair values as of the acquisition date and consolidated with those of the Company. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgments regarding estimates and assumptions. The fair values of intangible assets were estimated using inputs classified as Level 3 under the income and cost approaches, including the multi-period excess earnings method for developed technology. The key assumptions in applying the income approach used in valuing the identified intangible assets include revenue growth rates for a hypothetical market participant, selected discount rates, as well as migration curves for developed technology. The following table summarizes the allocation of the purchase consideration to the assets acquired and liabilities assumed based on their acquisition-date fair values:

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
As of December 31, 2023, the valuation of assets acquired and liabilities assumed of Rewire is complete. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributable to the revenue and cost synergies expected to arise from the acquisition through continued geographic expansion and product differentiation, along with the acquired workforce of Rewire. Goodwill is deductible for income tax purposes. The acquisition did not change the Company’s one operating segment.
Acquired Receivables
The fair value of the financial assets acquired include ‘Disbursement prefunding’ and ‘Customer funds receivable, net,’ with a fair value of $6.0 million and $3.4 million, respectively, as disclosed above. The Company has collected substantially all of these receivables.
Transaction Costs
Transaction costs totaled $2.1 million and $3.8 million for the years ended December 31, 2023 and 2022, respectively, which included $1.1 million for the change in the fair value of the holdback liability for the year ended December 31, 2023. There were no transaction costs incurred for the year ended December 31, 2021.

Other Disclosures
The results of Rewire have been included within the consolidated financial statements since the date of the acquisition. Rewire’s ‘Revenue’ included within the Consolidated Statements of Operations since the acquisition date was $13.4 million for the year ended December 31, 2023. Rewire’s ‘Net Loss’ included within the Consolidated Statements of Operations since the acquisition date was $(42.6) million for the year ended December 31, 2023.
Pro forma financial information has not been presented, as revenue and expenses related to the acquisition did not have a material impact on the Company’s consolidated financial statements. Had Rewire been acquired on January 1, 2022, the Company’s revenue and expenses would not have been materially impacted; however, the Company’s net loss would have increased during 2022. Significant pro forma adjustments include transaction costs and amortization of acquired intangibles, as discussed further above.
7.    Goodwill and Intangible Assets
Goodwill
The goodwill recorded on the Consolidated Balance Sheets as of December 31, 2023 was attributable to the acquisition of Rewire completed within the period, including measurement period adjustments, as described further in Note 6. Business Combinations. There were no other adjustments to goodwill during the year ended December 31, 2023.
Intangible Assets
The components of identifiable intangible assets as of December 31, 2023 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(333)	$667	2.0
Customer relationships	8,500	(2,125)	6,375	3.0
Developed technology	12,000	(2,400)	9,600	4.0
Total	$21,500	$(4,858)	$16,642
The acquired identified intangible assets have preliminary estimated useful lives ranging from three to five years. Amortization expense for intangible assets was $4.9 million for the year ended December 31, 2023.
Identifiable intangible asset balances as of December 31, 2022 were immaterial. Amortization expense for identifiable intangible assets for the year ended December 31, 2022 and 2021 were immaterial.
Expected future intangible asset amortization as of December 31, 2023 was as follows:

(in thousands)	Amount
2024	$4,858
2025	4,858
2026	4,525
2027	2,401
Total	$16,642
8.    Fair Value Measurements
Except for the holdback liability related to the Rewire acquisition discussed in Note 6. Business Combinations, there were no financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 or December 31, 2022.
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

9.     Debt
Secured Revolving Credit Facility
2021 Revolving Credit Facility
On September 13, 2021, Remitly Global, Inc. and Remitly, Inc., a wholly owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “2021 Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent, that provided for revolving commitments of $250.0 million (including a $60.0 million letter of credit sub-facility) and terminated its then-existing 2020 Credit Agreement. Proceeds under the 2021 Revolving Credit Facility are available for working capital and general corporate purposes. As part of the refinancing, the Company performed a debt modification analysis, utilizing the borrowing capacity test within ASC 470-50, Debt —Modification and Extinguishment, on a lender-by-lender basis, resulting in the capitalization of $1.4 million of new debt issuance costs incurred in connection with the 2021 Revolving Credit Facility during the third quarter of 2021. Such amounts were capitalized and recorded within ‘Other noncurrent assets, net’ on the Consolidated Balance Sheets, and will be amortized to interest expense over the term of the 2021 Revolving Credit Facility. The Company previously had $0.5 million of unamortized debt issuance costs associated with the then-existing 2020 Credit Agreement. As a result of the debt modification, unamortized debt issuance costs of $0.4 million continue to be amortized over the term of the 2021 Revolving Credit Facility. The remaining $0.1 million was expensed as a debt extinguishment cost within interest expense within the Consolidated Statements of Operations during the year ended December 31, 2021.

The 2021 Revolving Credit Facility was amended on June 26, 2023 to reflect changes in the applicable interest rate as a result of the sunsetting of the LIBOR interest rate, as noted below. The 2021 Revolving Credit Facility was further amended on December 20, 2023 to increase the revolving commitments from $250.0 million (including a $60.0 million letter of credit sub-facility) to $325.0 million. All other terms of the 2021 Revolving Credit Facility remain unchanged. The Company evaluated both the June and December 2023 amendments as a debt modification pursuant to ASC 470-50, Debt —Modification and Extinguishment, noting no material impact.

As of December 31, 2023 and 2022, $1.2 million and $1.3 million, respectively, of unamortized debt issuance costs were included within ‘Other noncurrent assets’ on the Consolidated Balance Sheets.

The 2021 Revolving Credit Facility has a maturity date of September 13, 2026. Borrowings under the 2021 Revolving Credit Facility after the June 26, 2023 amendment accrue interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the 2021 Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the NYFRB Rate in effect for such day plus 0.50% and (c) the Adjusted Term SOFR Rate for an interest period of one month plus 1.00% (subject to a floor of 1.00%) plus 0.50% per annum or (2) the Adjusted Term SOFR Rate (subject to a floor of 0.00%) plus 1.50% per annum. Such interest is payable (a) with respect to loans bearing interest based on the Alternate Base Rate, the last day of each March, June, September and December and (b) with respect to loans bearing interest based on the Adjusted Term SOFR Rate, at the end of each applicable interest period, but in no event less frequently than every three months. In addition, an unused commitment fee, which accrues at a rate per annum equal to 0.25% of the unused portion of the revolving commitments, is payable on the last day of each March, June, September and December. The 2021 Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements, or engage in transactions with affiliates. As of December 31, 2023 and 2022, financial covenants in the 2021 Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the 2021 Revolving Credit Facility as of December 31, 2023 and 2022.
The obligations under the 2021 Revolving Credit Facility are guaranteed by the material domestic subsidiaries of Remitly Global, Inc., subject to customary exceptions, and are secured by substantially all of the assets of the borrowers and guarantors thereunder, subject to customary exceptions. Amounts of borrowings under the 2021 Revolving Credit Facility may fluctuate depending upon transaction volumes and seasonality.
As of December 31, 2023, the Company had $130.0 million outstanding under the 2021 Revolving Credit Facility with a weighted-average interest rate of 9.00%. As of December 31, 2022, the Company had no outstanding borrowings under the 2021 Revolving Credit Facility. As of December 31, 2023 and 2022, the Company had unused borrowing capacity of $146.8 million and $227.7 million, respectively, under the 2021 Revolving Credit Facility. As of December 31, 2023 and 2022, the Company had $49.4 million and $22.3 million, respectively, in issued, but undrawn, standby letters of credit.
Advance for Future Deposits
As part of the acquisition of Rewire, the Company assumed short-term indebtedness of Rewire that represents an advance for future deposits from Rewire’s amended agreement with one of its financial partners (the “Amendment” and the “Depositor,” respectively) entered into in October 2021. The Amendment has a maturity date of November 2024. The Depositor made an advance payment to Rewire with respect to future deposits (the “Advance for Future Deposits”). The original amount of 9.0 million Israeli shekel, approximately $2.8 million, was transferred as an advance under the Amendment. As of December 31, 2023, the Company had $2.5 million outstanding under the Amendment and was included within ‘Short-term debt’ on the Consolidated Balance Sheets. The change in the outstanding balance is driven by the change in the foreign exchange conversion rate. The Advance for Future Deposits bears a floating interest rate of 1.4%+ Israeli Prime per annum, paid on a monthly basis. The Israeli Prime rate is defined as the Bank of Israel rate + 1.5%. The weighted-average interest rate as of December 31, 2023 was 3.0%.

Assumed Short-term Debt of Rewire
As part of the acquisition of Rewire, the Company assumed the amounts due on a revolving credit line that Rewire had entered into in 2021 and the amounts due on a bridge loan that Rewire had entered into in 2022. The total outstanding amounts were repaid during the year ended December 31, 2023, along with certain other acquired indebtedness, subsequent to the Company’s acquisition of Rewire and were included within the Consolidated Statements of Cash Flows as a financing activity.
10.    Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the years indicated. As the Company reported a net loss, diluted net loss per share was the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive for all years presented.

	Years Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Numerator:
Net loss	$(117,840)	$(114,019)	$(38,756)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	180,818,399	167,774,123	60,728,748
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.65)	$(0.68)	$(0.64)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the years presented because the impact of including them would have been anti-dilutive:

	As of December 31,
	2023	2022	2021
Stock options outstanding	10,801,396	15,988,268	23,386,942
RSUs outstanding(1)	23,555,665	23,366,355	3,496,611
ESPP	791,226	1,350,486	735,282
Shares subject to repurchase	8,657	130,929	456,294
Unvested common stock, subject to service-based vesting conditions, issued in connection with acquisition(2)	104,080	—	—
Equity issuable in connection with acquisition(2)	133,309	—	—
Total	35,394,333	40,836,038	28,075,129
_________________
(1) A portion of these RSUs were subject to a performance-based vesting condition until September 22, 2021. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for details on these awards.
(2) Refer to Note 6. Business Combinations for further discussion of equity issued or to be issued in connection with the Rewire acquisition.
11.    Common Stock
As of December 31, 2023, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the years ended December 31, 2023, 2022, and 2021.
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

The Company donated 181,961 shares of its common stock to Remitly Philanthropy Fund on September 20, 2023, September 28, 2022, and September 28, 2021, pursuant to the stock donation agreement, and in connection with the Pledge 1% commitment, which publicly acknowledges the Company’s intent to give back and increase social impact, in order to sustainably fund a portion of its corporate social responsibility goals and further its mission to expand financial inclusion for immigrants. For the years ended December 31, 2023, 2022, and 2021, the Company recorded a charge of $4.6 million, $2.0 million, and $6.9 million, respectively, to ‘General and administrative expenses’ within the Consolidated Statements of Operations based on the closing price of its common stock as reported on the Nasdaq Global Select Market (the “NASDAQ”) on September 20, 2023, September 28, 2022, and September 28, 2021, respectively.
Warrants
In connection with a previous Credit Agreement, the Company issued stock warrants to purchase shares of common stock with terms of ten years, exercisable at any time, and exercise prices ranging from $0.054 to $0.64 per share, subject to standard anti-dilution adjustments. The warrants were recorded as additional paid-in capital and capitalized as debt issuance costs on the Consolidated Balance Sheets. On September 24, 2021, the holders of these stock warrants provided a notice of exercise and on September 30, 2021, warrants to purchase 256,250 shares of common stock were exercised in a cashless exercise, pursuant to the terms of the original warrant agreement, resulting in the issuance of 254,014 shares. There were no warrants outstanding as of December 31, 2023 and 2022.
12.    Redeemable Convertible Preferred Stock
Prior to the Company’s IPO, the Company had 127,410,631 shares of redeemable convertible preferred stock outstanding. Upon completion of the IPO, all shares of redeemable convertible preferred stock were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying value of $390.7 million was reclassified into stockholders’ equity. As of December 31, 2023 and 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.
In addition, in connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors.
13.    Stock-Based Compensation
Shares Available for Issuance
As of December 31, 2023, 10,821,542 and 5,863,655 awards remain available for issuance under the 2021 Plan and the ESPP, respectively.
Stock Options
The following is a summary of the Company’s stock option activity during the year ended December 31, 2023:

	Stock Options
(in thousands, except share and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balances as of January 1, 2023	15,988,268	$4.11	6.79	$119,467
Exercised	(4,530,975)	3.02		69,472
Forfeited	(655,897)	5.96
Balances as of December 31, 2023	10,801,396	4.46	5.87	161,603
Vested and exercisable as of December 31, 2023	8,427,373	3.17	5.43	136,938
Vested and expected to vest as of December 31, 2023	10,765,053	$4.48	5.88	$160,880
_________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.

No stock options were granted during the year ended December 31, 2023.
The fair value of each employee stock option granted during the years ended December 31, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2022	2021
Risk-free interest rates	2.86%	0.32% to 1.19%
Expected term	6.1 years	3.5 to 6.8 years
Volatility	64.0%	37.8% to 50.5%
Dividend rate	—%	—%
The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $6.78 and $5.22, respectively.
The following is a summary of the Company’s stock option activity during the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Aggregate grant-date fair value of options vested	$9,406	$11,650	$7,311
Intrinsic value of options exercised	69,472	43,975	72,208
Restricted Stock Units
Restricted stock unit activity during the year ended December 31, 2023 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2023	23,366,355	$11.86
Granted	12,799,630	17.48
Vested	(9,453,441)	11.96
Cancelled/forfeited	(3,156,879)	13.37
Unvested at December 31, 2023	23,555,665	$14.67
The following is a summary of the Company’s restricted stock unit activity during the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Weighted-average grant date fair value of RSUs granted	$17.48	$10.65	$27.16
Aggregate grant-date fair value of RSUs vested	113,024	42,317	629
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

The fair value of the ESPP offerings described above were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant date fair value inputs for new offerings which commenced during the years ended December 31, 2023, 2022 and 2021, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

Years Ended December 31,
	2023	2022	2021
Risk-free interest rates	4.81% to 5.40%	0.60% to 3.48%	0.06% to 0.30%
Expected term (in years)	0.5 to 2.0 years	0.5 to 2.0 years	0.4 to 1.9 years
Volatility	47.8% to 65.2%	58.3% to 73.0%	37.7% to 56.0%
Dividend rate	—%	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, PRSUs, and the ESPP, included within the Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 5. Property and Equipment, was as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Customer support and operations	$1,404	$816	$153
Marketing	16,165	10,512	2,325
Technology and development	74,967	46,420	6,931
General and administrative	44,431	37,545	7,607
Total	$136,967	$95,293	$17,016
As of December 31, 2023, the total unamortized compensation cost related to all non-vested equity awards, including options, RSUs, and PRSUs, was $302.3 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.7 years. As of December 31, 2023, the total unrecognized compensation expense related to the ESPP was $3.1 million, which is expected to be amortized over the next 1.7 years.
14.    Restructuring Initiatives
In the year ended December 31, 2023, as a result of simplifying and scaling certain processes, functions, and team capabilities, the Company began implementing restructuring initiatives in order to better serve the Company’s customers and allow the Company to grow and scale global operations. Restructuring costs incurred primarily included severance and certain other associated costs. These specific restructuring initiatives were substantially complete by December 31, 2023.
The Company incurred charges of $1.4 million for the year ended December 31, 2023.
The following table presents the restructuring costs included within the Company’s Consolidated Statements of Operations for the year ended December 31, 2023:

(in thousands)	Amount
Customer support and operations	$749
Technology and development	524
General and administrative	96
Total restructuring costs	$1,369
The following table presents the changes in liabilities, including expenses incurred and cash payments resulting from the restructuring costs and related accruals, during the year ended December 31, 2023:

(in thousands)	Amount
Balance as of December 31, 2022	$—
Expenses incurred	1,369
Cash payments	(1,291)
Balance as of December 31, 2023	$78

15.    Related Party Arrangements
There were no significant related party transactions for the year ended December 31, 2023 and 2022.
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
16.    Income Taxes
The components of loss before provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
United States	$(74,776)	$(116,272)	$(46,241)
Foreign	(37,162)	3,296	8,528
Loss before provision for income taxes	$(111,938)	$(112,976)	$(37,713)
The components of the provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current tax benefit (expense)
Federal	$—	$—	$—
State	(376)	(9)	(257)
Foreign	(6,365)	(2,449)	(1,650)
Total current tax expense	(6,741)	(2,458)	(1,907)
Deferred tax benefit (expense)
Federal	—	—	—
State	—	—	—
Foreign	839	1,415	864
Total deferred tax benefit	839	1,415	864
Provision for income taxes	$(5,902)	$(1,043)	$(1,043)
A reconciliation at the applicable federal statutory rate to the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2023	2022	2021
Federal income taxes at statutory rate	21.00%	21.00%	21.00%
State income tax, net of federal benefit	8.71	4.06	11.37
Increase in valuation allowance	(59.69)	(24.08)	(66.51)
Stock-based compensation	16.70	0.92	31.08
U.S. tax on foreign earnings	—	(2.03)	—
Tax charges from integration of acquired companies	(6.57)	—	—
Research tax credits	14.98	—	—
Other	(0.40)	(0.79)	0.29
Effective income tax rate	(5.27) %	(0.92) %	(2.77) %

As of December 31, 2023, the Company has U.S. net operating loss (“NOL”) carryforwards of $210.7 million, of which $202.4 million will begin to expire between 2032 and 2037, and state NOL carryforwards of $169.0 million, which begin to expire between 2032 and 2043. NOL carryforwards are subject to possible limitation should a change in ownership of the Company occur, as defined by Internal Revenue Code Section 382. As of December 31, 2023, the Company has foreign net operating loss (“NOL”) carryforwards in Israel, the United Kingdom, and Japan of $25.7 million, $2.4 million, and $0.5 million, respectively. The NOLs related to Israel and the United Kingdom do not expire, and the NOLs related to Japan will begin to expire in 2030.
As of December 31, 2023, the Company had Federal research and development credit carryforwards of $21.2 million, which begin to expire in 2041, and State research and development credit carryforwards of $0.7 million, which do not expire.
The total income tax benefit related to stock-based compensation expense and stock option exercises was $2.9 million for the year ended December 31, 2023. The Company did not record a material income tax benefit related to stock-based compensation expense and stock option exercises during the years ended December 31, 2022 and 2021 since the Company maintained a full valuation allowance against its net deferred tax assets in the jurisdictions where material stock-compensation expense charges were incurred, and stock option exercises occurred.
The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets were as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$58,901	$58,798
Accrued expenses	4,326	2,270
Stock-based compensation	15,623	13,508
Operating lease liabilities	1,041	1,156
Capitalized research costs	69,279	28,605
Intangible assets	10,846	—
Research tax credits	17,341	—
Other	2,748	2,442
Gross deferred tax assets	180,105	106,779

Deferred tax liabilities
Fixed assets and intangible assets	(1,321)	(311)
Operating lease right-of-use assets	(756)	(1,076)
Other	—	(1,720)
Gross deferred tax liabilities	(2,077)	(3,107)

Valuation allowance(1)	(174,863)	(101,446)
Net deferred tax assets(2)	$3,165	$2,226
_________________
(1) The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
(2) The net deferred tax asset as of December 31, 2023 and 2022 was recorded within ‘Other noncurrent assets, net’ on the Company’s Consolidated Balance Sheets.
The net change in the total valuation allowance was an increase of $73.4 million, $27.2 million, and $25.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. The change in valuation allowance as of December 31, 2023 and 2022 was primarily related to an increase in capitalized costs under IRC Sec 174 and certain credit carryforwards, offset by the utilization of U.S. federal and state net operating losses. The following represents the changes in the Company’s valuation allowance for the years ended December 31, 2023, 2022, and 2021, respectively:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Balance at the beginning of the period	$101,446	$74,244	$49,159
Charged to net income	67,030	27,202	25,085
Charged to other accounts	6,387	—	—
Balance at the end of the period	$174,863	$101,446	$74,244
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of December 31, 2023, tax years 2012 through 2023 remain open for examination by taxing authorities.

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
The following represents the changes in the Company’s unrecognized income tax benefits for the years ended December 31, 2023, 2022, and 2021, respectively:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Balance at the beginning of the period	$—	$—	$—
Increases related to tax positions taken during the current year	11,438	—	—
Increases related to tax positions taken during prior years	4,140	—	—
Balance at the end of the period	$15,578	$—	$—
During the year ended December 31, 2023 the Company recorded a $15.6 million uncertain tax position including the impact of intercompany transactions not anticipated to recur, of which $4.2 million would impact the annual effective tax rate if recognized and the remainder would offset against an adjustment to the valuation allowance. Although it is reasonably possible that over the next 12-month period the Company could experience changes in its unrecognized tax position as a result of tax examinations or settlement activities, the Company does not anticipate any material change to its unrecognized tax position over the next 12 months. As of December 31, 2023, $4.2 million of uncertain tax positions were recorded within ‘Other noncurrent liabilities’ on the Consolidated Balance Sheets. The Company had no uncertain tax positions during the years ended December 31, 2022 and 2021.
The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended December 31, 2023, 2022, and 2021, the Company did not have material accrued interest or penalties associated with any unrecognized tax benefits.
17.    401(k) Defined Contribution Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company makes discretionary matching contributions that are funded in the following year. The Company matches 50% of the first 3% of compensation that a participant contributes to the 401(k) plan, up to a maximum of $1,000 per plan year. The Company contributed $0.4 million, $0.3 million, and $0.2 million to the 401(k) plan during the years ended December 31, 2023, 2022, and 2021, respectively, which represents the current period contribution for the prior plan year. The Company may also make discretionary profit-sharing contributions. No profit-sharing contributions were made during the years ended December 31, 2023, 2022 or 2021.
As part of the acquisition of Rewire, the Company inherited various employer sponsored contribution savings plans. The Company contributed $2.5 million to these various plans for the year ended December 31, 2023.
18.    Commitments and Contingencies
Purchase Commitments
The Company routinely enters into marketing and advertising contracts, software subscriptions or other service arrangements, including cloud infrastructure arrangements, and compliance-application related arrangements that contractually obligate us to purchase services, including minimum service quantities, unless given notice of cancellation based on the applicable terms of the agreements. Most contracts are typically cancellable within a period of less than one year, although some of the larger software or cloud service subscriptions require multi-year commitments. The purchase commitments presented in the table below include amounts that are fixed with noncancellable minimum purchase terms with remaining terms in excess of one year. Obligations under contracts that are cancellable or with remaining terms of twelve months or less are excluded.

As of December 31, 2023, the future minimum payments under the purchase commitments were as follows:

(in thousands)	Amount
2024	$18,453
2025	17,977
2026	7,500
2027	—
2028 and thereafter	—
Total future minimum payments	$43,930
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of December 31, 2023 and 2022.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable, as defined under GAAP, and estimable. Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies as of December 31, 2023 and 2022.
Indirect taxes
The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company continually evaluates those jurisdictions in which indirect tax obligations exist to determine whether a loss is probable, as defined under GAAP, and the amount can be estimated. Determination of whether a loss is probable, and an estimate can be made, is a complex undertaking and takes into account the judgment of management, third-party research, and the potential outcome of negotiation and interpretations by regulators and courts, among other information. Such assessments include consideration of management’s evaluation of domestic and international tax laws and regulations, external legal advice, and the extent to which they may apply to the Company’s business and industry. The Company’s assessment of probability includes consideration of recent inquiries, potential or actual self-disclosure, and applicability of tax rules. As a result of this assessment, management accrued an estimated liability of approximately $6.4 million and $6.0 million as of December 31, 2023 and 2022, respectively, reflecting the amount that the Company believes is probable and estimable. The estimated liability is recorded within ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. Although the Company believes its indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits or settlements could be materially different than the amounts recorded.
Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Beginning balance	$3,762	$3,134	$3,250
Provisions for transaction losses	38,553	42,496	29,596
Losses incurred, net of recoveries	(38,956)	(41,868)	(29,712)
Ending balance	$3,359	$3,762	$3,134

19.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Trade settlement liability(1)	$58,950	$26,266
Accrued cost of revenue	18,500	15,878
Accrued marketing expense	13,633	11,394
Holdback liability(3)	12,990	—
Accrued salary, benefits, and related taxes(2)	10,251	4,026
Accrued taxes and taxes payable(4)	9,259	8,288
ESPP employee contributions	3,565	1,926
Reserve for transaction losses	3,359	3,762
Other accrued expenses	15,295	16,212
Total	$145,802	$87,752
_________________
(1) The trade settlement liability amount represents the total of disbursement postfunding liabilities and book overdrafts owed to the Company’s disbursement partners. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the consolidated financial statements for further discussion.
(2) The accrued salary, benefits, and related taxes amount is inclusive of accrued severance as part of the Company’s restructuring that occurred during the year ended December 31, 2023. Refer to Note 14. Restructuring Initiatives for further detail on the Company’s restructuring activities.
(3) Refer to Note 6. Business Combinations for further detail on the Holdback liability.
(4) The accrued taxes and taxes payable amount is inclusive of indirect taxes of approximately $6.4 million and $6.0 million as of December 31, 2023 and 2022, respectively. Refer to Note 18. Commitments and Contingencies for further details.

20.    Leases
The Company leases office space in all of its locations under noncancellable operating leases with various expiration dates through 2027.
The components of lease expense, lease term, and discount rate for operating leases were as follows:

	Years Ended December 31,
	2023	2022	2021
Operating lease expense (in thousands)	$6,409	$4,732	$3,824
Weighted-average remaining lease term (in years)	2.2	2.1	2.2
Weighted-average discount rate	5.4%	4.7%	5.0%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash payments, net included in the measurement of operating lease liabilities – operating cash flows	$5,415	$4,472	$3,538
The following table represents the maturity of lease liabilities as of December 31, 2023:

(in thousands)	Amount
2024	$6,465
2025	2,673
2026	1,359
2027	745
2028 and thereafter	—
Total lease payments	11,242
Less: Imputed interest	(733)
Present value of operating lease liabilities	$10,509

21.    Supplemental Cash Flow Information
The supplemental disclosures of cash flow information consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$1,653	$906	$934
Cash paid for income taxes	5,305	2,282	756
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,954	$7,441	$2,532
Vesting of early exercised options	377	716	482
Stock-based compensation expense capitalized to internal-use software	3,132	1,821	—
Issuance of common stock for acquisition consideration	6,635	—	—
Issuance of common stock, subject to service-based vesting conditions, in connection with acquisition	581	—	—
Amounts held back for acquisition consideration	11,899	—	—
Settlement of preexisting net receivable in exchange for net assets acquired in business combination	2,401	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	—	390,687
IPO and debt issuance costs incurred but not yet paid	—	—	2,287

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
In January 2023, we completed our acquisition of Rewire (O.S.G.) Research and Development Ltd. (“Rewire”). Based upon Securities and Exchange Commission staff guidance, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first year of acquisition. We have excluded Rewire from our assessment of internal control over financial reporting as of December 31, 2023. Rewire is a wholly owned subsidiary whose total revenue and assets represented less than 2% of our consolidated revenue and 2% of our consolidated assets for the year ended and as of December 31, 2023 (goodwill and intangibles are excluded from the calculation of assets, as they were included in our assessment).
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On December 12, 2023, Joshua Hug, our Chief Operating Officer and a member of our Board of Directors, modified an existing trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act (the “Original Trading Arrangement”), which was adopted on September 14, 2023 and scheduled to terminate on the earlier of the date all the shares under the plan were sold and December 31, 2024. The Original Trading Arrangement provided for the sale of up to 444,505 shares of our common stock, the actual amount of which may be less based on tax withholdings of RSUs. Mr. Hug’s modified trading arrangement intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act (the “Modified Trading Arrangement”) is scheduled to terminate on the earlier of the date all shares under the plan are sold and March 31, 2025. The Modified Trading Arrangement provides for the sale of up to 512,539 shares of our common stock, the actual number of which may be less based on tax withholdings of RSUs.
On December 5, 2023, Pankaj Sharma, our Chief Business Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Sharma’s plan is for the sale of up to 32,000 shares of our common stock and terminates on the earlier of the date all shares under the plan are sold and December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to executive officers will be set forth in our definitive proxy statement for the 2024 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2023 (the "Proxy Statement").
Information required by Item 10 for matters other than executive officers is incorporated by reference to the Proxy Statement.
Code of Business Conduct
Our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, including our Chief Executive Officer and principal financial officer, or persons performing similar functions and agents and representatives, including directors and consultants. The full text of our Code of Business Conduct and Ethics is posted on our website at ir.remitly.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions applicable to any Chief Executive Officer and principal financial officer, or persons performing similar functions, and our directors, on our website identified above.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) The consolidated financial statements and related documents set forth in Item 8. Financial Statements are filed as part of this report.
(a) (2) All other schedules to the consolidated financial statements required by Regulation S-X are omitted because they are not applicable, not material or because the information is included within the consolidated financial statements and related notes in Item 8. Financial Statements and Supplementary Data of this report.
(a) (3) Exhibits.
The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.
(a)Financial Statement Schedules.
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Exhibit Index

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 15, 2022, by and among, Remitly Global, Inc., Rewire Merger Sub Ltd., Rewire (O.S.G.) Research and Development Ltd. and Fortis Advisors LLC		8-K	001-40822	2.1	August 16, 2022
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Restated Bylaws		10-Q	001-40822	3.4	November 12, 2021
4.1	Form of Common Stock Certificate		S-1/A	333-259167	4.1	September 14, 2021
4.2	Seventh Amended and Restated Investors’ Rights Agreement dated August 3, 2020		S-1	333-259167	4.2	August 30, 2021
4.3	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	x
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers		S-1	333-259167	10.1	August 30, 2021
10.2	2011 Equity Incentive Plan, as amended, and forms of equity agreements thereunder		S-1	333-259167	10.3	August 30, 2021
10.3	2021 Equity Incentive Plan, as amended, and forms of award agreements thereunder	x
10.4	2021 Employee Stock Purchase Plan, as amended, and forms of subscription agreement thereunder	x
10.5	Forms of Change in Control and Severance Agreement for executive officers	x
10.6	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Matthew Oppenheimer		S-1/A	333-259167	10.7	September 14, 2021
10.7	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Joshua Hug		S-1/A	333-259167	10.8	September 14, 2021
10.8	Revolving Credit and Guaranty Agreement, dated as of September 13, 2021, among Remitly Global, Inc. and Remitly, Inc., the guarantors party thereto, the lenders and issuing banks party thereto and J.P. Morgan Chase Bank, N.A.		S-1/A	333-259167	10.10	September 14, 2021
10.9	Second Amendment to Credit Agreement, dated as of November 16, 2020, by and among the Registrant, Remitly, Inc., Silicon Valley Bank and other banks and financial institutions party thereto, including the Amended and Restated Credit Agreement (amended through November 16, 2020) in Annex A		S-1	333-259167	10.2	August 30, 2021
10.10	Amended and Restated Offer Letter, effective as of July 18, 2022 by and between the Registrant and Hemanth Munipalli		10-Q	001-40822	10.1	August 10, 2022
10.11	Amended and Restated Offer Letter, dated as of April 6, 2023, by and between the Registrant and Rene Yoakum		10-Q	001-40822	10.2	May 8, 2023
10.12	Amended and Restated Offer Letter, dated as of April 6, 2023, by and between the Registrant and Ankur Sinha		10-Q	001-40822	10.3	May 8, 2023
10.13	Amendment No. 1, dated June 26, 2023, to the Revolving Credit and Guaranty Agreement dated as of September 13, 2021 among Remitly Global, Inc. and Remitly, Inc., the guarantors party thereto, the lenders and issuing banks party thereto and J.P. Morgan Chase Bank, N.A.		10-Q	001-40822	10.4	August 3, 2023
10.14	Amendment No. 2 and Joinder Agreement dated as of December 20, 2023, to the Revolving Credit and Guaranty Agreement dated as of September 13, 2021 among Remitly Global, Inc. and Remitly, Inc. as borrowers and guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the incremental lenders party thereto		8-K	001-40822	10.1	December 22, 2023
21.1	List of Subsidiaries of the Registrant	x

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	x
24.1	Power of Attorney (included in the signature page to the Annual Report on Form 10-K)	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
97.1	Compensation Recoupment Policy	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Remitly Global, Inc.
Date:	February 23, 2024	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	February 23, 2024	By:	/s/ Hemanth Munipalli
Hemanth Munipalli
Chief Financial Officer
(Principal Financial Officer)

Date:	February 23, 2024	By:	/s/ Gail Miller
Gail Miller
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
We, the undersigned officers and directors of Remitly Global, Inc., hereby severally and individually constitute and appoint Matthew Oppenheimer, Hemanth Munipalli, and Gail Miller, jointly and severally, the true and lawful attorney and agent of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorney and agent to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorney and agent or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew Oppenheimer	/s/ Hemanth Munipalli
Matthew Oppenheimer, Chief Executive Officer and Director	Hemanth Munipalli, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: February 23, 2024	Date: February 23, 2024

/s/ Gail Miller	/s/ Ryno Blignaut
Gail Miller, Chief Accounting Officer	Ryno Blignaut, Director
(Principal Accounting Officer)	Date: February 23, 2024
Date: February 23, 2024

/s/ Phyllis Campbell	/s/ Bora Chung
Phyllis Campbell, Director	Bora Chung, Director
Date: February 23, 2024	Date: February 23, 2024

/s/ Joshua Hug	/s/ Laurent Le Moal
Joshua Hug, Chief Operating Officer and Director	Laurent Le Moal, Director
Date: February 23, 2024	Date: February 23, 2024

/s/ Nigel Morris	/s/ Phillip Riese
Nigel Morris, Director	Phillip Riese, Director
Date: February 23, 2024	Date: February 23, 2024

/s/ Margaret M. Smyth
Margaret M. Smyth, Director
Date: February 23, 2024