Form 10-Q
period 2024-03-31
Remitly Global, Inc.
filed 2024-05-01
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2024, the registrant had 192,480,627 shares of common stock, $0.0001 par value per share, outstanding.

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
You should not place undue reliance on our forward-looking statements and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” in this Quarterly Report on Form 10-Q. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
Unless the context otherwise requires, the terms “Remitly Global,” “Remitly,” “the Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Remitly Global, Inc. and our consolidated subsidiaries, taken as a whole.

ii

Part 1. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$285,997	$323,710
Disbursement prefunding	202,042	195,848
Customer funds receivable, net	439,183	379,417
Prepaid expenses and other current assets	44,789	33,143
Total current assets	972,011	932,118
Property and equipment, net	19,335	16,010
Operating lease right-of-use assets	10,315	9,525
Goodwill	54,940	54,940
Intangible assets, net	15,427	16,642
Other noncurrent assets, net	7,173	7,071
Total assets	$1,079,201	$1,036,306
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,278	$35,051
Customer liabilities	192,296	177,473
Short-term debt	2,445	2,481
Accrued expenses and other current liabilities	155,080	145,802
Operating lease liabilities	5,746	6,032
Total current liabilities	367,845	366,839
Operating lease liabilities, noncurrent	5,345	4,477
Long-term debt	150,000	130,000
Other noncurrent liabilities	6,653	5,653
Total liabilities	529,843	506,969
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of March 31, 2024 and December 31, 2023 both; 192,311,050 and 188,435,952 shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively	19	19
Additional paid-in capital	1,062,029	1,020,286
Accumulated other comprehensive (loss) income	(307)	335
Accumulated deficit	(512,383)	(491,303)
Total stockholders’ equity	549,358	529,337
Total liabilities and stockholders’ equity	$1,079,201	$1,036,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$269,118	$203,865
Costs and expenses
Transaction expenses(1)	89,881	74,066
Customer support and operations(1)	20,119	19,931
Marketing(1)	68,014	44,123
Technology and development(1)	63,206	49,376
General and administrative(1)	44,173	41,408
Depreciation and amortization	3,678	3,029
Total costs and expenses	289,071	231,933
Loss from operations	(19,953)	(28,068)
Interest income	2,226	2,024
Interest expense	(769)	(389)
Other expense, net	(1,586)	(1,511)
Loss before provision for income taxes	(20,082)	(27,944)
Provision for income taxes	998	370
Net loss	$(21,080)	$(28,314)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.16)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	189,848,799	175,113,904
__________________
(1) Exclusive of depreciation and amortization, shown separately, above.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(21,080)	$(28,314)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(642)	348
Comprehensive loss	$(21,722)	$(27,966)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	188,435,952	$19	$1,020,286	$335	$(491,303)	$529,337
Issuance of common stock in connection with ESPP	439,247	—	5,004	—	—	5,004
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	3,500,485	—	2,530	—	—	2,530
Taxes paid related to net shares settlement of equity awards	(64,634)	—	(1,366)	—	—	(1,366)
Stock-based compensation expense	—	—	35,575	—	—	35,575
Other comprehensive loss	—	—	—	(642)	—	(642)
Net loss	—	—	—	—	(21,080)	(21,080)
Balance as of March 31, 2024	192,311,050	$19	$1,062,029	$(307)	$(512,383)	$549,358

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	173,250,865	$17	$854,276	$(743)	$(373,463)	$480,087
Issuance of common stock in connection with ESPP	297,095	—	2,729	—	—	2,729
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	3,589,965	1	4,992	—	—	4,993
Issuance of common stock for acquisition consideration	590,838	—	6,635	—	—	6,635
Issuance of common stock, subject to service-based vesting conditions, in connection with acquisition	104,080	—	581	—	—	581
Taxes paid related to net shares settlement of equity awards	(99,550)	—	(1,413)	—	—	(1,413)
Stock-based compensation expense	—	—	29,775	—	—	29,775
Other comprehensive income	—	—	—	348	—	348
Net loss	—	—	—	—	(28,314)	(28,314)
Balance as of March 31, 2023	177,733,293	$18	$897,575	$(395)	$(401,777)	$495,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(21,080)	$(28,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,678	3,029
Stock-based compensation expense, net	34,088	29,234
Other	249	1,083
Changes in operating assets and liabilities:
Disbursement prefunding	(6,194)	(44,157)
Customer funds receivable	(59,432)	69,608
Prepaid expenses and other assets	(10,377)	(12,078)
Operating lease right-of-use assets	1,392	1,184
Accounts payable	(22,707)	(4,512)
Customer liabilities	14,744	(7,448)
Accrued expenses and other liabilities	10,429	(9,570)
Operating lease liabilities	(1,598)	(355)
Net cash used in operating activities	(56,808)	(2,296)
Cash flows from investing activities
Purchases of property and equipment	(945)	(864)
Capitalized internal-use software costs	(3,369)	(1,296)
Cash paid for acquisition, net of acquired cash, cash equivalents, and restricted cash	—	(40,933)
Net cash used in investing activities	(4,314)	(43,093)
Cash flows from financing activities
Proceeds from exercise of stock options	2,483	4,844
Proceeds from issuance of common stock in connection with ESPP	5,004	2,729
Proceeds from revolving credit facility borrowings	275,000	75,000
Repayments of revolving credit facility borrowings	(255,000)	(75,000)
Taxes paid related to net share settlement of equity awards	(1,366)	(1,413)
Repayment of assumed indebtedness	—	(17,068)
Net cash provided by (used in) financing activities	26,121	(10,908)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,099)	219
Net decrease in cash, cash equivalents, and restricted cash	(36,100)	(56,078)
Cash, cash equivalents, and restricted cash at beginning of period	325,029	300,735
Cash, cash equivalents, and restricted cash at end of period	$288,929	$244,657
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$285,997	$244,159
Restricted cash included in prepaid expenses and other current assets	2,190	444
Restricted cash included in other noncurrent assets, net	742	54
Total cash, cash equivalents, and restricted cash	$288,929	$244,657
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Organization and Description of Business
Description of Business
Remitly Global, Inc. (the “Company” or “Remitly”) was incorporated in the State of Delaware in October 2018 and is headquartered in Seattle, Washington, with various other global office locations. Remitly was founded and incorporated in the State of Delaware in 2011 under the name of Remitly, Inc., and is a wholly-owned subsidiary of Remitly Global, Inc.
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
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The year-end data within the Condensed Consolidated Balance Sheets was derived from audited financial statements, but does not include all disclosures required by GAAP and therefore the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the historical audited annual consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2023.
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Remitly Global, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Reclassification
The condensed consolidated financial statements and accompanying notes have been prepared consistently, with the exception of certain prior year amounts which have been reclassified to conform with the current period presentation. Reclassifications include a change in presentation of shares purchased under the ESPP within the Company’s Condensed Consolidated Statements of Cash Flows. Beginning in the year ended December 31, 2023, the Company changed the presentation of shares purchased under the ESPP to reflect an operating cash outflow for compensation paid to employees and a financing cash inflow for cash paid by employees in exchange for shares. Previously, such activity was treated and disclosed as noncash activity for the three months ended March 31, 2023. The Company has conformed the prior period statement of cash flows to the current period presentation to enhance transparency and provide comparability.
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

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the three months ended March 31, 2024 and 2023.
For the three months ended March 31, 2024 and 2023, no individual customer represented 10% or more of the Company’s total revenues or the Company’s customer funds receivable.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $51.7 million and $34.6 million during the three months ended March 31, 2024 and 2023, respectively.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the three months ended March 31, 2024, except as noted above.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
None.
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of adopting this new guidance to its condensed consolidated financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance to its condensed consolidated financial statements and related disclosures.
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
The Company’s service comprises a single performance obligation to complete transactions for the Company’s customers. Using compliance and risk assessment tools, the Company performs a transaction risk assessment on individual transactions to determine whether a transaction should be accepted. When the Company accepts a transaction and processes the designated payment method of the customer, the Company becomes obligated to its customer to complete the payment transaction, at which time a receivable is recorded, along with a corresponding customer liability. None of the Company’s contracts contains a significant financing component.
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
Deferred Revenue
The deferred revenue balances from contracts with customers were as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Deferred revenue, beginning of the period	$1,124	$1,108
Deferred revenue, end of the period	1,250	833

Revenue recognized from amounts included in deferred revenue at the beginning of the period	$824	$553
Deferred revenue represents amounts received from customers for which the performance obligations are not yet fulfilled. Deferred revenue is primarily included within ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets, as the performance obligations are expected to be fulfilled within the next year.

Sales Incentives
The Company provides sales incentives to customers in a variety of forms, including promotions, discounts, and other sales incentives. Evaluating whether a sales incentive is a payment to a customer requires judgment. Sales incentives determined to be consideration payable to a customer or paid on behalf of a customer are accounted for as reductions to revenue, up to the point where net historical cumulative revenue, at the customer level, is reduced to zero. Those additional incentive costs that would have caused the customer level revenue to be negative are classified as advertising expenses and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. In addition, referral credits given to a referrer are classified as ‘Marketing expenses,’ as these incentives are paid in exchange for a distinct service.
The following table presents the Company’s sales incentives for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Reduction to revenue	$8,778	$7,555
Marketing expenses	6,619	4,227
Total sales incentives	$15,397	$11,782
Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location for the three months ended March 31, 2024 and 2023, attributed to the country in which the sending customer is located:

	Three Months Ended March 31,
(in thousands)	2024	2023
United States	$175,393	$139,092
Canada	32,949	24,859
Rest of world	60,776	39,914
Total revenue	$269,118	$203,865
4.    Prepaid Expenses & Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Prepaid expenses	$22,728	$11,122
Payment card receivable	8,258	15,599
Tax receivable	4,390	2,813
Other receivables	4,025	—
Restricted cash	2,190	774
Prepaid compensation arrangements	2,038	1,518
Other prepaid expenses and other current assets	1,160	1,317
Prepaid expenses and other current assets	$44,789	$33,143
5.    Property and Equipment
Property and equipment, net consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(in thousands)	2024	2023
Capitalized internal-use software	$28,051	$23,195
Computer and office equipment	8,541	8,529
Furniture and fixtures	2,721	2,636
Leasehold improvements	8,109	8,080
Projects in process	98	—
Total gross property and equipment	47,520	42,440
Less: Accumulated depreciation and amortization	(28,185)	(26,430)
Property and equipment, net	$19,335	$16,010

Depreciation and amortization expense related to property and equipment was $2.5 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.
Capitalized Internal-Use Software Costs
The following table presents the Company’s capitalized internal-use software, including amortization expense recognized, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Total capitalized internal-use software costs(1)	$4,856	$1,606
Stock-based compensation costs capitalized to internal-use software	1,487	541
Amortization expense(2)	1,649	929
__________
(1) Amounts are inclusive of stock-based compensation costs capitalized denoted below.
(2) Amounts are included within ‘Depreciation and amortization’ within the Company’s Condensed Consolidated Statements of Operations.
Capitalized Costs of Cloud Computing Arrangements
The following table presents the Company’s capitalized costs related to the implementation of cloud computing arrangements, including amortization expense recognized, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Total capitalized cloud computing arrangement costs	$529	$902

Technology and development	$497	$327
General and administrative	90	24
Total amortization expense	$587	$351
The following table presents the Company’s total capitalized cloud computing arrangement costs, net of accumulated amortization, on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(in thousands)	2024	2023
Prepaid expenses and other current assets	$2,281	$2,220
Other noncurrent assets, net	1,692	1,811
Total capitalized cloud computing arrangement costs, net	$3,973	$4,031
6.    Business Combinations
There were no acquisitions accounted for as business combinations or divestitures completed in the three months ended March 31, 2024.
Acquisition Completed in 2023
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
The acquisition met the criteria to be accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). This method required, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment.

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
The fair value of equity was determined based on the closing price of the Company’s common stock immediately prior to acquisition, and includes 694,918 shares issued in Company common stock, inclusive of 104,080 shares which are subject to service-based vesting conditions over a two-year period. Approximately $0.6 million of these proceeds were accounted for as pre-combination expense, and included within the total consideration transferred noted above, with the remaining $0.9 million to be recognized as post-combination share-based compensation expense over the requisite service period. The equity issued excluded 133,309 shares and restricted stock units held back and not legally issued at acquisition date, as further discussed below.
Approximately $11.9 million of the cash and equity proceeds were held back to satisfy any necessary adjustments, including without limitation, indemnification claims related to general representations and warranties, and any net working capital adjustments. As of the acquisition date, the majority of this holdback was expected to be settled in cash, with the remainder in 133,309 shares of Company common stock and restricted stock units. Such amounts were subject to a 15-month holdback period, net of any amounts necessary to satisfy all unsatisfied or disputed claims for indemnification and net working capital adjustments. As of the acquisition date, this represented approximately $10.4 million in cash and $1.5 million in equity, as discussed above, issuable at the end of the holdback period in Company common stock, subject to the aforementioned adjustments. Refer to the discussion below regarding the settlement of the holdback consideration subsequent to March 31, 2024.
Included in consideration transferred is the settlement of a pre-existing net receivable owed to the Company by Rewire, which was effectively settled and became intercompany arrangements as of the closing of the transaction. Excluding the impact of the outstanding net receivable owed to the Company by Rewire, the Company would have paid $2.4 million more for the business at closing, and therefore the GAAP purchase price reflects an increase in that amount. The settlement of pre-existing relationships between the Company and Rewire did not result in any material gain or loss. The change in the pre-existing receivable to an intercompany receivable has been considered as a noncash activity reflected within the operating activities of the Condensed Consolidated Statements of Cash Flows.
Holdback Liability
The holdback of cash and equity proceeds discussed above was recorded at its acquisition date fair value and was classified as a liability within ‘Other noncurrent liabilities’ on the Company’s Condensed Consolidated Balance Sheets at the acquisition date. The portion of the holdback settled in Company shares continues to be recorded at its fair value through its settlement date, with changes recorded to earnings. The estimated fair value of the portion of the holdback liability settled in equity uses both observable and unobservable inputs, specifically considering the price of the Company’s common stock, as well as the probability of payout at the end of the holdback period, and is considered a Level 3 measurement, as defined in ASC 820, Fair Value Measurement (“ASC 820”). As of March 31, 2024, the holdback liability was recorded within ‘Accrued expenses and other current liabilities’ on the Company’s Condensed Consolidated Balance Sheets as the liability was fulfilled within twelve months of the balance sheet date, as further discussed below.
The Company recorded $0.2 million and $0.8 million during the three months ended March 31, 2024 and 2023, respectively, to reflect the change in the fair value of the holdback liability, recorded within “General and Administrative Expenses ” within the Condensed Consolidated Statements of Operations. As of March 31, 2024, the fair value of the holdback liability was $13.2 million, of which $10.4 million was set to be paid in cash with the remainder in equity, as further discussed below.
The holdback of cash and equity consideration discussed above was paid by the Company subsequent to the balance sheet date in April 2024, adjusted for immaterial post-closing net purchase price adjustments identified during the period. These proceeds were inclusive of $10.3 million in cash and 131,507 shares of Company common stock and restricted stock units.

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
As of December 31, 2023, the valuation of assets acquired and liabilities assumed of Rewire was complete.
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
Transaction Costs
Transaction costs totaled $0.2 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively, which included $0.2 million and $0.8 million, respectively, for the change in the fair value of the holdback liability.
Other Disclosures
The results of operations of Rewire are included within the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss since the date of the acquisition.

7.    Intangible Assets
The components of identifiable intangible assets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024				December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(417)	$583	1.8	$1,000	$(333)	$667	2.0
Customer relationships	8,500	(2,656)	5,844	2.8	8,500	(2,125)	6,375	3.0
Developed technology	12,000	(3,000)	9,000	3.8	12,000	(2,400)	9,600	4.0
Total	$21,500	$(6,073)	$15,427		$21,500	$(4,858)	$16,642
The acquired identified intangible assets have estimated useful lives ranging from three to five years. Amortization expense for intangible assets was $1.2 million for both the three months ended March 31, 2024 and 2023.
Expected future intangible asset amortization as of March 31, 2024 was as follows:

(in thousands)	Amount
Remainder of 2024	3,643
2025	4,858
2026	4,525
2027	2,401
Total	$15,427
8.    Fair Value Measurements
Except for the holdback liability related to the Rewire acquisition discussed in Note 6. Business Combinations, there were no financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.
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
The 2021 Revolving Credit Facility was amended on June 26, 2023 to reflect changes in the applicable interest rate as a result of the sunsetting of the LIBOR interest rate, as noted below. The 2021 Revolving Credit Facility was further amended on December 20, 2023 to increase the revolving commitments from $250.0 million (including a $60.0 million letter of credit sub-facility) to $325.0 million. All other terms of the 2021 Revolving Credit Facility remained unchanged.
As of March 31, 2024 and December 31, 2023, $1.1 million and $1.2 million, respectively, of unamortized debt issuance costs were included within ‘Other noncurrent assets’ on the Condensed Consolidated Balance Sheets.
The 2021 Revolving Credit Facility has a maturity date of September 13, 2026. Borrowings under the 2021 Revolving Credit Facility after the June 26, 2023 amendment accrue interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the 2021 Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the NYFRB Rate in effect for such day plus 0.50% and, (c) the Adjusted Term SOFR Rate for an interest period of one month plus 1.00% (subject to a floor of 1.00%) plus 0.50% per annum) or (2) the Adjusted Term SOFR Rate (subject to a floor of 0.00%) plus 1.50% per annum. Such interest is payable (a) with respect to loans bearing interest based on the Alternate Base Rate, the last day of each March, June, September, and December and (b) with respect to loans bearing interest based on the Adjusted Term SOFR Rate, at the end of each applicable interest period, but in no event less frequently than every three months. In addition, an unused commitment fee, which accrues at a rate per annum equal to 0.25% of the unused portion of the revolving commitments, is payable on the last day of each March, June, September, and December.

The 2021 Revolving Credit Facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements, or engage in transactions with affiliates. As of March 31, 2024 and December 31, 2023, financial covenants in the 2021 Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the 2021 Revolving Credit Facility as of March 31, 2024 and December 31, 2023.
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
As of March 31, 2024 and December 31, 2023, the Company had $150.0 million and $130.0 million outstanding, respectively, under the 2021 Revolving Credit Facility. As of both March 31, 2024 and December 31, 2023, the weighted-average interest rate was 9.0%. As of March 31, 2024 and December 31, 2023, the Company had unused borrowing capacity of $126.9 million and $146.8 million, respectively, under the 2021 Revolving Credit Facility. As of March 31, 2024 and December 31, 2023, the Company had $50.3 million and $49.4 million, respectively, in issued, but undrawn, standby letters of credit.
Advance for Future Deposits
As part of the acquisition of Rewire, the Company assumed short-term indebtedness of Rewire that represents an advance for future deposits from Rewire’s amended agreement with one of its financial partners (the “Amendment” and the “Depositor,” respectively) entered into in October 2021. The Amendment has a maturity date of November 2024. The Depositor made an advance payment to Rewire with respect to future deposits (the “Advance for Future Deposits”). The original amount of 9.0 million Israeli shekel, approximately $2.8 million, was transferred as an advance under the Amendment. As of March 31, 2024 and December 31, 2023, the Company had $2.4 million and $2.5 million outstanding under the Amendment, respectively, and was included within ‘Short-term debt’ on the Condensed Consolidated Balance Sheets. The change in the outstanding balance is driven by the change in the foreign exchange conversion rate. The Advance for Future Deposits bears a floating interest rate of 1.4%+ Israeli Prime per annum, paid on a monthly basis. The Israeli Prime rate is defined as the Bank of Israel rate + 1.5%. As of both March 31, 2024 and December 31, 2023, the weighted-average interest rate was 3.0%.
Assumed Short-term Debt of Rewire
As part of the acquisition of Rewire, the Company assumed the amounts due on a revolving credit line that Rewire had entered into in 2021 and the amounts due on a bridge loan that Rewire had entered into in 2022. The total outstanding amounts were repaid during the three months ended March 31, 2023, along with certain other acquired indebtedness, subsequent to the Company’s acquisition of Rewire and were included within the Condensed Consolidated Statements of Cash Flows as a financing activity.
10.    Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods indicated. As the Company reported a net loss, diluted net loss per share was the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive for all periods presented.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Numerator:
Net loss	$(21,080)	$(28,314)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	189,848,799	175,113,904
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.16)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	As of March 31,
	2024	2023
Stock options outstanding	9,907,408	14,074,783
RSUs outstanding	21,924,785	23,910,861
ESPP	1,199,367	1,175,687
Shares subject to repurchase	730	61,683
Unvested common stock, subject to service-based vesting conditions, issued in connection with acquisition(1)	52,040	104,080
Equity issuable in connection with acquisition(1)	131,507	133,309
Total	33,215,837	39,460,403
__________
(1) Refer to Note 6. Business Combinations for further discussion of equity issued or to be issued in connection with the Rewire acquisition.
11.    Common Stock
As of March 31, 2024, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the three months ended March 31, 2024 and March 31, 2023.
12.    Stock-Based Compensation
Shares Available for Issuance
As of March 31, 2024, 19,332,356 and 7,308,767 awards remain available for issuance under the 2021 Plan and the ESPP, respectively.
Stock Options
The following is a summary of the Company’s stock option activity during the three months ended March 31, 2024:

	Stock Options
(in thousands, except share and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balances as of January 1, 2024	10,801,396	$4.46	5.87	$161,603
Exercised	(819,904)	3.05		14,413
Forfeited	(74,084)	6.54
Balances as of March 31, 2024	9,907,408	4.56	5.61	160,301
Vested and exercisable as of March 31, 2024	8,193,954	3.40	5.27	142,117
Vested and expected to vest as of March 31, 2024	9,863,138	$4.58	5.62	$159,412
_________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the three months ended March 31, 2024 and 2023.
The following is a summary of the Company’s stock option activity during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Aggregate grant-date fair value of options vested	$2,258	$2,172
Intrinsic value of options exercised	14,413	19,007

Restricted Stock Units
Restricted stock unit activity during the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2024	23,555,665	$14.67
Granted	1,870,851	18.63
Vested	(2,680,581)	12.97
Cancelled/forfeited	(821,150)	14.90
Unvested at March 31, 2024	21,924,785	$15.20
The following is a summary of the Company’s restricted stock unit activity during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Weighted-average grant date fair value of RSUs granted	$18.63	$12.41
Aggregate grant-date fair value of RSUs vested	34,767	24,193
Employee Stock Purchase Plan (“ESPP”)
The offering period that commenced on September 1, 2023 ended on February 29, 2024, due to a decline in the Company’s stock price at the end of the purchase period, triggering a new offering period, as required by the ESPP plan documents. A new 24-month offering period commenced on March 1, 2024. This event, inclusive of the impact of employees who elected to increase their withholding percentages, was accounted for as a modification under GAAP in the first quarter of 2024, whereby the fair value of the ESPP offering was measured immediately before and after modification, resulting in incremental stock-based compensation expense of $1.7 million, which is being recognized over the new offering period, which is deemed to be the requisite service period. A new subsequent 24-month offering period commences on March 1 and September 1 of each fiscal year.
The fair value of the ESPP offerings, including those described above, were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant date fair value inputs for new offerings which commenced during the three months ended March 31, 2024 and 2023, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

Three Months Ended March 31,
	2024	2023
Risk-free interest rates	4.49% to 5.20%	4.83% to 5.13%
Expected term (in years)	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	52.9% to 61.3%	48.9% to 59.5%
Dividend rate	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, and ESPP, included within the Condensed Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 5. Property and Equipment, was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Customer support and operations	$353	$205
Marketing	3,979	2,983
Technology and development	19,627	16,631
General and administrative	10,129	9,415
Total	$34,088	$29,234
As of March 31, 2024, the total unamortized compensation cost related to all non-vested equity awards, including options and RSUs, was $290.7 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.7 years. As of March 31, 2024, the total unrecognized compensation expense related to the ESPP was $9.8 million, which is expected to be amortized over the next 1.9 years.

13.    Restructuring Initiatives
In the three months ended March 31, 2024, as a result of simplifying and scaling certain processes, functions, and team capabilities, the Company continued restructuring initiatives that commenced within the three months ended September 30, 2023 in order to better serve the Company's customers and allow the Company to centralize, transform, and automate global operations. Restructuring costs incurred primarily included severance and certain other associated costs. These specific restructuring initiatives are substantially complete.
The Company incurred charges of $0.8 million for the three months ended March 31, 2024. There were no charges incurred related to restructuring initiatives for the three months ended March 31, 2023.
The following table presents the restructuring costs included within the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2024:

(in thousands)	Amount
Customer support and operations	$758
General and administrative	34
Total restructuring costs	$792
The following table presents the changes in liabilities, including expenses incurred and cash payments resulting from the restructuring costs and related accruals, during the three months ended March 31, 2024:

(in thousands)	Amount
Balance as of December 31, 2023	$78
Expenses incurred	792
Cash payments	(870)
Balance as of March 31, 2024	$—
14.    Related Party Arrangements
There were no significant related party transactions for the three months ended March 31, 2024 and 2023.
15.    Income Taxes
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
The Company’s effective tax rates on pre-tax income were (5.0)% and (1.3)% for the three months ended March 31, 2024 and 2023, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% in both periods was primarily the result of foreign income taxed at different rates and changes in the U.S. valuation allowance.
In addition, during the three months ended March 31, 2024, the Company recognized a discrete income tax benefit related to excess stock-based compensation deductions.
The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of March 31, 2024, tax years 2012 through 2023 remain open for examination by taxing authorities.
16.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s amended and restated certificate of incorporation and amended and restated bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of March 31, 2024 and December 31, 2023.

Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable, as defined under GAAP, and estimable. Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies as of March 31, 2024 and December 31, 2023.
Indirect taxes
The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company continually evaluates those jurisdictions in which indirect tax obligations exist to determine whether a loss is probable, as defined under GAAP, and the amount can be estimated. Determination of whether a loss is probable, and an estimate can be made, is a complex undertaking and takes into account the judgment of management, third-party research, and the potential outcome of negotiation and interpretations by regulators and courts, among other information. Such assessments include consideration of management’s evaluation of domestic and international tax laws and regulations, external legal advice, and the extent to which they may apply to the Company’s business and industry. The Company’s assessment of probability includes consideration of recent inquiries, potential or actual self-disclosure, and applicability of tax rules. As a result of this assessment, management accrued an estimated liability of approximately $7.6 million and $6.4 million as of March 31, 2024 and December 31, 2023, respectively, reflecting the amount that the Company believes is probable and estimable. The estimated liability is recorded within ‘Accrued expenses and other current liabilities’ on the Company’s Condensed Consolidated Balance Sheets. Although the Company believes its indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits or settlements could be materially different than the amounts recorded.
Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Beginning balance	$3,359	$3,762
Provisions for transaction losses	11,368	10,108
Losses incurred, net of recoveries	(11,339)	(10,801)
Ending balance	$3,388	$3,069
17.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Trade settlement liability(1)	$67,160	$58,950
Accrued transaction expense	20,634	18,500
Accrued marketing expense	16,286	13,633
Holdback liability(2)	13,166	12,990
Accrued salary, benefits, and related taxes	10,582	10,251
Accrued taxes and taxes payable(3)	8,739	9,259
Reserve for transaction losses	3,388	3,359
ESPP employee contributions	1,088	3,565
Other accrued expenses	14,037	15,295
Total	$155,080	$145,802
_________________
(1) The trade settlement liability amount represents the total of disbursement postfunding liabilities and book overdrafts owed to the Company’s disbursement partners. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion.
(2) Refer to Note 6. Business Combinations for further detail on the Holdback liability.
(3) The accrued taxes and taxes payable amount is inclusive of indirect taxes of approximately $7.6 million and $6.4 million as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 16. Commitments and Contingencies for further detail.

18.    Supplemental Cash Flow Information
The supplemental disclosures of cash flow information consisted of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$602	$341
Cash paid for income taxes	910	124
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,214	$5,414
Vesting of early exercised options	47	149
Stock-based compensation expense capitalized to internal-use software	1,487	541
Issuance of common stock for acquisition consideration	—	6,635
Issuance of common stock, subject to service-based vesting conditions, in connection with acquisition	—	581
Amounts held back for acquisition consideration	—	11,899
Settlement of preexisting net receivable in exchange for net assets acquired in business combination	—	2,401

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes, appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2023. You should read the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q as well as in the Annual Report on Form 10-K and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.
Overview
Remitly is a trusted provider of digital financial services that transcend borders. With a global footprint spanning more than 170 countries, Remitly’s digitally native, cross-border payments app delights customers with a fast, reliable, and transparent money movement experience. Building on its strong foundation, Remitly is expanding its suite of products to further its vision and transform lives around the world.
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
•Global Scale and High Quality Money Movement Platform. Our global network of funding and disbursement partnerships enables us to complete money transfers efficiently in approximately 5,000 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. As a result of the quality of our network and the foundational investments we have made, in general every new send country we add results in a significant number of new corridors, as we are able to quickly connect send countries with receive countries, allowing us to continue to scale rapidly. Our scale and direct integration strategy allows us to negotiate favorable terms with both funding and disbursement partners while providing a great end-to-end customer experience including rapid and reliable transfers.
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
Our disbursement network enables us to send (or pay-out) funds to over 4.2 billion bank accounts, over 1.2 billion mobile wallets, and approximately 470,000 cash pick-up options including various currencies provided. We focus on creating financial inclusion by providing payout optionality and access for recipients who do not always have convenient access to traditional banking. We believe our focus on financial inclusion creates peace of mind for our customers and their families while attracting and retaining loyal customers.
•Highly Attractive Unit Economics. Our data driven approach to optimizing customer lifetime value combined with a localized and scalable marketing platform allows us to acquire new customers at highly attractive unit economics. As we continue to improve customer lifetime value through product enhancements and changes to variable operating costs, we are able to invest more in marketing while maintaining our marketing efficiency. We believe our expertise in localizing our marketing, products, and customer support at scale is a key differentiator and enables us to provide customers with a personalized experience that drives peace of mind while also delivering high returns on marketing and product investments.

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
Active Customers

	Three Months Ended March 31,
(in thousands)	2024	2023
Active customers	6,209	4,559
We believe that the number of our active customers is an important indicator of customer engagement, customer retention, and the overall growth of our business.
Active customers increased to approximately 6.2 million, or 36% growth, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily due to an increase in the number of new customers, driven by investments in our mobile platform and efficient marketing spend, our focus on customer experience and how we serve our customers, expansion of our global disbursement network, and the continued diversification across both send and receive countries. While we continue to see strong results in our largest existing receive countries, our successful diversification of our corridor portfolio across both send and receive countries has contributed to new customer growth.

Send Volume

	Three Months Ended March 31,
(in millions)	2024	2023
Send volume	$11,464	$8,544
We measure send volume to assess the scale of remittances sent using our platform. Our customers mostly send from the United States, Canada, the United Kingdom, and other countries in Europe. Our customers and their recipients are located in over 170 countries and territories across the globe; the largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased 34% to $11.5 billion for the three months ended March 31, 2024, compared to $8.5 billion for the three months ended March 31, 2023, driven by the increase in active customers.
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
Attracting New Customers
Our continued ability to attract new customers to our platform is a key driver for our long-term growth. We continue to expand our customer base by launching new send and receive corridors, by continuing to innovate on existing and new products, and by providing the most trusted financial services for customers with cross-border financial needs. We plan to continue to acquire new customers through digital marketing channels and word-of-mouth referrals from existing customers, and by exploring new customer acquisition channels. Given the nature of our business, new customer acquisition marketing investments may negatively impact net loss and Adjusted EBITDA in the quarter they are acquired, but are expected to favorably impact net loss and Adjusted EBITDA in subsequent periods.
Customer Acquisition Costs
Efficiently acquiring customers is critical to our growth and maintaining attractive customer economics, which are impacted by online marketing competition, our ability to effectively target the right demographic, and competitive environment. We have a history of successfully monitoring customer acquisition costs and will continue to be strategic and disciplined toward customer acquisition. For example, for performance marketing, we set rigorous customer acquisition targets that we continuously monitor to ensure a high return on investment over the long term, and we can increase or decrease this investment as desired. Customer acquisition costs which are deployed to acquire new customers or retain existing customers in certain circumstances, are a component of advertising expenses as defined in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development, and maintenance of both new and existing products and services, including salaries, benefits, and stock-based compensation expense. Technology and development expenses also include professional services fees and costs for software subscription services dedicated for use by our technology and development teams, as well as other company-wide technology tools. Technology and development expenses also include product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs do not qualify for capitalization. Technology and development costs are generally expensed as incurred and do not include software development costs which qualify for capitalization as internal-use software. The amortization of internal-use software costs which were capitalized in accordance with ASC 350-40, Intangibles - Goodwill and Other-Internal-Use Software, are separately presented under the caption ‘Depreciation and amortization’ within the Condensed Consolidated Statements of Operations.
We believe delivering new functionality and improving existing technology is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments to expand our solutions in order to enhance our customers’ experience and satisfaction, and to attract new customers.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, compliance, human resources, facilities, administrative personnel, and other leadership functions, including salaries, benefits, and stock-based compensation expense. General and administrative expenses also include professional services fees, software subscriptions, facilities, indirect taxes, and other corporate expenses, including acquisition and integration expenses. Such expenses primarily include external legal, accounting, valuation, and due diligence costs, advisory and other professional services fees necessary to integrate acquired businesses. See Note 6. Business Combinations in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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

Results of Operations
Comparison of the three months ended March 31, 2024 and 2023
The following table sets forth our results of operations together with the dollar and percentage change for the three months ended March 31, 2024 and 2023, as well as the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	Amount	Percent
Revenue	$269,118	$203,865	$65,253	32%
Costs and expenses
Transaction expenses	89,881	74,066	15,815	21%
Customer support and operations	20,119	19,931	188	1%
Marketing	68,014	44,123	23,891	54%
Technology and development	63,206	49,376	13,830	28%
General and administrative	44,173	41,408	2,765	7%
Depreciation and amortization	3,678	3,029	649	21%
Total costs and expenses	289,071	231,933	57,138	25%
Loss from operations	(19,953)	(28,068)	8,115	(29)%
Interest income	2,226	2,024	202	10%
Interest expense	(769)	(389)	(380)	98%
Other expense, net	(1,586)	(1,511)	(75)	5%
Loss before provision for income taxes	(20,082)	(27,944)	7,862	(28)%
Provision for income taxes	998	370	628	170%
Net loss	$(21,080)	$(28,314)	$7,234	(26)%
The following discussion and analysis is for the three months ended March 31, 2024, compared to the same period in 2023, unless otherwise stated.
Revenue
Revenue increased $65.3 million, or 32%, to $269.1 million for the three months ended March 31, 2024, compared to $203.9 million for the three months ended March 31, 2023. This increase was primarily driven by a 36% increase in active customers period over period, continued strength in the retention of existing customers, and a continued mix shift trending towards digital disbursements. Revenue derived from each transaction varies based on a number of attributes, including the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was disbursed, the disbursement method chosen by the customer, and the countries to which the funds are transferred.
As a reflection of this growth, send volume increased 34% to $11.5 billion for the three months ended March 31, 2024, as compared to $8.5 billion for the three months ended March 31, 2023.
Transaction Expenses
Transaction expenses increased $15.8 million, or 21%, to $89.9 million for the three months ended March 31, 2024, compared to $74.1 million, for the three months ended March 31, 2023. The increase was primarily due to a $14.1 million increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients.
As a percentage of revenue, transaction expenses declined to 33% for the three months ended March 31, 2024 as compared to 36% for the three months ended March 31, 2023. The decrease was primarily due to better economics with partners as we are able to secure better terms with our payment and disbursement partners as a result of increasing scale, and also due to improvements in our ability to prevent fraud and other losses.
Customer Support and Operations Expenses
Customer support and operations expenses increased $0.2 million, or 1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily driven by a $0.8 million increase to restructuring costs primarily related to severance (refer to Note 13. Restructuring Initiatives in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the restructuring costs). This was offset by a $0.6 million decrease in personnel-related costs driven by an 11% decrease in customer support and operations headcount compared to the three months ended March 31, 2023.
As a percentage of revenue, customer support and operations expenses decreased to 7% for the three months ended March 31, 2024, from 10% for the three months ended March 31, 2023. The decrease was primarily due to process improvements and automation driving scale across customer support headcount at internal and third-party customer support sites.

Marketing Expenses
Marketing expenses increased $23.9 million, or 54%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase of $19.8 million in advertising expense and other targeted marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. In addition, personnel-related costs increased by $3.5 million, driven by a 23% increase in marketing headcount compared to the three months ended March 31, 2023.
Technology and Development Expenses
Technology and development expenses increased $13.8 million, or 28% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was driven by $11.8 million in personnel-related expenses, net of personnel-related expenses capitalized as internal-use software, resulting from a 23% increase in headcount compared to the three months ended March 31, 2023, as part of our continued investment in our technology platform. The increase in technology and development expense was also driven by a $2.1 million increase in software costs for cloud services to support incremental transaction volume.
General and Administrative Expenses
General and administrative expenses increased $2.8 million, or 7%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily driven by a $5.6 million increase in personnel-related expenses resulting from an 18% increase in headcount compared to the three months ended March 31, 2023. This increase in general and administrative expenses was partially offset by a reduction in indirect taxes, professional fees, and certain non-recurring tax benefits recognized in the current quarter.
As a percentage of revenue, general and administrative expenses decreased to 16% for the three months ended March 31, 2024, from 20% for the three months ended March 31, 2023, as we begin to leverage scale in our general and administrative functions.
Depreciation and Amortization
Depreciation and amortization increased $0.6 million, or 21%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase is primarily driven by an increase in amortization of internal-use software.
Provision for Income Taxes
The provision for income taxes increased by $0.6 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This increase is primarily driven by an increase in taxable income in certain foreign jurisdictions.
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
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net loss. Adjusted EBITDA is calculated as net loss adjusted by (i) interest (income) expense, net; (ii) provision for income taxes; (iii) noncash charge of depreciation and amortization; (iv) gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment; (vi) noncash stock-based compensation expense, net; and (vii) certain acquisition, integration, restructuring, and other costs.
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
•Adjusted EBITDA excludes certain transaction costs related to acquisition, integration, restructuring, and other costs. The acquisition and integration costs are primarily related to the Rewire acquisition and primarily include external legal, accounting, valuation, and due diligence costs, advisory and other professional services fees necessary to integrate acquired businesses, and the change in the fair value of the holdback liability as part of the acquisition of Rewire. The restructuring costs are primarily related to severance and other associated costs; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.
The following table sets forth a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(21,080)	$(28,314)
Add:
Interest income, net	(1,457)	(1,635)
Provision for income taxes	998	370
Depreciation and amortization	3,678	3,029
Foreign exchange loss	1,569	1,505
Stock-based compensation expense, net	34,088	29,234
Acquisition, integration, restructuring, and other costs(1)	1,468	1,173
Adjusted EBITDA	$19,264	$5,362
__________
(1) Acquisition, integration, restructuring, and other costs for the three months ended March 31, 2024 consisted primarily of $0.8 million in restructuring charges incurred, $0.5 million of non-recurring legal charges, and $0.2 million related to the change in the fair value of the holdback liability associated with the acquisition of Rewire (O.S.G.) Research and Development Ltd. ("Rewire"). Acquisition, integration, restructuring, and other costs for the three months ended March 31, 2023 consisted primarily of $0.8 million related to the change in the fair value of the holdback liability and $0.4 million of professional fees incurred in connection with the acquisition and integration of Rewire. Refer to Note 6. Business Combinations and Note 13. Restructuring Initiatives in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these costs.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of March 31, 2024 and December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $286.0 million and $323.7 million, respectively, as well as funds available under the 2021 Revolving Credit Facility, which we entered into in September 2021. The 2021 Revolving Credit Facility was amended on December 20, 2023 to increase the revolving commitments from $250.0 million (including a $60.0 million letter of credit sub-facility) to $325.0 million. We have historically financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads. In recent periods, we have supplemented those cash flows with borrowings on our 2021 Revolving Credit Facility, primarily to support customer transaction volumes during peak periods, which we expect to continue to do in the future. During the three months ended March 31, 2024, we cumulatively borrowed $275.0 million against this credit facility, of which we repaid $255.0 million. The outstanding balance of $150.0 million as of March 31, 2024 was subsequently repaid the following business day on April 1, 2024. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the 2021 Revolving Credit Facility (including the letter of credit sub-facility), which included active borrowings and repayments during the three months ended March 31, 2024. As of March 31, 2024, we have unused borrowing capacity of $126.9 million.
We believe that our cash, cash equivalents, and funds available under the 2021 Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. Our material cash requirements include funds to support current and potential operating activities, capital expenditures, and other commitments, and could include other uses of cash, such as strategic investments. In addition, on January 5, 2023, we acquired 100% of the outstanding equity interests of Rewire (as defined herein) for approximately $77.9 million, which includes the fair value of cash and equity issued, or to be issued, to selling shareholders. A portion of these proceeds were held back at closing for any potential indemnity claims during the 15-month holdback period, subject to any deductions, the majority of which will be settled in cash, with a portion in Company common stock. As of March 31, 2024, the fair value of the liability held back that will be settled in cash and Company common stock was $13.2 million and was settled in April 2024. Refer to Note 6. Business Combinations in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the settlement of the holdback liability.

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
The following table shows a summary of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities(1)	$(56,808)	$(2,296)
Investing activities	(4,314)	(43,093)
Financing activities(1)	26,121	(10,908)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,099)	219
Net decrease in cash, cash equivalents, and restricted cash	$(36,100)	$(56,078)
_________________
(1) Certain prior period amounts have been reclassified to conform to the current period presentation. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows
Operating Activities
Our main sources of operating cash are transaction fees charged to customers and foreign exchange spreads on transactions. Our primary uses of cash from operating activities have been for advertising expenses used to attract new customers, transaction expenses that include fees paid to payment processors and disbursement partners, personnel-related expenses, technology, and other general corporate expenditures. Our changes in operating cash flows are heavily impacted by the timing of customer transactions and, in particular, the day of the week that the quarter end falls on, including holidays and long weekends. For example, we generally have higher prefunding amounts if the quarter closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction-related balances period over period and can reduce our cash position at a particular point in time. These balances within our Condensed Consolidated Statements of Cash Flows include disbursement prefunding, customer funds receivable, customer liabilities, and disbursement postfunding liabilities and book overdrafts, both of which are included within the line item ‘Accrued expenses and other liabilities.’
For the three months ended March 31, 2024, net cash used in operating activities was $56.8 million, which was primarily driven by an increase in overall growth in our global network of funding and disbursement partnerships, and an increase in volume of customer transactions. Specifically, as a result of both growth and timing, we saw an increase in disbursement prefunding of $6.2 million and customer funds receivable of $59.4 million, offset by an increase in customer liabilities of $14.7 million and accrued expenses and other liabilities, which are inclusive of disbursement postfunding liabilities and book overdrafts, of $10.4 million, which were the key drivers for the changes in our operating assets and liabilities which decreased operating cash flows by $73.7 million. This was partially offset by cash generated from our operations, when excluding the $38.0 million of noncash charges included within the $21.1 million net loss for the period.
For the three months ended March 31, 2023, net cash used in operating activities was $2.3 million, which was primarily driven by a net loss of $28.3 million, excluding $33.3 million of noncash charges included within net loss for the period, and unfavorable changes in our operating assets and liabilities of $7.3 million.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment, capitalization of internal-use software, and cash paid for acquisitions of businesses, net of acquired cash, cash equivalents, and restricted cash.

Net cash used in investing activities was $4.3 million for the three months ended March 31, 2024, a decrease of $38.8 million, compared to net cash used in investing activities of $43.1 million for the three months ended March 31, 2023. This decrease was primarily driven by the acquisition of Rewire in the first quarter of 2023.
Financing Activities
Cash provided by financing activities consists primarily of borrowings on our 2021 Revolving Credit Facility, proceeds from the exercise of stock options, and proceeds from the issuance of common stock in connection with ESPP, offset by repayments of borrowings and other indebtedness.
Net cash provided by financing activities for the three months ended March 31, 2024 was $26.1 million, an increase of $37.0 million, compared to net cash used in financing activities for the three months ended March 31, 2023 of $10.9 million. This increase was primarily driven by the net borrowings on our 2021 Revolving Credit Facility of $20.0 million in the three months ended March 31, 2024 and repayment of assumed indebtedness of $17.1 million that occurred in the three months ended March 31, 2023.
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
During the three months ended March 31, 2024, other than software, cloud infrastructure, marketing, and compliance-tool related contracts entered into in the normal course of business, there were no other material changes to the contractual obligations and contingencies as disclosed in Note 18. Commitments and Contingencies and Note 20. Leases in the notes to the consolidated financial statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2023. For further discussion of commitments and contingencies, also refer to Note 16. Commitments and Contingencies of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2024, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than 12 months, and are typically month-to-month in nature. As described in the notes to the consolidated financial statements on our Annual Report on Form 10-K, we elected not to record leases on our Condensed Consolidated Balance Sheets if the lease term is 12 months or less. For further information on our lease arrangements, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
Critical Accounting Policies and Estimates
The Company’s condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. The Company’s estimates are based on historical experience and on various other factors that it believes are reasonable under the circumstances. Actual results may differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes, other than as described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements to the Company’s critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Credit Risk
We have a limited number of pay-in payment processors and therefore we are exposed to credit risk relating to those pay-in payment providers if, in the course of a transaction, we were to disburse funds to the recipient but the pay-in payment provider did not deliver our customer’s funds to us (for example, due to their illiquidity). We mitigate this credit risk by engaging with reputable pay-in payment providers and entering into written agreements with pay-in providers allowing for legal recourse. We are also exposed to credit risk relating to many of our disbursement partners when we prefund or remit funds in advance of having collected funds from our customers through our pay-in payment processors, if our disbursement partners fail to disburse funds according to our instructions (for example, due to their insufficient capital). We mitigate these credit exposures by engaging with reputable disbursement partners and performing a credit review before onboarding each disbursement partner and by negotiating for postfunding arrangements where circumstances permit. We also periodically review credit ratings, or, if unavailable, other financial documentation, of both our pay-in payment providers and disbursement partners. We have not experienced significant losses during the periods presented.
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
As of March 31, 2024 and December 31, 2023, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net loss was generated, would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $10.0 million and $19.3 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of transactions sent through our platform. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, reputation, financial condition, future results, or the trading price of the Company’s stock. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, reputation, financial condition, and/or operating results.
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
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On March 12, 2024, Rene Yoakum, our EVP, Customer and Culture, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Ms. Yoakum’s plan is for the sale of up to 180,000 shares of our common stock and terminates on the earlier of the date all the shares under the plan are sold and June 30, 2025.
On March 15, 2024, Hemanth Munipalli, our Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Munipalli’s plan is for the sale of up to 110,000 shares of our common stock, the actual amount of which may be less based on tax withholdings of RSUs, and terminates on the earlier of the date all the shares under the plan are sold and June 30, 2025.
Litigation
On February 29, 2024, Plaintiff James O’Connor (“Plaintiff”), on behalf of himself and all similarly situated stockholders of Remitly Global, Inc. (“Remitly”), filed a putative class action complaint styled James O’Connor v. Ryno Blignaut, et al., 2024-0190-PAF (Del. Ch.) (the “Action”), against Remitly and its directors (collectively, “Defendants”) alleging breaches of fiduciary duty in connection with the approval, adoption, and maintenance of certain provisions in Remitly’s Restated Bylaws, effective September 27, 2021 (the “Bylaws”). Remitly and the director defendants do not believe the Bylaws required amendment under applicable law and deny that any breach of fiduciary duties or other wrongful conduct occurred, and solely to avoid the costs, distractions, and uncertainties inherent in litigation, on March 19, 2024, amended the Bylaws, which mooted Plaintiff’s claims. On March 25, 2024, the Court entered an Order dismissing the Action with prejudice as to Plaintiff and without prejudice as to any actual or potential claims of any other members of the putative class, retaining jurisdiction solely for the purpose of determining Plaintiff’s counsel’s application for attorneys’ fees and reimbursement of expenses (the “Fee Application”). To avoid the time and expense of continued litigation, the parties agreed to resolve the Fee Application in exchange for a payment by Remitly of $465,000 to Plaintiff’s counsel.

Item 6. Exhibits

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Amended and Restated Bylaws		8-K	001-40822	3.1	March 20, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
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

Remitly Global, Inc.

Date:	May 1, 2024	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2024	By:	/s/ Hemanth Munipalli
Hemanth Munipalli
Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2024	By:	/s/ Gail Miller
Gail Miller
Chief Accounting Officer
(Principal Accounting Officer)