Form 10-Q
period 2024-06-30
Remitly Global, Inc.
filed 2024-07-31
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2024, the registrant had 195,136,542 shares of common stock, $0.0001 par value per share, outstanding.

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
•    uncertainties regarding the impact of geopolitical and macroeconomic conditions, including currency fluctuations, inflation, regulatory changes, or regional and global conflicts or related government sanctions;
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

Part 1. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$185,187	$323,710
Disbursement prefunding	150,710	195,848
Customer funds receivable, net	461,797	379,417
Prepaid expenses and other current assets	42,860	33,143
Total current assets	840,554	932,118
Property and equipment, net	22,178	16,010
Operating lease right-of-use assets	11,905	9,525
Goodwill	54,940	54,940
Intangible assets, net	14,212	16,642
Other noncurrent assets, net	6,404	7,071
Total assets	$950,193	$1,036,306
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$20,926	$35,051
Customer liabilities	166,840	177,473
Short-term debt	2,394	2,481
Accrued expenses and other current liabilities	145,451	145,802
Operating lease liabilities	6,235	6,032
Total current liabilities	341,846	366,839
Operating lease liabilities, noncurrent	6,189	4,477
Long-term debt	15,000	130,000
Other noncurrent liabilities	8,256	5,653
Total liabilities	371,291	506,969
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of June 30, 2024 and December 31, 2023 both; 195,095,978 and 188,435,952 shares issued and outstanding, as of June 30, 2024 and December 31, 2023, respectively	20	19
Additional paid-in capital	1,103,760	1,020,286
Accumulated other comprehensive (loss) income	(404)	335
Accumulated deficit	(524,474)	(491,303)
Total stockholders’ equity	578,902	529,337
Total liabilities and stockholders’ equity	$950,193	$1,036,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$306,423	$234,033	$575,541	$437,898
Costs and expenses
Transaction expenses(1)	107,780	80,187	197,661	154,253
Customer support and operations(1)	19,999	21,483	40,118	41,414
Marketing(1)	77,056	53,600	145,070	97,723
Technology and development(1)	67,554	54,309	130,760	103,685
General and administrative(1)	45,889	39,490	90,062	80,898
Depreciation and amortization	3,907	3,187	7,585	6,216
Total costs and expenses	322,185	252,256	611,256	484,189
Loss from operations	(15,762)	(18,223)	(35,715)	(46,291)
Interest income	1,942	1,368	4,168	3,392
Interest expense	(745)	(592)	(1,514)	(981)
Other income (expense), net	5,764	(1,546)	4,178	(3,057)
Loss before provision (benefit) for income taxes	(8,801)	(18,993)	(28,883)	(46,937)
Provision (benefit) for income taxes	3,290	(143)	4,288	227
Net loss	$(12,091)	$(18,850)	$(33,171)	$(47,164)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.11)	$(0.17)	$(0.27)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	193,452,628	179,076,496	191,650,713	177,105,720
__________________
(1) Exclusive of depreciation and amortization, shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(12,091)	$(18,850)	$(33,171)	$(47,164)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(97)	245	(739)	593
Comprehensive loss	$(12,188)	$(18,605)	$(33,910)	$(46,571)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2024
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	188,435,952	$19	$1,020,286	$335	$(491,303)	$529,337
Issuance of common stock in connection with ESPP	439,247	—	5,004	—	—	5,004
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	3,500,485	—	2,530	—	—	2,530
Taxes paid related to net shares settlement of equity awards	(64,634)	—	(1,366)	—	—	(1,366)
Stock-based compensation expense	—	—	35,575	—	—	35,575
Other comprehensive loss	—	—	—	(642)	—	(642)
Net loss	—	—	—	—	(21,080)	(21,080)
Balance as of March 31, 2024	192,311,050	$19	$1,062,029	$(307)	$(512,383)	$549,358
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	2,741,097	1	1,712	—	—	1,713
Issuance of common stock previously held back for acquisition consideration	131,507	—	2,783	—	—	2,783
Taxes paid related to net shares settlement of equity awards	(87,676)	—	(1,202)	—	—	(1,202)
Stock-based compensation expense	—	—	38,438	—	—	38,438
Other comprehensive loss	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	(12,091)	(12,091)
Balance as of June 30, 2024	195,095,978	$20	$1,103,760	$(404)	$(524,474)	$578,902
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

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(33,171)	$(47,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,585	6,216
Stock-based compensation expense, net	71,245	64,434
Other	195	2,203
Changes in operating assets and liabilities:
Disbursement prefunding	45,138	(117,870)
Customer funds receivable	(82,079)	54,245
Prepaid expenses and other assets	(7,237)	(10,344)
Operating lease right-of-use assets	2,895	2,434
Accounts payable	(14,041)	10,180
Customer liabilities	(10,701)	(12,477)
Accrued expenses and other liabilities	15,621	(4,247)
Operating lease liabilities	(3,359)	(1,806)
Net cash used in operating activities	(7,909)	(54,196)
Cash flows from investing activities
Purchases of property and equipment	(2,076)	(1,566)
Capitalized internal-use software costs	(6,494)	(2,344)
Cash paid for acquisition, net of acquired cash, cash equivalents, and restricted cash	—	(40,933)
Net cash used in investing activities	(8,570)	(44,843)
Cash flows from financing activities
Proceeds from exercise of stock options	4,194	8,333
Proceeds from issuance of common stock in connection with ESPP	5,004	2,729
Proceeds from revolving credit facility borrowings	570,000	334,000
Repayments of revolving credit facility borrowings	(685,000)	(300,000)
Taxes paid related to net share settlement of equity awards	(2,568)	(2,111)
Cash paid for settlement of amounts previously held back for acquisition consideration	(10,261)	—
Repayment of assumed indebtedness	—	(17,068)
Net cash (used in) provided by financing activities	(118,631)	25,883
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,229)	663
Net decrease in cash, cash equivalents, and restricted cash	(136,339)	(72,493)
Cash, cash equivalents, and restricted cash at beginning of period	325,029	300,734
Cash, cash equivalents, and restricted cash at end of period	$188,690	$228,241
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$185,187	$227,507
Restricted cash included in prepaid expenses and other current assets	2,693	680
Restricted cash included in other noncurrent assets, net	810	54
Total cash, cash equivalents, and restricted cash	$188,690	$228,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Organization and Description of Business
Description of Business
Remitly Global, Inc. (the “Company” or “Remitly”) was incorporated in the State of Delaware in October 2018 and is headquartered in Seattle, Washington, with various other global office locations. Remitly was founded and incorporated in the State of Delaware in 2011 under the name of Remitly, Inc., which is now a wholly-owned subsidiary of Remitly Global, Inc.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Remitly Global, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Reclassification
The condensed consolidated financial statements and accompanying notes have been prepared consistently, with the exception of certain prior year amounts which have been reclassified to conform with the current period presentation. Reclassifications include a change in presentation of shares purchased under the ESPP within the Company’s Condensed Consolidated Statements of Cash Flows. Beginning in the year ended December 31, 2023, the Company changed the presentation of shares purchased under the ESPP to reflect an operating cash outflow for compensation paid to employees and a financing cash inflow for cash paid by employees in exchange for shares. Previously, such activity was treated and disclosed as noncash activity for the six months ended June 30, 2023. The Company has conformed the prior period statement of cash flows to the current period presentation to enhance transparency and provide comparability.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed within the condensed consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition including the treatment of sales incentive programs, reserves for transaction losses, stock-based compensation expense, the carrying value of operating lease right-of-use assets and operating lease liabilities, the recoverability of deferred tax assets, capitalization of software development costs, goodwill, and intangible assets. The key assumptions applied for the value of the intangible assets include revenue growth rates for a hypothetical market participant, selected discount rates, as well as migration curves for developed technology. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Actual results could differ from these estimates and assumptions, and these differences could be material to the condensed consolidated financial statements.

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash, cash equivalents, and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the three and six months ended June 30, 2024 and 2023.
For the three and six months ended June 30, 2024 and 2023, no individual customer represented 10% or more of the Company’s total revenues or the Company’s customer funds receivable.
Cash and Cash Equivalents
The Company holds its cash and cash equivalents with financial institutions throughout the world, which management assesses to be of high credit quality. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, so long as the Company has legal title to such amounts held in these accounts. Amounts that are held in accounts for which the Company does not have legal title to are recorded separately on the Consolidated Balance Sheets, typically as disbursement prefunding balances. Cash and cash equivalents consist of cash on hand and various deposit accounts, including accounts held in the Company’s name for the benefit of the Company’s customers for which the Company has control.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the six months ended June 30, 2024, except as noted above.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $56.8 million and $40.6 million during the three months ended June 30, 2024 and 2023, respectively. Advertising expenses totaled $108.5 million and $75.2 million during the six months ended June 30, 2024 and 2023, respectively.
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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance to its condensed consolidated financial statements and related disclosures.
There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable. The Company does not believe any of these accounting pronouncements have had, or will have, a material impact on the condensed consolidated financial statements or disclosures.

3.    Revenue
The Company’s primary source of revenue is generated from its remittance business. Revenue is earned from transaction fees charged to customers and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on the Company’s currency purchases. Revenue is recognized, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided, when control of these services is transferred to the Company’s customers, which is the time the funds have been delivered to the intended recipient. The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which includes the following steps:
(1)identification of the contract with a customer;
(2)identification of the performance obligations in the contract;
(3)determination of the transaction price;
(4)allocation of the transaction price to the performance obligations in the contract; and
(5)recognition of revenue when, or as, the Company satisfies a performance obligation.
Customers engage the Company to perform one integrated service—collect the customer’s money and deliver funds to the intended recipient in the currency requested. Payment is generally due from the customer upfront upon initiation of a transaction, when the customer simultaneously agrees to the Company’s terms and conditions.
Revenue is derived from each transaction and varies based on the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was purchased, the disbursement method chosen by the customer, and the country to which the funds are transferred. The Company’s contract with customers can be terminated by the customer without a termination penalty up until the time the funds have been delivered to the intended recipient. Therefore, the Company’s contracts are defined at the transaction level and do not extend beyond the service already provided.
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
Deferred Revenue
The deferred revenue balances from contracts with customers were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Deferred revenue, beginning of the period	$1,250	$833	$1,124	$1,108
Deferred revenue, end of the period	1,020	626	1,020	626

Revenue recognized from amounts included in deferred revenue at the beginning of the period	$675	$509	$926	$617
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
The following table presents the Company’s sales incentives for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Reduction to revenue	$9,051	$8,040	$17,829	$15,595
Marketing expenses	5,023	4,300	11,642	8,527
Total sales incentives	$14,074	$12,340	$29,471	$24,122
Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location for the three and six months ended June 30, 2024 and 2023, attributed to the country in which the sending customer is located:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$201,884	$158,994	$377,277	$298,086
Canada	34,710	27,478	67,659	52,337
Rest of world	69,829	47,561	130,605	87,475
Total revenue	$306,423	$234,033	$575,541	$437,898
4.    Prepaid Expenses & Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Prepaid expenses	$16,939	$8,902
Payment card receivable	10,035	15,599
Tax receivable	4,009	2,813
Other receivables	2,908	—
Restricted cash	2,693	774
Capitalized cloud computing arrangement costs, net	2,494	2,220
Prepaid compensation arrangements	2,000	1,518
Other prepaid expenses and other current assets	1,782	1,317
Prepaid expenses and other current assets	$42,860	$33,143

5.    Property and Equipment
Property and equipment, net consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in thousands)	2024	2023
Capitalized internal-use software	$32,457	$23,195
Computer and office equipment	7,871	8,529
Furniture and fixtures	2,806	2,636
Leasehold improvements	8,233	8,080
Projects in process	524	—
Total gross property and equipment	51,891	42,440
Less: Accumulated depreciation and amortization	(29,713)	(26,430)
Property and equipment, net	$22,178	$16,010
Depreciation and amortization expense related to property and equipment was $2.7 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively.
Depreciation and amortization expense related to property and equipment was $5.2 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively.
Capitalized Internal-Use Software Costs
The following table presents the Company’s capitalized internal-use software, including amortization expense recognized, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Total capitalized internal-use software costs(1)	$4,406	$2,140	$9,262	$3,740
Stock-based compensation costs capitalized to internal-use software	1,281	875	2,768	1,374
Amortization expense(2)	1,845	1,043	3,494	1,943
__________
(1) Amounts are inclusive of stock-based compensation costs capitalized to internal-use software as denoted within the table.
(2) Amounts are included within ‘Depreciation and amortization’ within the Company’s Condensed Consolidated Statements of Operations.
Capitalized Costs of Cloud Computing Arrangements
The following table presents the Company’s capitalized costs related to the implementation of cloud computing arrangements, including amortization expense recognized, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Total capitalized cloud computing arrangement costs	$364	$973	$893	$1,873

Technology and development	$552	$344	$1,049	$671
General and administrative	91	65	181	89
Total amortization expense	$643	$409	$1,230	$760
The following table presents the Company’s total capitalized cloud computing arrangement costs, net of accumulated amortization, on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in thousands)	2024	2023
Prepaid expenses and other current assets	$2,494	$2,220
Other noncurrent assets, net	1,200	1,811
Total capitalized cloud computing arrangement costs, net	$3,694	$4,031

6.    Business Combinations
There were no significant acquisitions accounted for as business combinations or divestitures completed in the six months ended June 30, 2024.
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
Approximately $11.9 million of the cash and equity proceeds were held back to satisfy any necessary adjustments, including without limitation, indemnification claims related to general representations and warranties, and any net working capital adjustments. As of the acquisition date, the majority of this holdback was expected to be settled in cash, with the remainder in 133,309 shares of Company common stock and restricted stock units. Such amounts were subject to a 15-month holdback period, net of any amounts necessary to satisfy all unsatisfied or disputed claims for indemnification and net working capital adjustments. As of the acquisition date, this represented approximately $10.4 million in cash and $1.5 million in equity, as discussed above, issuable at the end of the holdback period in Company common stock, subject to the aforementioned adjustments. Refer to the discussion below regarding the settlement of the holdback consideration during the six months ended June 30, 2024.
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
Holdback Liability
The holdback of cash and equity proceeds discussed above was recorded at its acquisition date fair value and was classified as a liability within ‘Other noncurrent liabilities’ on the Company’s Condensed Consolidated Balance Sheets at the acquisition date. The portion of the holdback settled in Company shares was recorded at its fair value through its settlement date, with changes recorded to earnings. The estimated fair value of the portion of the holdback liability settled in equity used both observable and unobservable inputs, specifically considering the price of the Company’s common stock, as well as the probability of payout at the end of the holdback period, and was considered a Level 3 measurement, as defined in ASC 820, Fair Value Measurement (“ASC 820”).
The Company recorded $0.2 million during the six months ended June 30, 2024 to reflect the change in the fair value of the holdback liability. The change in the fair value of the holdback liability during the three months ended June 30, 2024, through the date of settlement in April 2024, was immaterial. The Company recorded $0.2 million and $1.0 million during the three and six months ended June 30, 2023, respectively, to reflect the change in the fair value of the holdback liability. Such amounts were recorded within ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations.

In April 2024, the holdback liability discussed above was settled with a cash payment of $10.3 million and with $2.8 million of equity consideration, consisting of 131,507 shares of Company common stock and restricted stock units. The holdback settlement was adjusted for immaterial post-closing net purchase price adjustments identified during the period.
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
Transaction Costs
There were no transaction costs for the three months ended June 30, 2024. Transaction costs totaled $0.2 million for the six months ended June 30, 2024, which related to the change in the fair value of the holdback liability. Transaction costs totaled $0.3 million and $1.5 million for the three and six months ended June 30, 2023, respectively, which included $0.2 million and $1.0 million, respectively, for the change in the fair value of the holdback liability. Transaction costs are primarily related to the Company’s aforementioned acquisition of Rewire.
Other Disclosures
The results of operations of Rewire are included within the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss since the date of the acquisition.

7.    Intangible Assets
The components of intangible assets as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024				December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(500)	$500	1.5	$1,000	$(333)	$667	2.0
Customer relationships	8,500	(3,188)	5,312	2.5	8,500	(2,125)	6,375	3.0
Developed technology	12,000	(3,600)	8,400	3.5	12,000	(2,400)	9,600	4.0
Total	$21,500	$(7,288)	$14,212		$21,500	$(4,858)	$16,642
The acquired identified intangible assets have estimated useful lives ranging from three to five years. Amortization expense for intangible assets was $1.2 million and $2.4 million for the three and six months ended June 30, 2024 and 2023, respectively.
Expected future intangible asset amortization as of June 30, 2024 was as follows:

(in thousands)	Amount
Remainder of 2024	$2,428
2025	4,858
2026	4,525
2027	2,401
Total	$14,212
8.    Fair Value Measurements
There were no financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024.
Except for the holdback liability related to the Rewire acquisition discussed in Note 6. Business Combinations, there were no financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023.
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
As of June 30, 2024 and December 31, 2023, $1.0 million and $1.2 million, respectively, of unamortized debt issuance costs were included within ‘Other noncurrent assets’ on the Condensed Consolidated Balance Sheets.

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
The 2021 Revolving Credit Facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements, or engage in transactions with affiliates. As of June 30, 2024 and December 31, 2023, financial covenants in the 2021 Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the 2021 Revolving Credit Facility as of June 30, 2024 and December 31, 2023.
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
As of June 30, 2024 and December 31, 2023, the Company had $15.0 million and $130.0 million outstanding, respectively, under the 2021 Revolving Credit Facility. As of both June 30, 2024 and December 31, 2023, the weighted-average interest rate was 9.0%. As of June 30, 2024 and December 31, 2023, the Company had unused borrowing capacity of $262.1 million and $146.8 million, respectively, under the 2021 Revolving Credit Facility. As of June 30, 2024 and December 31, 2023, the Company had $50.0 million and $49.4 million, respectively, in issued, but undrawn, standby letters of credit.
Advance for Future Deposits
As part of the acquisition of Rewire, the Company assumed short-term indebtedness of Rewire that represents an advance for future deposits from Rewire’s amended agreement with one of its financial partners (the “Amendment” and the “Depositor,” respectively) entered into in October 2021. The Amendment has a maturity date of November 2024. The Depositor made an advance payment to Rewire with respect to future deposits (the “Advance for Future Deposits”). The original amount of 9.0 million Israeli shekel, approximately $2.8 million, was transferred as an advance under the Amendment. As of June 30, 2024 and December 31, 2023, the Company had $2.4 million and $2.5 million outstanding under the Amendment, respectively, and was included within ‘Short-term debt’ on the Condensed Consolidated Balance Sheets. The change in the outstanding balance is driven by the change in the foreign exchange conversion rate. The Advance for Future Deposits bears a floating interest rate of 1.4%+ Israeli Prime per annum, paid on a monthly basis. The Israeli Prime rate is defined as the Bank of Israel rate + 1.5%. As of both June 30, 2024 and December 31, 2023, the weighted-average interest rate was 3.0%.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(12,091)	$(18,850)	$(33,171)	$(47,164)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	193,452,628	179,076,496	191,650,713	177,105,720
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.11)	$(0.17)	$(0.27)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	As of June 30,
	2024	2023
Stock options outstanding	9,406,325	12,641,385
RSUs outstanding	25,198,287	27,783,207
ESPP	1,128,472	1,133,662
Shares subject to repurchase	—	31,549
Unvested common stock, subject to service-based vesting conditions, issued in connection with acquisition(1)	52,040	104,080
Equity issuable in connection with acquisition(1)	—	133,309
Total	35,785,124	41,827,192
__________
(1) Refer to Note 6. Business Combinations for further discussion of equity issued or to be issued in connection with the Rewire acquisition.
11.    Common Stock
As of June 30, 2024, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the six months ended June 30, 2024 and 2023.
12.    Stock-Based Compensation
Shares Available for Issuance
As of June 30, 2024, 13,887,897 and 7,308,767 awards remain available for issuance under the 2021 Plan and the ESPP, respectively.
Stock Options
The following is a summary of the Company’s stock option activity during the six months ended June 30, 2024:

	Stock Options
(in thousands, except share and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balances as of January 1, 2024	10,801,396	$4.46	5.87	$161,603
Exercised	(1,289,124)	3.28		19,265
Forfeited	(105,947)	6.39
Balances as of June 30, 2024	9,406,325	4.60	5.34	70,750
Vested and exercisable as of June 30, 2024	8,166,741	3.71	5.08	68,668
Vested and expected to vest as of June 30, 2024	9,406,325	$4.60	5.34	$70,750
_________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the six months ended June 30, 2024 and 2023.
The following is a summary of the Company’s stock option activity during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Aggregate grant-date fair value of options vested	$6,293	$4,396
Intrinsic value of options exercised	19,265	38,750

Restricted Stock Units
Restricted stock unit activity during the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2024	23,555,665	$14.67
Granted	8,692,250	17.27
Vested	(4,952,458)	13.57
Cancelled/forfeited	(2,097,170)	15.22
Unvested at June 30, 2024	25,198,287	$15.73
The following is a summary of the Company’s restricted stock unit activity during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands, except per share data)	2024	2023
Weighted-average grant date fair value of RSUs granted	$17.27	$16.24
Aggregate grant-date fair value of RSUs vested	67,205	50,380
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
The fair value of the ESPP offerings, including those described above, were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant date fair value inputs for new offerings which commenced during the six months ended June 30, 2024 and 2023, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

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
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, and ESPP, included within the Condensed Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 5. Property and Equipment, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Customer support and operations	$259	$419	$612	$624
Marketing	4,521	4,727	8,500	7,710
Technology and development	20,354	18,588	39,981	35,219
General and administrative	12,023	11,466	22,152	20,881
Total	$37,157	$35,200	$71,245	$64,434
As of June 30, 2024, the total unamortized compensation cost related to all non-vested equity awards, including options and RSUs, was $349.0 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.7 years. As of June 30, 2024, the total unrecognized compensation expense related to the ESPP was $7.5 million, which is expected to be amortized over the next 1.7 years.

13.    Restructuring Initiatives
In the six months ended June 30, 2024, as a result of simplifying and scaling certain processes, functions, and team capabilities, the Company continued restructuring initiatives that commenced within the three months ended September 30, 2023 in order to better serve the Company's customers and allow the Company to centralize, transform, and automate global operations. Restructuring costs incurred primarily included severance and certain other associated costs. These specific restructuring initiatives are complete.
The Company incurred no charges and $0.8 million for the three and six months ended June 30, 2024, respectively. There were no charges incurred related to restructuring initiatives for the three and six months ended June 30, 2023.
The following table presents the restructuring costs included within the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2024:

(in thousands)	Amount
Customer support and operations	$758
General and administrative	34
Total restructuring costs	$792
The following table presents the changes in liabilities, including expenses incurred and cash payments resulting from the restructuring costs and related accruals, during the six months ended June 30, 2024:

(in thousands)	Amount
Balance as of December 31, 2023	$78
Expenses incurred	792
Cash payments	(870)
Balance as of June 30, 2024	$—
14.    Related Party Arrangements
There were no significant related party transactions for the three and six months ended June 30, 2024 and 2023.
15.    Income Taxes
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
The Company’s effective tax rates on pre-tax income were (37.4)% and 0.8% for the three months ended June 30, 2024 and 2023, respectively, and (14.8)% and (0.5)% for the six months ended June 30, 2024 and 2023, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21.0% in all periods was primarily the result of foreign income taxed at different rates, changes in the U.S. valuation allowance, non-deductible stock-based compensation, and recognition of a discrete income tax benefit, primarily driven by excess stock-based compensation deductions.
The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of June 30, 2024, tax years 2012 through 2023 remain open for examination by taxing authorities.
16.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s amended and restated certificate of incorporation and amended and restated bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of June 30, 2024 and December 31, 2023.

Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable, as defined under GAAP, and estimable. Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies as of June 30, 2024 and December 31, 2023.
Indirect taxes
The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company continually evaluates those jurisdictions in which indirect tax obligations exist to determine whether a loss is probable, as defined under GAAP, and the amount can be estimated. Determination of whether a loss is probable, and an estimate can be made, is a complex undertaking and takes into account the judgment of management, third-party research, and the potential outcome of negotiation and interpretations by regulators and courts, among other information. Such assessments include consideration of management’s evaluation of domestic and international tax laws and regulations, external legal advice, and the extent to which they may apply to the Company’s business and industry. The Company’s assessment of probability includes consideration of recent inquiries with, or actions taken, by regulators and courts, potential or actual self-disclosure, and applicability of tax rules and the Company will continue to evaluate the accounting and disclosure of any related contingencies as they arise.
As a result of this assessment, management has recorded an estimated liability within ‘Accrued expenses and other current liabilities’. The Company’s estimate is based on the totality of factors including applicability of the tax rules, correspondence with tax authorities including payments made, and tax analysis and documentation supporting the Company’s positions.
Although the Company believes its indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits or settlements could be materially different than the amounts recorded.
Purchase Commitments
The disclosure of purchase commitments in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company routinely enters into marketing and advertising contracts, software subscriptions or other service arrangements, including cloud infrastructure arrangements, and compliance-application related arrangements that contractually obligate us to purchase services, including minimum service quantities, unless given notice of cancellation based on the applicable terms of the agreements. During the three months ended June 30, 2024, the Company entered into a three-year cloud infrastructure arrangement in an amount of $6.9 million, increasing the total future minimum payments under non-cancellable purchase commitments from the amounts disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Lease Agreement Not Yet Commenced
In June 2024, the Company entered into an agreement to lease certain office space in Seattle, Washington, for the use of its corporate headquarters office. The lease payment term begins on July 1, 2025 for a period of seven years with optional renewal periods available. The total contractual commitment related to this lease, including contractual lease increases, is approximately $22.9 million, exclusive of variable maintenance and operating expenses under the lease agreement. Leasehold improvements within the office space will be constructed under the Company’s direction, and the Company will be entitled to an allowance for a substantial portion of the improvements.
The Company will recognize the related right-of-use asset and operating lease liability on its balance sheet when it gains control of the leased office space.
Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$3,388	$3,069	$3,359	$3,762
Provisions for transaction losses	16,292	9,038	27,660	19,146
Losses incurred, net of recoveries	(15,996)	(9,299)	(27,335)	(20,100)
Ending balance	$3,684	$2,808	$3,684	$2,808

17.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Trade settlement liability(1)	$71,578	$58,950
Accrued transaction expense	20,184	18,500
Accrued marketing expense	14,616	13,633
Accrued salary, benefits, and related taxes	10,830	10,251
Accrued taxes and taxes payable	7,329	9,259
ESPP employee contributions	3,819	3,565
Reserve for transaction losses	3,684	3,359
Holdback liability(2)	—	12,990
Other accrued expenses	13,411	15,295
Total	$145,451	$145,802
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
(2) Refer to Note 6. Business Combinations for further detail on the Holdback liability, which was settled in April 2024.
18.    Supplemental Cash Flow Information
The supplemental disclosures of cash flow information consisted of the following:

	Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$1,269	$771
Cash paid for income taxes	3,239	804
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,310	$5,414
Vesting of early exercised options	48	245
Stock-based compensation expense capitalized to internal-use software	2,768	1,374
Settlement of equity amounts previously held back for acquisition consideration	2,783	—
Issuance of common stock for acquisition consideration	—	6,635
Issuance of common stock, subject to service-based vesting conditions, in connection with acquisition	—	581
Amounts held back for acquisition consideration	—	11,899
Settlement of preexisting net receivable in exchange for net assets acquired in business combination	—	2,401

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
To deliver on our brand promise, we have a differentiated approach that aligns with the specific needs and interests of our customers who are sending money across borders and solves the problems they often face. There are four core elements to our differentiated approach:
•Mobile First. Our mobile app for cross-border remittances provides an easy-to-use, end-to-end process with a simple and reliable user experience that delivers peace of mind. In just a few minutes, customers are able to set up and send money for the first time with Remitly, and repeat transactions are easier with just a few taps. Our customers and their recipients can also track the status of their transactions as they are processed, and we provide a reliability promise to customers which is underpinned by our sophisticated risk models, high quality network, and empathetic customer service. This mobile-first experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty. Our services are highly non-discretionary for our customers which results in high revenue visibility throughout economic cycles.
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
Our disbursement network enables us to send (or pay-out) funds to over 5.0 billion bank accounts and mobile wallets and approximately 470,000 cash pick-up options including various currencies provided. We focus on creating financial inclusion by providing payout optionality and access for recipients who do not always have convenient access to traditional banking. We believe our focus on financial inclusion creates peace of mind for our customers and their families while attracting and retaining loyal customers.
•Highly Attractive Unit Economics. Our data driven approach to optimizing customer lifetime value combined with a localized and scalable marketing platform allows us to acquire new customers at highly attractive unit economics. As we continue to improve customer lifetime value through product enhancements and changes to variable operating costs, we can optimize marketing spend to drive both growth and efficiency with a focus on maintaining strong unit economics. We believe our expertise in localizing our marketing, products, and customer support at scale is a key differentiator and enables us to provide customers with a personalized experience that drives peace of mind while also delivering high returns on marketing and product investments.

•Superior Technology Platform. We believe that our differentiated approach to building our technology infrastructure enables a great customer experience and allows us to scale to meet customer demands in a more flexible way. We have been able to scale to more customers, more regions, and more use cases while continuing to get better at our reliability, speed, and performance due to our investments and unique approach to our technology platform. This enables not only our ability to scale, but also accelerates innovation on behalf of our customers - whether that is doing simple things well or about enabling new use cases like complementary new products over time. Because our customers initiate transfers digitally, we capture and leverage a body of transaction-related data that provides insight into customer behavior and customer experience. This data and the analytics we perform help to inform our marketing investments and product development prioritization. In addition, we leverage our data platform and proprietary models to improve our compliance systems and manage pricing, treasury, fraud risk, and customer support. Finally, our proactive investments in artificial intelligence and machine learning have continued to drive scaled improvement in the areas of fraud and risk, pricing, customer support, and marketing.
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
Active Customers

	Three Months Ended June 30,
(in thousands)	2024	2023
Active customers	6,851	5,033
We believe that the number of our active customers is an important indicator of customer engagement, customer retention, and the overall growth of our business.
Active customers increased to approximately 6.9 million, or 36% growth, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was primarily due to an increase in the number of new customers, driven by investments in our mobile platform and efficient marketing spend, our focus on customer experience and how we serve our customers, expansion of our global disbursement network, and the continued diversification across both send and receive countries. While we continue to see strong results in our largest existing receive countries (India, Mexico, and the Philippines), our successful diversification of our corridor portfolio across both send and receive countries has contributed to new customer growth.

Send Volume

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Send volume	$13,241	$9,580	$24,705	$18,124
We measure send volume to assess the scale of remittances sent using our platform. Our customers mostly send from the United States, Canada, the United Kingdom, and other countries in Europe. Our customers and their recipients are located in over 170 countries and territories across the globe; the largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased 38% to $13.2 billion for the three months ended June 30, 2024, compared to $9.6 billion for the three months ended June 30, 2023, driven by the increase in active customers.
Send volume increased 36%, to $24.7 billion for the six months ended June 30, 2024, compared to $18.1 billion for the six months ended June 30, 2023, driven by the increase in active customers.
Key Factors Affecting Our Performance
Customer Retention and High Customer Engagement
Our send volume is primarily driven by existing customers who regularly use our remittance product to send money to family and friends. We believe our mobile-first products and superior customer experience encourage high retention and repeat usage, which are significant though not the only drivers of our performance.
We measure active customers to monitor the growth and performance of our customer base. The majority of our active customers send money for recurring, non-discretionary needs multiple times per month, providing a recurring revenue stream with high predictability and durability.
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

Seasonality
Our operating results and metrics are subject to seasonality, which may result in fluctuations in our quarterly revenues and operating results. For example, active customers and send volume generally peak as customers send gifts for regional and global holidays including, most notably, in the fourth quarter around the Christmas holiday. This seasonality typically drives higher fourth quarter customer acquisition, which generally results in higher fourth quarter marketing costs and transaction losses. It also results in higher transactions and transaction expenses, along with higher working capital needs. Other periods of favorable seasonality include Ramadan/Eid, Lunar New Year/Tết, and Mother’s Day, although the impact is generally lower than the seasonality we see in the fourth quarter and the timing of some of these holidays varies from year to year. Conversely, we typically observe lower customer acquisition and existing customer activity through most of the first quarter, especially in regions that experience favorable seasonality in the fourth quarter. Following the fourth quarter, typically the second quarter is seasonally the next strongest quarter from an existing customer activity perspective, however customer activity and the impact on financial results can vary across quarters based on the timing of holidays and other geographic drivers. Additionally, the number of business days in a quarter and the day of the week that the last day of the quarter falls on may also introduce variability in our results, working capital balances, or cash flows period over period.
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
Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including inflation, currency fluctuations, immigration, regulatory changes, trade and regulatory policies, regional and global conflicts, global crises and natural disasters, unemployment, potential recession, and the rate of digital remittance adoption impact demand for our services and the options that we can offer. These factors evolve over time, and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, and changes to digital adoption trends may shift the timing and volume of transactions, or the number of customers using our service. In addition, foreign currency movements impact our business in numerous ways. For example, as the U.S. dollar strengthens, we see customers in certain markets taking advantage of the ability to get more local currency to their families and friends. We also believe the strength of the U.S. dollar and the strength of other developed market currencies versus emerging market currencies make it easier to acquire new customers in certain markets. Conversely, expansion of our international business can negatively impact our condensed consolidated results when these currencies weaken against the U.S. dollar. As we grow, we are becoming more diversified across geographies and currencies, which can help mitigate some localized geopolitical risks and macroeconomic trends. As foreign currency can have a significant impact on our business, we strive to maintain a diversified cash balance portfolio and frequently assess for foreign currency cash concentrations. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Company’s notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more comprehensive description of current business concentrations.

Components of Results of Operations
Revenue
Our revenue is generated on transaction fees charged to customers and foreign exchange spreads between the foreign exchange rate offered to customers and the foreign exchange rate on our currency purchases. Revenue is recognized, in an amount that reflects the consideration we expect to be entitled to in exchange for services provided, when control of these services is transferred to our customers, which is the time the funds have been delivered to the intended recipient.
Costs and expenses
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses, and fees paid to payment processors for funding transactions. Transaction expenses also include credit losses, chargebacks, fraud prevention, fraud management tools, and compliance tools. We establish reserves for transaction losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Over the long term we expect to continue to benefit from increasing scale and improvements in our proprietary fraud models, although we expect some variability in transaction expense from quarter to quarter.
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
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development, and maintenance of both new and existing products and services, including salaries, benefits, and stock-based compensation expense. Technology and development expenses also include professional services fees and costs for software subscription services dedicated for use by our technology and development teams, as well as other company-wide technology tools. Technology and development expenses also include product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs do not qualify for capitalization. Technology and development costs are generally expensed as incurred and do not include software development costs which qualify for capitalization as internal-use software. The amortization of internal-use software costs which were capitalized in accordance with ASC 350-40, Intangibles - Goodwill and Other-Internal-Use Software, are separately presented under the caption ‘Depreciation and amortization’ within the Condensed Consolidated Statements of Operations included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Results of Operations
Comparison of the three and six months ended June 30, 2024 and 2023
The following tables set forth our results of operations together with the dollar and percentage change for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Revenue	$306,423	$234,033	$72,390	31%	$575,541	$437,898	$137,643	31%
Costs and expenses
Transaction expenses	107,780	80,187	27,593	34%	197,661	154,253	43,408	28%
Customer support and operations	19,999	21,483	(1,484)	(7)%	40,118	41,414	(1,296)	(3)%
Marketing	77,056	53,600	23,456	44%	145,070	97,723	47,347	48%
Technology and development	67,554	54,309	13,245	24%	130,760	103,685	27,075	26%
General and administrative	45,889	39,490	6,399	16%	90,062	80,898	9,164	11%
Depreciation and amortization	3,907	3,187	720	23%	7,585	6,216	1,369	22%
Total costs and expenses	322,185	252,256	69,929	28%	611,256	484,189	127,067	26%
Loss from operations	(15,762)	(18,223)	2,461	(14)%	(35,715)	(46,291)	10,576	(23)%
Interest income	1,942	1,368	574	42%	4,168	3,392	776	23%
Interest expense	(745)	(592)	(153)	26%	(1,514)	(981)	(533)	54%
Other income (expense), net	5,764	(1,546)	7,310	(473)%	4,178	(3,057)	7,235	(237)%
Loss before provision (benefit) for income taxes	(8,801)	(18,993)	10,192	(54)%	(28,883)	(46,937)	18,054	(38)%
Provision (benefit) for income taxes	3,290	(143)	3,433	(2401)%	4,288	227	4,061	1789%
Net loss	$(12,091)	$(18,850)	$6,759	(36)%	$(33,171)	$(47,164)	$13,993	(30)%
The following discussion and analysis is for the three and six months ended June 30, 2024, compared to the same period in 2023, unless otherwise stated.

Revenue
Revenue increased 31%, or $72.4 million and $137.6 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. This increase was primarily driven by a 36% increase in active customers period over period, continued strength in the retention of existing customers, and a continued mix shift trending towards digital disbursements. Revenue derived from each transaction varies based on a number of attributes, including the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was disbursed, the disbursement method chosen by the customer, and the country to which the funds are transferred.
As a reflection of this growth, send volume increased 38% and 36% to $13.2 billion and $24.7 billion for the three and six months ended June 30, 2024, respectively, as compared to $9.6 billion and $18.1 billion for the three and six months ended June 30, 2023, respectively.
Transaction Expenses
Transaction expenses increased $27.6 million, or 34%, to $107.8 million for the three months ended June 30, 2024, compared to $80.2 million for the three months ended June 30, 2023. The increase was primarily due to a $19.6 million, or 30%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients and a $7.5 million increase in our provision for fraud and other losses.
Transaction expenses increased $43.4 million, or 28%, to $197.7 million for the six months ended June 30, 2024, compared to $154.3 million for the six months ended June 30, 2023. The increase was primarily due to a $33.7 million, or 27%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients and a $8.9 million increase in our provision for fraud and other losses.
As a percentage of revenue, transaction expenses increased to 35% for the three months ended June 30, 2024, as compared to 34% for the three months ended June 30, 2023.

As a percentage of revenue, transaction expenses decreased to 34% for the six months ended June 30, 2024, as compared to 35% for the six months ended June 30, 2023.
Customer Support and Operations Expenses
Customer support and operations expenses decreased $1.5 million, or 7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily driven by a $1.2 million decrease in personnel-related costs driven by a decrease in customer support and operations headcount compared to the three months ended June 30, 2023.
Customer support and operations expenses decreased $1.3 million, or 3%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily driven by a $1.8 million decrease in personnel-related costs driven by a decrease in customer support and operations headcount compared to the six months ended June 30, 2023. This was partially offset by a $0.8 million increase to restructuring costs primarily related to severance (refer to Note 13. Restructuring Initiatives in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the restructuring costs).
As a percentage of revenue, customer support and operations expenses decreased to 7% for both the three and six months ended June 30, 2024, from 9% for both the three and six months ended June 30, 2023. The decrease was primarily due to process improvements and automation driving scale across customer support headcount at internal and third-party customer support sites.
Marketing Expenses
Marketing expenses increased $23.5 million, or 44%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to an increase of $20.9 million in advertising expense and other targeted marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. In addition, personnel-related costs increased by $1.7 million, driven by a 13% increase in marketing headcount compared to the three months ended June 30, 2023.
Marketing expenses increased $47.3 million, or 48%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to an increase of $40.8 million in advertising expense and other targeted marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. In addition, personnel-related costs increased by $5.2 million, driven by a 16% increase in marketing headcount compared to the six months ended June 30, 2023.
Technology and Development Expenses
Technology and development expenses increased $13.2 million, or 24%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was driven by $10.5 million in personnel-related expenses, net of personnel-related expenses capitalized as internal-use software, resulting from a 16% increase in headcount compared to the three months ended June 30, 2023, as part of our continued investment in our technology platform. The increase in technology and development expense was also driven by a $2.0 million increase in software costs for cloud services to support incremental transaction volume.

Technology and development expenses increased $27.1 million, or 26%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was driven by $22.3 million in personnel-related expenses, net of personnel-related expenses capitalized as internal-use software, resulting from a 16% increase in headcount compared to the six months ended June 30, 2023, as part of our continued investment in our technology platform. The increase in technology and development expense was also driven by a $4.0 million increase in software costs for cloud services to support incremental transaction volume.
General and Administrative Expenses
General and administrative expenses increased $6.4 million, or 16%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily driven by a $5.9 million increase in personnel-related expenses resulting from a 13% increase in headcount compared to the three months ended June 30, 2023.
General and administrative expenses increased $9.2 million, or 11%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily driven by a $11.5 million increase in personnel-related expenses resulting from a 12% increase in headcount compared to the six months ended June 30, 2023. The increase in general and administrative expenses was partially offset by a reduction in indirect taxes and other operating expenses.
As a percentage of revenue, general and administrative expenses decreased to 15% and 16% for the three and six months ended June 30, 2024, respectively, from 17% and 18% for the three and six months ended June 30, 2023, respectively, as we begin to leverage scale in our general and administrative functions.
Depreciation and Amortization
Depreciation and amortization increased $0.7 million and $1.4 million, or 23% and 22%, respectively, for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The increase is primarily driven by an increase in amortization of internal-use software.
Interest Income
Interest income increased $0.6 million and $0.8 million for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. These increases are primarily due to an increase in interest rates and an increase in average invested balances throughout the quarter.
Interest Expense
Interest expense increased $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023, primarily due to draws on the 2021 Revolving Credit Facility.
Other Income (Expense), Net
Other income (expense), net is primarily driven by unrealized losses and gains on foreign exchange remeasurements of certain foreign currency denominated monetary assets and liabilities.
Provision (Benefit) for Income Taxes
The provision for income taxes increased $3.4 million and $4.1 million for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. The increase is primarily due to increases in taxable income in certain foreign jurisdictions and decreases in discrete income tax benefits related to excess stock-based compensation deductions.
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
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net loss. Adjusted EBITDA is calculated as net loss adjusted by (i) interest (income) expense, net; (ii) provision for income taxes; (iii) noncash charges of depreciation and amortization; (iv) gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment; (vi) noncash stock-based compensation expense, net; and (vii) certain acquisition, integration, restructuring, and other costs.
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
•Adjusted EBITDA excludes stock-based compensation expense, net, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
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
The following table sets forth a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(12,091)	$(18,850)	$(33,171)	$(47,164)
Add:
Interest income, net	(1,197)	(776)	(2,654)	(2,411)
Provision (benefit) for income taxes	3,290	(143)	4,288	227
Depreciation and amortization	3,907	3,187	7,585	6,216
Foreign exchange (gain) loss	(5,962)	1,482	(4,393)	2,987
Stock-based compensation expense, net	37,157	35,200	71,245	64,434
Acquisition, integration, restructuring, and other costs(1)	—	316	1,468	1,489
Adjusted EBITDA	$25,104	$20,416	$44,368	$25,778
__________
(1) Acquisition, integration, restructuring, and other costs for the six months ended June 30, 2024 consisted primarily of $0.8 million in restructuring charges incurred, $0.5 million of non-recurring legal charges, and $0.2 million related to the change in the fair value of the holdback liability associated with the acquisition of Rewire (O.S.G.) Research and Development Ltd. ("Rewire"). Acquisition, integration, restructuring, and other costs for the three months ended June 30, 2023 consisted primarily of $0.2 million related to the change in the fair value of the holdback liability. Acquisition, integration, restructuring, and other costs for the six months ended June 30, 2023 consisted primarily of $1.0 million related to the change in the fair value of the holdback liability and $0.5 million of expenses incurred in connection with the acquisition and integration of Rewire. Refer to Note 6. Business Combinations and Note 13. Restructuring Initiatives in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these costs.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of June 30, 2024 and December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $185.2 million and $323.7 million, respectively, as well as funds available under the 2021 Revolving Credit Facility, which we entered into in September 2021. The 2021 Revolving Credit Facility was amended on December 20, 2023 to increase the revolving commitments from $250.0 million (including a $60.0 million letter of credit sub-facility) to $325.0 million. We have historically financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads. In recent periods, we have supplemented those cash flows with borrowings on our 2021 Revolving Credit Facility, primarily to support customer transaction volumes during peak periods and weekends, which we expect to continue to do in the future. During the six months ended June 30, 2024, we cumulatively borrowed $570.0 million against this credit facility and repaid $685.0 million. The outstanding balance of $15.0 million as of June 30, 2024 was subsequently repaid the following business day on July 1, 2024. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the 2021 Revolving Credit Facility (including the letter of credit sub-facility), which included active borrowings and repayments during the six months ended June 30, 2024. As of June 30, 2024, we have unused borrowing capacity of $262.1 million.

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
Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new corridors, and the timing of introductions of new products and enhancements of existing products, and other strategic investments. Furthermore, certain jurisdictions where we operate require us to hold eligible liquid assets, based on regulatory or legal requirements, equal to the aggregate amount of all customer balances that have not yet been disbursed. In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, we expect that our operating expenses may continue to increase to support the continued growth of our business, including increased investments in our technology to support product improvements, new product development, and geographic expansion. We also routinely enter into marketing and advertising contracts, software subscriptions and other service arrangements, including cloud infrastructure arrangements, which are generally entered into in the ordinary course of business, and that can include minimum purchase quantities, requiring us to utilize cash on hand to fulfill these amounts. Refer to “Contractual Obligations and Commitments” discussed further below.
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
The following table shows a summary of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities(1)	$(7,909)	$(54,196)
Investing activities	(8,570)	(44,843)
Financing activities(1)	(118,631)	25,883
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,229)	663
Net decrease in cash, cash equivalents, and restricted cash	$(136,339)	$(72,493)
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
For the six months ended June 30, 2024, net cash used in operating activities was $7.9 million, which was primarily driven by timing impacts of current growth in our global network. Specifically, as a result of both growth and timing, we saw an increase in customer funds receivable of $82.1 million and a decrease in customer liabilities of $10.7 million, offset by a decrease in disbursement prefunding of $45.1 million, which were the key drivers for the changes in our operating assets and liabilities which decreased operating cash flows by $53.8 million. This was partially offset by cash generated from our operations, when excluding the $79.0 million of noncash charges included within the $33.2 million net loss for the period.
For the six months ended June 30, 2023, net cash used in operating activities was $54.2 million, which was primarily driven by an increase in overall growth in our global network of funding and disbursement partnerships and an increase in volume of customer transactions to support the holiday weekend, which encompassed both domestic and international holidays. Specifically, as a result of both growth and timing, we saw an increase in disbursement prefunding of $117.9 million, offset by a decrease in customer funds receivable of $54.2 million, which were the key drivers for the unfavorable changes in our operating assets and liabilities of $79.9 million. This change in our operating assets and liabilities was also partially offset by cash generated from our operations, when excluding the $72.9 million of noncash charges included within the $47.2 million net loss for the period.

Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment, capitalization of internal-use software, and cash paid for acquisitions of businesses, net of acquired cash, cash equivalents, and restricted cash.
Net cash used in investing activities was $8.6 million for the six months ended June 30, 2024, a decrease of $36.2 million, compared to net cash used in investing activities of $44.8 million for the six months ended June 30, 2023. This decrease was primarily driven by the acquisition of Rewire in the first quarter of 2023 of $40.9 million, offset by an increase in capitalized internal-use software costs of $4.2 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.
Financing Activities
Cash used in financing activities consists primarily of borrowings on our 2021 Revolving Credit Facility, proceeds from the exercise of stock options, and proceeds from the issuance of common stock in connection with ESPP, offset by repayments of borrowings and other indebtedness.
Net cash used in financing activities for the six months ended June 30, 2024 was $118.6 million, an increase of $144.5 million, compared to net cash provided by financing activities for the six months ended June 30, 2023 of $25.9 million. This increase was primarily driven by the net repayments on our 2021 Revolving Credit Facility of $115.0 million and the settlement of amounts previously held back for the Rewire acquisition of $10.3 million in the six months ended June 30, 2024.
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
During the six months ended June 30, 2024, other than software, cloud infrastructure (as described below), marketing, compliance-tool related contracts, and leases (as described below) entered into in the normal course of business, there were no other material changes to the contractual obligations and contingencies as disclosed in Note 18. Commitments and Contingencies and Note 20. Leases in the notes to the consolidated financial statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2023. For further discussion of commitments and contingencies, also refer to Note 16. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Purchase Commitments
During the three months ended June 30, 2024, we entered into a three-year cloud infrastructure arrangement. For further details on this arrangement, refer to Note 16. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Significant Lease Not Yet Commenced
In June 2024, we entered into an agreement to lease certain office space in Seattle, Washington, for the use of our corporate headquarters office. For further details on this lease agreement, refer to Note 16. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2024, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than 12 months, and are typically month-to-month in nature. As described in the notes to the consolidated financial statements in our Annual Report on Form 10-K, we elected not to record leases on our Condensed Consolidated Balance Sheets if the lease term is 12 months or less. For further information on our lease arrangements, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
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

There have been no material changes, other than as described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements to the Company’s critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of June 30, 2024 and December 31, 2023, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net loss was generated, would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $13.4 million and $19.3 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of transactions sent through our platform. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2024, we issued 112,888 shares of our common stock to former shareholders of Rewire in connection with the release of equity proceeds held back pursuant to the terms of the Rewire acquisition. The shares were issued to former shareholders that were not a “U.S. person,” as defined in Rule 902 of Regulation S under the Securities Act, or were an “accredited investor,” and the issuances were exempt from the registration requirements of the Securities Act under Regulation S and Rule 506 of Regulation D, respectively. The shares bear a restrictive Securities Act legend. See Note 6. Business Combinations in our notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, none of our officers or directors adopted, modified, or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Amended and Restated Bylaws		8-K	001-40822	3.1	March 20, 2024
10.1	2021 Employee Stock Purchase Plan, as amended, and forms of award agreements thereunder	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
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

Remitly Global, Inc.

Date:	July 31, 2024	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2024	By:	/s/ Hemanth Munipalli
Hemanth Munipalli
Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2024	By:	/s/ Gail Miller
Gail Miller
Chief Accounting Officer
(Principal Accounting Officer)