Form 10-Q
period 2024-09-30
Remitly Global, Inc.
filed 2024-10-30
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2024, the registrant had 198,061,161 shares of common stock, $0.0001 par value per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$324,434	$323,710
Disbursement prefunding	219,643	195,848
Customer funds receivable, net	276,096	379,417
Prepaid expenses and other current assets	41,083	33,143
Total current assets	861,256	932,118
Property and equipment, net	24,364	16,010
Operating lease right-of-use assets	10,768	9,525
Goodwill	54,940	54,940
Intangible assets, net	12,548	16,642
Other noncurrent assets, net	6,554	7,071
Total assets	$970,430	$1,036,306
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,825	$35,051
Customer liabilities	194,122	177,473
Short-term debt	2,426	2,481
Accrued expenses and other current liabilities	105,234	145,802
Operating lease liabilities	5,488	6,032
Total current liabilities	324,095	366,839
Operating lease liabilities, noncurrent	5,770	4,477
Long-term debt	—	130,000
Other noncurrent liabilities	9,742	5,653
Total liabilities	339,607	506,969
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of September 30, 2024 and December 31, 2023 both; 198,033,845 and 188,435,952 shares issued and outstanding, as of September 30, 2024 and December 31, 2023, respectively	20	19
Additional paid-in capital	1,151,479	1,020,286
Accumulated other comprehensive income	1,881	335
Accumulated deficit	(522,557)	(491,303)
Total stockholders’ equity	630,823	529,337
Total liabilities and stockholders’ equity	$970,430	$1,036,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$336,527	$241,629	$912,068	$679,527
Costs and expenses
Transaction expenses(1)	115,554	85,742	313,215	239,995
Customer support and operations(1)	21,792	21,190	61,910	62,604
Marketing(1)	74,792	61,351	219,862	159,074
Technology and development(1)	68,446	57,014	199,206	160,699
General and administrative(1)	50,920	49,817	140,982	130,715
Depreciation and amortization	4,655	3,418	12,240	9,634
Total costs and expenses	336,159	278,532	947,415	762,721
Income (loss) from operations	368	(36,903)	(35,347)	(83,194)
Interest income	2,065	1,808	6,233	5,200
Interest expense	(760)	(585)	(2,274)	(1,566)
Other income (expense), net	2,094	283	6,272	(2,774)
Income (loss) before provision for income taxes	3,767	(35,397)	(25,116)	(82,334)
Provision for income taxes	1,850	258	6,138	485
Net income (loss)	$1,917	$(35,655)	$(31,254)	$(82,819)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.20)	$(0.16)	$(0.46)
Diluted	$0.01	$(0.20)	$(0.16)	$(0.46)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	196,169,417	182,598,013	193,167,942	178,956,602
Diluted	205,251,546	182,598,013	193,167,942	178,956,602
__________________
(1) Exclusive of depreciation and amortization, shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$1,917	$(35,655)	$(31,254)	$(82,819)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,285	(992)	1,546	(399)
Comprehensive income (loss)	$4,202	$(36,647)	$(29,708)	$(83,218)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2024
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	188,435,952	$19	$1,020,286	$335	$(491,303)	$529,337
Issuance of common stock in connection with ESPP	439,247	—	5,004	—	—	5,004
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	3,500,485	—	2,530	—	—	2,530
Taxes paid related to net shares settlement of equity awards	(64,634)	—	(1,366)	—	—	(1,366)
Stock-based compensation expense	—	—	35,575	—	—	35,575
Other comprehensive loss	—	—	—	(642)	—	(642)
Net loss	—	—	—	—	(21,080)	(21,080)
Balance as of March 31, 2024	192,311,050	$19	$1,062,029	$(307)	$(512,383)	$549,358
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	2,741,097	1	1,712	—	—	1,713
Issuance of common stock previously held back for acquisition consideration	131,507	—	2,783	—	—	2,783
Taxes paid related to net shares settlement of equity awards	(87,676)	—	(1,202)	—	—	(1,202)
Stock-based compensation expense	—	—	38,438	—	—	38,438
Other comprehensive loss	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	(12,091)	(12,091)
Balance as of June 30, 2024	195,095,978	$20	$1,103,760	$(404)	$(524,474)	$578,902
Issuance of common stock in connection with ESPP	387,058	—	4,378	—	—	4,378
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	2,456,427	—	1,560	—	—	1,560
Donation of common stock	181,961	—	2,587	—	—	2,587
Taxes paid related to net shares settlement of equity awards	(87,579)	—	(1,206)	—	—	(1,206)
Stock-based compensation expense	—	—	40,400	—	—	40,400
Other comprehensive income	—	—	—	2,285	—	2,285
Net income	—	—	—	—	1,917	1,917
Balance as of September 30, 2024	198,033,845	$20	$1,151,479	$1,881	$(522,557)	$630,823
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

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(31,254)	$(82,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,240	9,634
Stock-based compensation expense, net	110,523	101,007
Donation of common stock	2,587	4,600
Other	299	4,674
Changes in operating assets and liabilities:
Disbursement prefunding	(23,795)	(52,162)
Customer funds receivable	100,539	(68,553)
Prepaid expenses and other assets	(6,787)	(9,652)
Operating lease right-of-use assets	4,475	3,796
Accounts payable	(18,285)	10,448
Customer liabilities	16,811	29,211
Accrued expenses and other liabilities	(23,521)	28,118
Operating lease liabilities	(4,982)	(3,470)
Net cash provided by (used in) operating activities	138,850	(25,168)
Cash flows from investing activities
Purchases of property and equipment	(3,192)	(2,268)
Capitalized internal-use software costs	(9,288)	(4,249)
Cash paid for acquisition, net of acquired cash, cash equivalents, and restricted cash	—	(40,933)
Net cash used in investing activities	(12,480)	(47,450)
Cash flows from financing activities
Proceeds from exercise of stock options	5,754	12,258
Proceeds from issuance of common stock in connection with ESPP	9,382	6,046
Proceeds from revolving credit facility borrowings	863,000	424,000
Repayments of revolving credit facility borrowings	(993,000)	(424,000)
Taxes paid related to net share settlement of equity awards	(3,774)	(4,711)
Cash paid for settlement of amounts previously held back for acquisition consideration	(10,261)	—
Repayment of assumed indebtedness	—	(17,068)
Net cash used in financing activities	(128,899)	(3,475)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	3,941	(599)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,412	(76,692)
Cash, cash equivalents, and restricted cash at beginning of period	325,029	300,734
Cash, cash equivalents, and restricted cash at end of period	$326,441	$224,042
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$324,434	$223,273
Restricted cash included in prepaid expenses and other current assets	1,034	715
Restricted cash included in other noncurrent assets, net	973	54
Total cash, cash equivalents, and restricted cash	$326,441	$224,042
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Remitly Global, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Reclassification
The condensed consolidated financial statements and accompanying notes have been prepared consistently, with the exception of certain prior year amounts which have been reclassified to conform with the current period presentation. Reclassifications include a change in presentation of shares purchased under the ESPP within the Condensed Consolidated Statements of Cash Flows. Beginning in the year ended December 31, 2023, the Company changed the presentation of shares purchased under the Employee Stock Purchase Plan (“ESPP”) to reflect an operating cash outflow for compensation paid to employees and a financing cash inflow for cash paid by employees in exchange for shares. Previously, such activity was treated and disclosed as noncash activity for the nine months ended September 30, 2023. The Company has conformed the prior period statement of cash flows to the current period presentation to enhance transparency and provide comparability.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported and disclosed within the condensed consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition including the treatment of sales incentive programs, reserves for transaction losses, stock-based compensation expense, the carrying value of operating lease right-of-use assets and operating lease liabilities, the recoverability of deferred tax assets, capitalization of software development costs, goodwill, and intangible assets. The key assumptions applied for the value of the intangible assets include revenue growth rates for a hypothetical market participant, selected discount rates, as well as migration curves for developed technology. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Actual results could differ from these estimates and assumptions, and these differences could be material to the condensed consolidated financial statements.

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash, cash equivalents, and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the three and nine months ended September 30, 2024 and 2023.
For the three and nine months ended September 30, 2024 and 2023, no individual customer represented 10% or more of total revenues or customer funds receivable.
Cash and Cash Equivalents
The Company holds its cash and cash equivalents with financial institutions throughout the world, which management assesses to be of high credit quality. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, so long as the Company has legal title to such amounts held in these accounts. Amounts that are held in accounts for which the Company does not have legal title to are recorded separately on the Condensed Consolidated Balance Sheets, typically as disbursement prefunding balances. Cash and cash equivalents consist of cash on hand and various deposit accounts, including accounts held in the Company’s name for the benefit of the Company’s customers for which the Company has control.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the nine months ended September 30, 2024, except as noted above.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $54.6 million and $48.3 million during the three months ended September 30, 2024 and 2023, respectively. Advertising expenses totaled $163.1 million and $123.5 million during the nine months ended September 30, 2024 and 2023, respectively.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
None.
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company will adopt this new guidance beginning with its annual report for fiscal year ending December 31, 2024. The Company is currently evaluating the potential impact of adopting this new guidance to its condensed consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance to its condensed consolidated financial statements and related disclosures.
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
Deferred Revenue
The deferred revenue balances from contracts with customers were as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Deferred revenue, beginning of the period	$1,020	$626	$1,124	$1,108
Deferred revenue, end of the period	857	889	857	889

Revenue recognized from amounts included in deferred revenue at the beginning of the period	$907	$296	$1,008	$735
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
The following table presents the Company’s sales incentives for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Reduction to revenue	$10,219	$8,528	$28,048	$24,123
Marketing expenses	4,494	4,765	16,136	13,292
Total sales incentives	$14,713	$13,293	$44,184	$37,415
Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location for the three and nine months ended September 30, 2024 and 2023, attributed to the country in which the sending customer is located:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
United States	$219,066	$160,729	$596,343	$458,815
Canada	36,022	29,501	103,681	81,838
Rest of world	81,439	51,399	212,044	138,874
Total revenue	$336,527	$241,629	$912,068	$679,527
4.    Prepaid Expenses & Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Prepaid expenses	$16,430	$8,902
Payment card receivable	10,734	15,599
Tax receivable	3,801	2,813
Other receivables	2,763	—
Capitalized cloud computing arrangement costs, net	2,445	2,220
Prepaid compensation arrangements	2,039	1,518
Restricted cash	1,034	774
Other prepaid expenses and other current assets	1,837	1,317
Prepaid expenses and other current assets	$41,083	$33,143

5.    Property and Equipment
Property and equipment, net consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in thousands)	2024	2023
Capitalized internal-use software	$36,374	$23,195
Computer and office equipment	8,239	8,529
Furniture and fixtures	2,927	2,636
Leasehold improvements	8,684	8,080
Projects in process	733	—
Total gross property and equipment	56,957	42,440
Less: Accumulated depreciation and amortization	(32,593)	(26,430)
Property and equipment, net	$24,364	$16,010
Depreciation and amortization expense related to property and equipment was $2.9 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively.
Depreciation and amortization expense related to property and equipment was $8.1 million and $6.0 million for the nine months ended September 30, 2024 and 2023, respectively.
Capitalized Internal-Use Software Costs
The following table presents the Company’s capitalized internal-use software, including amortization expense recognized, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Total capitalized internal-use software costs(1)	$3,916	$2,725	$13,178	$6,443
Stock-based compensation costs capitalized to internal-use software	1,122	820	3,890	2,194
Amortization expense(2)	1,999	1,193	5,493	3,136
__________
(1) Amounts are inclusive of stock-based compensation costs capitalized to internal-use software as denoted within the table.
(2) Amounts are included within ‘Depreciation and amortization’ within the Condensed Consolidated Statements of Operations.
Capitalized Costs of Cloud Computing Arrangements
The following table presents the Company’s capitalized costs related to the implementation of cloud computing arrangements, including amortization expense recognized, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Total capitalized cloud computing arrangement costs	$348	$859	$1,241	$2,732

Technology and development	$570	$416	$1,619	$1,087
General and administrative	91	59	272	148
Total amortization expense	$661	$475	$1,891	$1,235
The following table presents the Company’s total capitalized cloud computing arrangement costs, net of accumulated amortization, on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in thousands)	2024	2023
Prepaid expenses and other current assets	$2,445	$2,220
Other noncurrent assets, net	935	1,811
Total capitalized cloud computing arrangement costs, net	$3,380	$4,031

6.    Business Combinations
There were no significant acquisitions accounted for as business combinations or divestitures completed in the nine months ended September 30, 2024.
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
The fair value of equity was determined based on the closing price of the Company’s common stock immediately prior to acquisition, and includes 694,918 shares issued in Company common stock, inclusive of 104,080 shares which are subject to service-based vesting conditions over a two-year period. Approximately $0.6 million of these proceeds were accounted for as pre-combination expense, and included within the total consideration transferred noted above, with the remaining $0.9 million to be recognized as post-combination share-based compensation expense over the requisite service period. The equity issued excluded 133,309 shares and restricted stock units held back and not legally issued at the acquisition date, as further discussed below.
Approximately $11.9 million of the cash and equity proceeds were held back to satisfy any necessary adjustments, including without limitation, indemnification claims related to general representations and warranties, and any net working capital adjustments. As of the acquisition date, the majority of this holdback was expected to be settled in cash, with the remainder in 133,309 shares of Company common stock and restricted stock units. Such amounts were subject to a 15-month holdback period, net of any amounts necessary to satisfy all unsatisfied or disputed claims for indemnification and net working capital adjustments. As of the acquisition date, this represented approximately $10.4 million in cash and $1.5 million in equity, as discussed above, issuable at the end of the holdback period in the Company’s common stock, subject to the aforementioned adjustments. Refer to the discussion below regarding the settlement of the holdback consideration during the nine months ended September 30, 2024.
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
Holdback Liability
The holdback of cash and equity proceeds discussed above was recorded at its acquisition date fair value and was classified as a liability within ‘Other noncurrent liabilities’ on the Condensed Consolidated Balance Sheets at the acquisition date. The portion of the holdback settled in Company shares was recorded at its fair value through its settlement date, with changes recorded to earnings. The estimated fair value of the portion of the holdback liability settled in equity used both observable and unobservable inputs, specifically considering the price of the Company’s common stock, as well as the probability of payout at the end of the holdback period, and was considered a Level 3 measurement, as defined in ASC 820, Fair Value Measurement (“ASC 820”).
There was no change in the fair value of the holdback liability during the three months ended September 30, 2024, as the holdback was settled in April 2024. The Company recorded $0.2 million during the nine months ended September 30, 2024 to reflect the change in the fair value of the holdback liability through the date of settlement.The Company recorded $0.9 million and $1.9 million during the three and nine months ended September 30, 2023, respectively, to reflect the change in the fair value of the holdback liability. Such amounts were recorded within ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations.

In April 2024, the holdback liability discussed above was settled with a cash payment of $10.3 million and with $2.8 million of equity consideration, consisting of 131,507 shares of the Company’s common stock and restricted stock units. The holdback settlement was adjusted for immaterial post-closing net purchase price adjustments identified during the period.
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
Transaction Costs
There were no transaction costs for the three months ended September 30, 2024. Transaction costs totaled $0.2 million for the nine months ended September 30, 2024, which related to the change in the fair value of the holdback liability. Transaction costs totaled $0.9 million and $2.3 million for the three and nine months ended September 30, 2023, respectively, which included $0.9 million and $1.9 million, respectively, for the change in the fair value of the holdback liability. Transaction costs are primarily related to the Company’s aforementioned acquisition of Rewire.
Other Disclosures
The results of operations of Rewire are included within the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) since the date of the acquisition.

7.    Intangible Assets
The components of intangible assets as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024				December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(583)	$417	1.3	$1,000	$(333)	$667	2.0
Customer relationships	8,500	(3,719)	4,781	2.3	8,500	(2,125)	6,375	3.0
Developed technology	12,000	(4,650)	7,350	1.3	12,000	(2,400)	9,600	4.0
Total	$21,500	$(8,952)	$12,548		$21,500	$(4,858)	$16,642
The acquired identified intangible assets have estimated useful lives ranging from three to four years. Amortization expense for intangible assets was $1.7 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $4.1 million and $3.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Expected future intangible asset amortization as of September 30, 2024 was as follows:

(in thousands)	Amount
Remainder of 2024	$2,085
2025	8,338
2026	2,125
Total	$12,548
8.    Fair Value Measurements
There were no financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024.
Except for the holdback liability related to the Rewire acquisition discussed in Note 6. Business Combinations, there were no financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023.
The carrying values of certain financial instruments, including disbursement prefunding, customer funds receivable, accounts payable, accrued expenses and other current liabilities, customer liabilities, short-term debt, and long-term debt, approximate their respective fair values due to their relative short maturities. If these financial instruments were measured at fair value in the financial statements, they would be classified as Level 2.
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
As of September 30, 2024 and December 31, 2023, $0.9 million and $1.2 million, respectively, of unamortized debt issuance costs were included within ‘Other noncurrent assets’ on the Condensed Consolidated Balance Sheets.

The 2021 Revolving Credit Facility has a maturity date of September 13, 2026. Borrowings under the 2021 Revolving Credit Facility after the June 26, 2023 amendment accrue interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the 2021 Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the NYFRB Rate in effect for such day plus 0.50%, and (c) the Adjusted Term SOFR Rate for an interest period of one month plus 1.00% (subject to a floor of 1.00%) plus 0.50% per annum) or (2) the Adjusted Term SOFR Rate (subject to a floor of 0.00%) plus 1.50% per annum. Such interest is payable (a) with respect to loans bearing interest based on the Alternate Base Rate, the last day of each March, June, September, and December and (b) with respect to loans bearing interest based on the Adjusted Term SOFR Rate, at the end of each applicable interest period, but in no event less frequently than every three months. In addition, an unused commitment fee, which accrues at a rate per annum equal to 0.25% of the unused portion of the revolving commitments, is payable on the last day of each March, June, September, and December.
The 2021 Revolving Credit Facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements, or engage in transactions with affiliates. As of September 30, 2024 and December 31, 2023, financial covenants in the 2021 Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the 2021 Revolving Credit Facility as of September 30, 2024 and December 31, 2023.
The obligations under the 2021 Revolving Credit Facility are guaranteed by the material domestic subsidiaries of Remitly Global, Inc., subject to customary exceptions, and are secured by substantially all of the assets of the borrowers and guarantors thereunder, subject to customary exceptions. Amounts of borrowings under the 2021 Revolving Credit Facility may fluctuate depending on transaction volumes and seasonality.
As of September 30, 2024, the Company had no outstanding borrowings under the 2021 Revolving Credit Facility. As of December 31, 2023, the Company had $130.0 million outstanding borrowings under the 2021 Revolving Credit Facility. As of December 31, 2023, the weighted-average interest rate was 9.0%. As of September 30, 2024 and December 31, 2023, the Company had unused borrowing capacity of $276.3 million and $146.8 million, respectively, under the 2021 Revolving Credit Facility. As of September 30, 2024 and December 31, 2023, the Company had $49.3 million and $49.4 million, respectively, in issued, but undrawn, standby letters of credit.
Advance for Future Deposits
As part of the acquisition of Rewire, the Company assumed short-term indebtedness of Rewire that represents an advance for future deposits from Rewire’s amended agreement with one of its financial partners (the “Amendment” and the “Depositor,” respectively) entered into in October 2021. The Amendment has a maturity date of November 2024. The Depositor made an advance payment to Rewire with respect to future deposits (the “Advance for Future Deposits”). The original amount of 9.0 million Israeli shekel, approximately $2.8 million, was transferred as an advance under the Amendment. As of September 30, 2024 and December 31, 2023, the Company had $2.4 million and $2.5 million outstanding under the Amendment, respectively, and was included within ‘Short-term debt’ on the Condensed Consolidated Balance Sheets. The change in the outstanding balance is driven by the change in the foreign exchange conversion rate. The Advance for Future Deposits bears a floating interest rate of 1.4%+ Israeli Prime per annum, paid on a monthly basis. The Israeli Prime rate is defined as the Bank of Israel rate + 1.5%. As of both September 30, 2024 and December 31, 2023, the weighted-average interest rate was 3.0%.
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

10.    Net Income (Loss) Per Common Share
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated. Basic net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding including the dilutive effect of all potential shares of common stock as determined under the treasury stock method. Dilutive common shares primarily include outstanding stock options, unvested RSUs, and ESPP related shares. In periods when the Company reported a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$1,917	$(35,655)	$(31,254)	$(82,819)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	196,169,417	182,598,013	193,167,942	178,956,602
Effect of dilutive securities	9,082,129	—	—	—
Diluted	205,251,546	182,598,013	193,167,942	178,956,602
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.20)	$(0.16)	$(0.46)
Diluted	$0.01	$(0.20)	$(0.16)	$(0.46)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options outstanding	993,843	11,449,901	8,938,147	11,449,901
RSUs outstanding	12,936,491	25,501,813	25,570,037	25,501,813
ESPP	2,072,556	654,994	2,072,556	654,994
Shares subject to repurchase	—	19,710	—	19,710
Unvested common stock, subject to service-based vesting conditions, issued in connection with acquisition(1)	—	104,080	52,040	104,080
Equity issuable in connection with acquisition(1)	—	133,309	—	133,309
Total	16,002,890	37,863,807	36,632,780	37,863,807
__________
(1) Refer to Note 6. Business Combinations for further discussion of equity issued or to be issued in connection with the Rewire acquisition.
11.    Common Stock
As of September 30, 2024, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the nine months ended September 30, 2024 and 2023.
Donation to Remitly Philanthropy Fund
In July 2021, the Company’s board of directors approved the reservation of up to 1,819,609 shares of common stock (which was approximately 1.0% of the fully diluted capitalization as of June 30, 2021) that the Company may issue to or for the benefit of a 501(c)(3) nonprofit foundation or a similar charitable organization pursuant to the Company’s Pledge 1% commitment in installments over ten years. On September 10, 2021, the Company executed the stock donation agreement, pursuant to which it issued the first installment of the Pledge 1% commitment to Remitly Philanthropy Fund, a donor advised fund administered on the Company’s behalf by Rockefeller Philanthropy Advisors, Inc., on the day after consummation of the Company’s initial public offering.

The Company donated 181,961 shares of its common stock to Remitly Philanthropy Fund on both September 18, 2024 and September 20, 2023, pursuant to the stock donation agreement, and in connection with the Pledge 1% commitment, which publicly acknowledges the Company’s intent to give back and increase social impact, in order to sustainably fund a portion of its corporate social responsibility goals and further its mission to expand financial inclusion for immigrants. For the three and nine months ended September 30, 2024 and 2023, the Company recorded a charge of $2.6 million and $4.6 million, respectively, to ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations based on the closing price of its common stock as reported on the Nasdaq Global Select Market (the “NASDAQ”) on September 18, 2024 and September 20 2023, respectively.
12.    Stock-Based Compensation
Shares Available for Issuance
As of September 30, 2024, 11,615,477 and 6,921,709 awards remain available for issuance under the 2021 Plan and the ESPP, respectively.
Stock Options
The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2024:

	Stock Options
(in thousands, except share and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balances as of January 1, 2024	10,801,396	$4.46	5.87	$161,603
Exercised	(1,745,172)	3.28		24,089
Forfeited	(118,077)	6.26
Balances as of September 30, 2024	8,938,147	4.66	5.11	77,993
Vested and exercisable as of September 30, 2024	8,109,918	4.05	4.93	75,720
Vested and expected to vest as of September 30, 2024	8,938,147	$4.66	5.11	$77,993
_________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the nine months ended September 30, 2024 and 2023.
The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Aggregate grant-date fair value of options vested	$10,266	$7,068
Intrinsic value of options exercised	24,089	59,845
Restricted Stock Units
Restricted stock unit activity during the nine months ended September 30, 2024 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2024	23,555,665	$14.67
Granted	12,016,829	16.34
Vested	(6,952,837)	13.79
Cancelled/forfeited	(3,049,620)	15.28
Unvested at September 30, 2024	25,570,037	$15.62

The following is a summary of the Company’s restricted stock unit activity during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023
Weighted-average grant date fair value of RSUs granted	$16.34	$16.85
Aggregate grant-date fair value of RSUs vested	95,880	79,962
Employee Stock Purchase Plan (“ESPP”)
A new 24-month ESPP offering period commences on March 1 and September 1 of each fiscal year, and the plan includes a rollover feature for the purchase price if the Company's stock price at the end of the purchase period is less than the Company's stock price on the first day of the offering. If this rollover feature is triggered, a new 24-month offering period begins. This feature under the ESPP was triggered on February 29, 2024 and August 30, 2024, resulting in incremental stock-based compensation expense of $1.7 million and $4.5 million, respectively, to be recognized over the new offering periods.
The fair value of the ESPP offerings, including those described above, were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant date fair value inputs for new offerings which commenced during the nine months ended September 30, 2024 and 2023, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

Nine Months Ended September 30,
	2024	2023
Risk-free interest rates	3.84% to 5.20%	4.81% to 5.40%
Expected term (in years)	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	39.3% to 61.3%	47.8% to 65.2%
Dividend rate	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, and ESPP, included within the Condensed Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 5. Property and Equipment, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Customer support and operations	$278	$386	$890	$1,010
Marketing	4,514	4,525	13,014	12,235
Technology and development	21,873	19,828	61,854	55,047
General and administrative	12,613	11,834	34,765	32,715
Total	$39,278	$36,573	$110,523	$101,007
As of September 30, 2024, the total unamortized compensation cost related to all non-vested equity awards, including options and RSUs, was $342.1 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.7 years. As of September 30, 2024, the total unrecognized compensation expense related to the ESPP was $12.0 million, which is expected to be amortized over the next 1.9 years.

13.    Restructuring Initiatives
In the nine months ended September 30, 2024, as a result of simplifying and scaling certain processes, functions, and team capabilities, the Company continued restructuring initiatives that commenced within the three months ended September 30, 2023 in order to better serve the Company's customers and allow the Company to centralize, transform, and automate global operations. Restructuring costs incurred primarily included severance and certain other associated costs. These specific restructuring initiatives are complete.
The Company incurred no charges and $0.8 million for the three and nine months ended September 30, 2024, respectively. The Company incurred $1.4 million related to restructuring initiatives for the three and nine months ended September 30, 2023.
The following table presents the restructuring costs included within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024:

(in thousands)	Amount
Customer support and operations	$758
General and administrative	34
Total restructuring costs	$792
The following table presents the changes in liabilities, including expenses incurred and cash payments resulting from the restructuring costs and related accruals, during the nine months ended September 30, 2024:

(in thousands)	Amount
Balance as of December 31, 2023	$78
Expenses incurred	792
Cash payments	(870)
Balance as of September 30, 2024	$—
14.    Income Taxes
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
The Company’s effective tax rates on pre-tax income were 49.1% and (0.7)% for the three months ended September 30, 2024 and 2023, respectively, and (24.4)% and (0.6)% for the nine months ended September 30, 2024 and 2023, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21.0% in all periods was primarily the result of foreign income taxed at different rates, changes in the U.S. valuation allowance, non-deductible stock-based compensation, and recognition of a discrete income tax benefit, primarily driven by excess stock-based compensation deductions.
The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of September 30, 2024, tax years 2012 through 2023 remain open for examination by taxing authorities.
15.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s amended and restated certificate of incorporation and amended and restated bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of September 30, 2024 and December 31, 2023.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies as of September 30, 2024 and December 31, 2023.

Indirect taxes
The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company continually evaluates those jurisdictions in which indirect tax obligations exist to determine whether a loss is probable and the amount can be estimated. Determination of whether a loss is probable, and an estimate can be made, is a complex undertaking and takes into account the judgment of management, third-party research, and the potential outcome of negotiation and interpretations by regulators and courts, among other information. Such assessments include consideration of management’s evaluation of domestic and international tax laws and regulations, external legal advice, and the extent to which they may apply to the Company’s business and industry. The Company’s assessment of probability includes consideration of recent inquiries with, or actions taken by, regulators and courts, potential or actual self-disclosure, and applicability of tax rules and the Company will continue to evaluate the accounting and disclosure of any related contingencies as they arise.
As a result of this assessment, management has recorded an estimated liability within ‘Accrued expenses and other current liabilities.’ The Company’s estimate is based on the totality of factors including applicability of the tax rules, correspondence with tax authorities including payments made, and tax analysis and documentation supporting the Company’s positions.
Although the Company believes its indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits or settlements could be materially different than the amounts recorded.
Purchase Commitments
The disclosure of purchase commitments in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company routinely enters into marketing and advertising contracts, software subscriptions or other service arrangements, including cloud infrastructure arrangements, and compliance-application related arrangements that contractually obligate us to purchase services, including minimum service quantities, unless given notice of cancellation based on the applicable terms of the agreements. During the nine months ended September 30, 2024, the Company entered into a three-year cloud infrastructure arrangement in an amount of $6.9 million, increasing the total future minimum payments under non-cancellable purchase commitments from the amounts disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$3,684	$2,808	$3,359	$3,762
Provisions for transaction losses	16,644	9,004	44,304	28,150
Losses incurred, net of recoveries	(16,367)	(8,929)	(43,702)	(29,029)
Ending balance	$3,961	$2,883	$3,961	$2,883

16.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Trade settlement liability(1)	$29,170	$58,950
Accrued transaction expense	21,239	18,500
Accrued marketing expense	20,008	13,633
Accrued salary, benefits, and related taxes	10,520	10,251
Accrued taxes and taxes payable	4,822	9,259
Reserve for transaction losses	3,961	3,359
ESPP employee contributions	1,106	3,565
Holdback liability(2)	—	12,990
Other accrued expenses	14,408	15,295
Total	$105,234	$145,802
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
17.    Supplemental Cash Flow Information
The supplemental disclosures of cash flow information consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$1,922	$1,329
Cash paid for income taxes	4,071	4,691
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,617	$5,414
Vesting of early exercised options	48	311
Stock-based compensation expense capitalized to internal-use software	3,890	2,194
Settlement of equity amounts previously held back for acquisition consideration	2,783	—
Issuance of common stock for acquisition consideration	—	6,635
Issuance of common stock, subject to service-based vesting conditions, in connection with acquisition	—	581
Amounts held back for acquisition consideration	—	11,899
Settlement of preexisting net receivable in exchange for net assets acquired in business combination	—	2,401

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
To deliver on our brand promise, we have a differentiated approach that aligns with the specific needs and interests of our customers who are sending money across borders and solves the problems they often face. There are four core elements to our differentiated approach:
•Mobile First. Our mobile app for cross-border remittances provides an easy-to-use, end-to-end process with a simple and reliable user experience that delivers peace of mind. In just a few minutes, customers are able to set up and send money for the first time with Remitly, and repeat transactions are easier with just a few taps. Our customers and their recipients can also track the status of their transactions as they are processed, and we provide a reliability promise to customers which is underpinned by our sophisticated risk models, high quality network, and empathetic customer service. This mobile-first experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty. Our services are highly non-discretionary for our customers which results in high revenue visibility throughout economic cycles. As of September 30, 2024, our Remitly app had a 4.9 iOS App Store rating with approximately 2.9 million reviewers and a 4.8 Android Google Play rating with over 900,000 reviewers. App rating is based on all countries or regions and the rating may vary based on user location and device type.
•Global Scale and High Quality Money Movement Platform. Our global network of funding and disbursement partnerships enables us to complete money transfers efficiently in over 5,100 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. As a result of the quality of our network and the foundational investments we have made, in general every new send country we add results in a significant number of new corridors, as we are able to quickly connect send countries with receive countries, allowing us to continue to scale rapidly. Our scale and direct integration strategy allows us to negotiate favorable terms with both funding and disbursement partners while providing a great end-to-end customer experience including rapid and reliable transfers.
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
Our disbursement network enables us to send (or pay-out) funds to over 5.0 billion bank accounts and mobile wallets and approximately 470,000 cash pick-up options. We focus on creating financial inclusion by providing payout optionality and access for recipients who do not always have convenient access to traditional banking. We believe our focus on financial inclusion creates peace of mind for our customers and their families while attracting and retaining loyal customers.
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
Active Customers

	Three Months Ended September 30,
(in thousands)	2024	2023
Active customers	7,310	5,409
We believe that the number of our active customers is an important indicator of customer engagement, customer retention, and the overall growth of our business.
Active customers increased to approximately 7.3 million, or 35% growth, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to an increase in the number of new customers, driven by investments in our mobile platform and efficient marketing spend, our focus on customer experience and how we serve our customers, expansion of our global disbursement network, and the continued diversification across both send and receive countries. While we continue to see strong results in our largest existing receive countries (India, Mexico, and the Philippines), our successful diversification of our corridor portfolio across both send and receive countries has contributed to new customer growth.

Send Volume

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Send volume	$14,490	$10,227	$39,195	$28,351
We measure send volume to assess the scale of remittances sent using our platform. Our customers mostly send from the United States, Canada, the United Kingdom, and other countries in Europe. Our customers and their recipients are located in over 170 countries and territories across the globe; the largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased 42% to $14.5 billion for the three months ended September 30, 2024, compared to $10.2 billion for the three months ended September 30, 2023, driven by the increase in active customers.
Send volume increased 38%, to $39.2 billion for the nine months ended September 30, 2024, compared to $28.4 billion for the nine months ended September 30, 2023, driven by the increase in active customers.
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
Attracting New Customers
Our continued ability to attract new customers to our platform is a key driver for our long-term growth. We continue to expand our customer base by launching new send and receive corridors, by continuing to innovate on existing and new products, and by providing the most trusted financial services for customers with cross-border financial needs. We plan to continue to acquire new customers through digital marketing channels and word-of-mouth referrals from existing customers, and by exploring new customer acquisition channels. Given the nature of our business, new customer acquisition marketing investments may negatively impact net loss and Adjusted EBITDA in the quarter they are acquired, but are expected to favorably impact net loss and Adjusted EBITDA in subsequent periods as many customers continue to send transactions in the periods after they are acquired.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We maintain a full valuation allowance for U.S. deferred tax assets, which includes net operating loss carryforwards. We expect to maintain this full valuation allowance in the United States for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses.
Results of Operations
Comparison of the three and nine months ended September 30, 2024 and 2023
The following tables set forth our results of operations together with the dollar and percentage change for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Revenue	$336,527	$241,629	$94,898	39%	$912,068	$679,527	$232,541	34%
Costs and expenses
Transaction expenses	115,554	85,742	29,812	35%	313,215	239,995	73,220	31%
Customer support and operations	21,792	21,190	602	3%	61,910	62,604	(694)	(1)%
Marketing	74,792	61,351	13,441	22%	219,862	159,074	60,788	38%
Technology and development	68,446	57,014	11,432	20%	199,206	160,699	38,507	24%
General and administrative	50,920	49,817	1,103	2%	140,982	130,715	10,267	8%
Depreciation and amortization	4,655	3,418	1,237	36%	12,240	9,634	2,606	27%
Total costs and expenses	336,159	278,532	57,627	21%	947,415	762,721	184,694	24%
Income (loss) from operations	368	(36,903)	37,271	nm	(35,347)	(83,194)	47,847	(58)%
Interest income	2,065	1,808	257	14%	6,233	5,200	1,033	20%
Interest expense	(760)	(585)	(175)	30%	(2,274)	(1,566)	(708)	45%
Other income (expense), net	2,094	283	1,811	640%	6,272	(2,774)	9,046	(326)%
Income (loss) before provision for income taxes	3,767	(35,397)	39,164	(111)%	(25,116)	(82,334)	57,218	(69)%
Provision for income taxes	1,850	258	1,592	617%	6,138	485	5,653	1166%
Net income (loss)	$1,917	$(35,655)	$37,572	(105)%	$(31,254)	$(82,819)	$51,565	(62)%
__________
nm = not meaningful
The following discussion and analysis is for the three and nine months ended September 30, 2024, compared to the same period in 2023, unless otherwise stated.

Revenue
Revenue increased 39%, or $94.9 million, and 34%, or $232.5 million, for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. The increase was primarily driven by a 35% increase in active customers period over period, continued strength in the retention of existing customers, favorable customer behavior based on foreign currency movement, and a continued mix shift trending towards digital disbursements. Revenue derived from each transaction varies based on a number of attributes, including the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was disbursed, the disbursement method chosen by the customer, and the country to which the funds are transferred.
As a reflection of this growth, send volume increased 42% and 38% to $14.5 billion and $39.2 billion for the three and nine months ended September 30, 2024, respectively, as compared to $10.2 billion and $28.4 billion for the three and nine months ended September 30, 2023, respectively.
Transaction Expenses
Transaction expenses increased $29.8 million, or 35%, to $115.6 million for the three months ended September 30, 2024, compared to $85.7 million for the three months ended September 30, 2023. The increase was primarily due to a $21.9 million, or 31%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients and a $7.7 million increase in our provision for transaction losses.
Transaction expenses increased $73.2 million, or 31%, to $313.2 million for the nine months ended September 30, 2024, compared to $240.0 million for the nine months ended September 30, 2023. The increase was primarily due to a $55.6 million, or 29%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients and a $16.6 million increase in our provision for transaction losses.
As a percentage of revenue, transaction expenses decreased to 34% for both the three and nine months ended September 30, 2024, as compared to 35% for both the three and nine months ended September 30, 2023.
Customer Support and Operations Expenses
Customer support and operations expenses increased $0.6 million, or 3%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily driven by a $1.3 million increase in third-party personnel costs to support customer operations compared to the three months ended September 30, 2023. This was partially offset by $0.7 million in restructuring costs incurred during the three months ended September 30, 2023 primarily related to severance (refer to Note 13. Restructuring Initiatives in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the restructuring costs).
Customer support and operations expenses decreased $0.7 million, or 1%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily driven by a $0.5 million decrease in personnel-related costs driven by a decrease in customer support and operations headcount and a $0.4 million decrease in other customer support and operating expenses compared to the nine months ended September 30, 2023.
As a percentage of revenue, customer support and operations expenses decreased to 7% for both the three and nine months ended September 30, 2024, from 9% for both the three and nine months ended September 30, 2023. The decrease was primarily due to process improvements and automation driving scale across customer support headcount at internal and third-party customer support sites.
Marketing Expenses
Marketing expenses increased $13.4 million, or 22%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to an increase of $10.8 million in advertising expense and other targeted marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. In addition, personnel-related costs increased by $1.9 million, driven by a 19% increase in marketing headcount compared to the three months ended September 30, 2023.
Marketing expenses increased $60.8 million, or 38%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to an increase of $51.6 million in advertising expense and other targeted marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. In addition, personnel-related costs increased by $7.1 million, driven by a 23% increase in marketing headcount compared to the nine months ended September 30, 2023.
As a percentage of revenue, marketing expenses decreased to 22% for the three months ended September 30, 2024, from 25% for the three months ended September 30, 2023, due to channel efficiencies and optimized local marketing.
As a percentage of revenue, marketing expenses increased to 24% for the nine months ended September 30, 2024, from 23% for the nine months ended September 30, 2023.

Technology and Development Expenses
Technology and development expenses increased $11.4 million, or 20%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was driven by $9.7 million in personnel-related expenses, net of personnel-related expenses capitalized as internal-use software, resulting from a 22% increase in headcount compared to the three months ended September 30, 2023, as part of our continued investment in our technology platform. The increase in technology and development expense was also driven by a $2.0 million increase in software costs for cloud services to support incremental transaction volume.
Technology and development expenses increased $38.5 million, or 24%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was driven by $32.0 million in personnel-related expenses, net of personnel-related expenses capitalized as internal-use software, resulting from a 27% increase in headcount compared to the nine months ended September 30, 2023, as part of our continued investment in our technology platform. The increase in technology and development expense was also driven by a $6.0 million increase in software costs for cloud services to support incremental transaction volume.
As a percentage of revenue, technology and development expenses decreased to 20% and 22% for the three and nine months ended September 30, 2024, respectively, from 24% for both the three and nine months ended September 30, 2023, as we benefited from increasing efficiencies and scale.
General and Administrative Expenses
General and administrative expenses increased $1.1 million, or 2%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily driven by a $4.9 million increase in personnel-related expenses resulting from a 24% increase in headcount compared to the three months ended September 30, 2023. This was partially offset by a $2.0 million decrease in the fair market value of our charitable contributions related to our annual Pledge 1% donation and $1.7 million reduction in professional fees.
General and administrative expenses increased $10.3 million, or 8%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily driven by a $16.4 million increase in personnel-related expenses resulting from a 23% increase in headcount compared to the nine months ended September 30, 2023. This was partially offset by a $2.6 million decrease in taxes, a $2.1 million decrease in acquisition and integration costs, primarily related to the change in the fair value of the holdback liability, and a $2.0 million decrease in the fair market value of our charitable contributions related to our annual Pledge 1% donation.
As a percentage of revenue, general and administrative expenses decreased to 15% for both the three and nine months ended September 30, 2024, from 21% and 19% for the three and nine months ended September 30, 2023, respectively, as we continue to leverage scale in our general and administrative functions.
Depreciation and Amortization
Depreciation and amortization increased $1.2 million and $2.6 million, or 36% and 27%, respectively, for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The increase is primarily driven by an increase in amortization of internal-use software.
Interest Income
Interest income increased $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. These increases are primarily due to an increase in average invested balances throughout the periods.
Interest Expense
Interest expense increased $0.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023, primarily due to draws on the 2021 Revolving Credit Facility.
Other Income (Expense), Net
Other income (expense), net is primarily driven by unrealized losses and gains on foreign exchange remeasurements of certain foreign currency denominated monetary assets and liabilities.
Provision for Income Taxes
The provision for income taxes increased $1.6 million and $5.7 million for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. The increase is primarily due to increases in taxable income in certain foreign jurisdictions and decreases in discrete income tax benefits related to excess stock-based compensation deductions.

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
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net income (loss). Adjusted EBITDA is calculated as net income (loss) adjusted by (i) interest (income) expense, net; (ii) provision for income taxes; (iii) noncash charges of depreciation and amortization; (iv) gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment; (vi) noncash stock-based compensation expense, net; and (vii) certain acquisition, integration, restructuring, and other costs.
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

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$1,917	$(35,655)	$(31,254)	$(82,819)
Add:
Interest income, net	(1,305)	(1,223)	(3,959)	(3,634)
Provision for income taxes	1,850	258	6,138	485
Depreciation and amortization	4,655	3,418	12,240	9,634
Foreign exchange (gain) loss	(2,274)	(376)	(6,667)	2,611
Donation of common stock(1)	2,587	4,600	2,587	4,600
Stock-based compensation expense, net	39,278	36,573	110,523	101,007
Acquisition, integration, restructuring, and other costs(2)	—	2,901	1,468	4,390
Adjusted EBITDA	$46,708	$10,496	$91,076	$36,274
__________
(1) Refer to Note 11. Common Stock within the notes to the condensed consolidated financial statements for further detail on the donation of common stock.
(2) Acquisition, integration, restructuring, and other costs for the nine months ended September 30, 2024 consisted primarily of $0.8 million in restructuring charges incurred, $0.5 million of non-recurring legal charges, and $0.2 million related to the change in the fair value of the holdback liability associated with the acquisition of Rewire (O.S.G.) Research and Development Ltd. ("Rewire"). Acquisition, integration, restructuring, and other costs for the three months ended September 30, 2023 consisted primarily of $1.4 million in restructuring charges incurred, $0.9 million related to the change in the fair value of the holdback liability, and $0.6 million of expenses incurred in connection with the acquisition and integration of Rewire. Acquisition, integration, restructuring, and other costs for the nine months ended September 30, 2023 consisted primarily of $1.9 million related to the change in the fair value of the holdback liability, $1.4 million in restructuring charges incurred, and $1.1 million of expenses incurred in connection with the acquisition and integration of Rewire. Refer to Note 6. Business Combinations and Note 13. Restructuring Initiatives in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these costs.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of September 30, 2024 and December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $324.4 million and $323.7 million, respectively, as well as funds available under the 2021 Revolving Credit Facility, which we entered into in September 2021. The 2021 Revolving Credit Facility was amended on December 20, 2023 to increase the revolving commitments from $250.0 million (including a $60.0 million letter of credit sub-facility) to $325.0 million. We have historically financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads. In recent periods, we have supplemented those cash flows with borrowings on our 2021 Revolving Credit Facility, primarily to support customer transaction volumes during peak periods and weekends, which we expect to continue to do in the future. During the nine months ended September 30, 2024 and 2023, the average term of outstanding borrowings under our 2021 Revolving Credit Facility was approximately four days. During the nine months ended September 30, 2024, we cumulatively borrowed $863.0 million against this credit facility and repaid $993.0 million. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the 2021 Revolving Credit Facility (including the letter of credit sub-facility), which included active borrowings and repayments during the nine months ended September 30, 2024. As of September 30, 2024, we have unused borrowing capacity of $276.3 million.
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
The following table shows a summary of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities(1)	$138,850	$(25,168)
Investing activities	(12,480)	(47,450)
Financing activities(1)	(128,899)	(3,475)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	3,941	(599)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,412	$(76,692)
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
For the nine months ended September 30, 2024, net cash provided by operating activities was $138.9 million, which was primarily driven by timing impacts of current growth in our global network. Specifically, as a result of both growth and timing, we saw an increase in cash flow related to customer funds working capital changes of $63.8 million related to combined customer funds receivable, customer liabilities, disbursement prefunding, and trade settlement liability. In addition to these and other changes in working capital, the cash generated from operations reflects the $31.3 million net loss for the period exclusive of the $125.6 million of noncash charges.
For the nine months ended September 30, 2023, net cash used in operating activities was $25.2 million, which was primarily driven by an increase in overall growth in our global network of funding and disbursement partnerships and an increase in volume of customer transactions. Specifically, as a result of both growth and timing, we saw an increase in disbursement prefunding of $52.2 million and customer funds receivable of $68.6 million, offset by an increase in customer liabilities of $29.2 million and accrued expenses and other liabilities, which is inclusive of our trade settlement liability, of $28.1 million, which were the key drivers for the unfavorable changes in our operating assets and liabilities of $62.3 million. This change in our operating assets and liabilities was also partially offset by cash generated from our operations, when excluding the $119.9 million of noncash charges included within the $82.8 million net loss for the period.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment, capitalization of internal-use software, and cash paid for acquisitions of businesses, net of acquired cash, cash equivalents, and restricted cash.
Net cash used in investing activities was $12.5 million for the nine months ended September 30, 2024, a decrease of $35.0 million, compared to net cash used in investing activities of $47.5 million for the nine months ended September 30, 2023. This decrease was primarily driven by the acquisition of Rewire in the first quarter of 2023 of $40.9 million, offset by an increase in capitalized internal-use software costs of $5.0 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
Financing Activities
Cash used in financing activities consists primarily of borrowings on our 2021 Revolving Credit Facility, proceeds from the exercise of stock options, and proceeds from the issuance of common stock in connection with ESPP, offset by repayments of borrowings and other indebtedness.

Net cash used in financing activities for the nine months ended September 30, 2024 was $128.9 million, an increase of $125.4 million, compared to net cash used in financing activities for the nine months ended September 30, 2023 of $3.5 million. The increase was primarily driven by the increase in net repayments on our 2021 Revolving Credit Facility of $130.0 million and the settlement of amounts previously held back for the Rewire acquisition of $10.3 million in the nine months ended September 30, 2024. offset by the repayment of assumed indebtedness of $17.1 million that occurred in the nine months ended September 30, 2023.
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
During the nine months ended September 30, 2024, other than software, cloud infrastructure (as described below), marketing, compliance-tool related contracts, and leases (as described below) entered into in the normal course of business, there were no other material changes to the contractual obligations and contingencies as disclosed in Note 18. Commitments and Contingencies and Note 20. Leases in the notes to the consolidated financial statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2023. For further discussion of commitments and contingencies, also refer to Note 15. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Purchase Commitments
During the nine months ended September 30, 2024, we entered into a three-year cloud infrastructure arrangement. For further details on this arrangement, refer to Note 15. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Significant Lease Not Yet Commenced
In June 2024, we entered into an agreement to lease certain office space in Seattle, Washington, for the use of our corporate headquarters office. For further details on this lease agreement, refer to Note 15. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2024, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we do enter into short-term leases that have lease terms of less than 12 months, and are typically month-to-month in nature. As described in the notes to the consolidated financial statements in our Annual Report on Form 10-K, we elected not to record leases on our Condensed Consolidated Balance Sheets if the lease term is 12 months or less. For further information on our lease arrangements, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
Critical Accounting Estimates
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. The Company’s estimates are based on historical experience and on various other factors that it believes are reasonable under the circumstances. Actual results may differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes, other than as described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements to the critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of September 30, 2024 and December 31, 2023, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net loss was generated, would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $18.0 million and $19.3 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of transactions sent through our platform. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On August 2, 2024, Matthew Oppenheimer, our Chief Executive Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Oppenheimer’s plan is for the sale of up to 350,000 shares of our common stock and terminates on the earlier of the date all the shares under the plan are sold and October 16, 2025.

Item 6. Exhibits

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Amended and Restated Bylaws		8-K	001-40822	3.1	March 20, 2024
10.1	Offer Letter, dated as of July 26, 2024, by and between the Registrant and Vikas Mehta	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
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

Remitly Global, Inc.

Date:	October 30, 2024	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2024	By:	/s/ Vikas Mehta
Vikas Mehta
Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2024	By:	/s/ Gail Miller
Gail Miller
Chief Accounting Officer
(Principal Accounting Officer)