Form 10-K
period 2024-12-31
Remitly Global, Inc.
filed 2025-02-19
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,771.2 million based on the closing sale price of $12.12 as reported on the NASDAQ Global Select Market.
As of February 17, 2025, the registrant had 200,607,380 shares of common stock, $0.0001 par value per share, outstanding.
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
•our ability to develop new products and services in a timely manner;
•our ability to achieve or sustain our profitability;
•our ability to maintain and expand our strategic relationships with third parties;
•our business plan and our ability to effectively manage our growth;
•anticipated trends, growth rates, and challenges in our business and in the market segments in which we operate;
•our ability to attract and retain qualified employees;
•uncertainties regarding the impact of geopolitical and macroeconomic conditions, including currency fluctuations, inflation, regulatory changes (including as may be related to immigration, fiscal policy, foreign trade, or foreign investment), or regional and global conflicts or related government sanctions;
•our ability to maintain the security and availability of our solutions;
•our ability to maintain our money transmission licenses and other regulatory clearances;
•our ability to maintain and expand international operations; and
•our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our solutions.
You should not place undue reliance on our forward-looking statements and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” in this Annual Report on Form 10-K. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
Unless the context otherwise requires, the terms “Remitly Global,” “Remitly,” “the Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Remitly Global, Inc. and our consolidated subsidiaries, taken as a whole.
ii

PART I
Item 1. Business
Overview
Remitly, founded in 2011, is a trusted provider of digital financial services that transcend borders. With a global footprint spanning more than 170 countries, Remitly’s digitally native, cross-border payments app delights customers with a fast, reliable, and transparent money movement experience.
The inspiration behind Remitly came when Matt, our co-founder and Chief Executive Officer, was living and working in Kenya. Living abroad, he experienced firsthand how painful it could be to send money across borders, and witnessed how far that money could go once it made it home. In Matt’s own words, remittances are all about trust. The long-term, trusted relationships we foster with our customers have enabled us to expand our core cross-border remittance product to over 5,100 corridors worldwide. We are working to expand our suite of products and features to further our vision and transform the lives of our 7.8 million quarterly active users and their families and friends.
Our brand promise is to bring “peace of mind” into everything we do. We focus on bringing trust, reliability, and a fair and transparent price to cross-border remittances and complementary financial services.
Remitly’s culture is key to our success, and our cultural values act as a blueprint for how we accomplish everything we do. We regularly refresh our values to align with our strategy. The one constant, and single most important, of these values is customer centricity, which serves as our north star in all that we do. To us, customer centricity means “we are here to listen to, learn from, and serve our customers.”
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
2024 Key Performance Metrics
Substantially all of our revenue today is generated through our remittance business, where we earn revenue from transaction fees charged to customers and foreign exchange spreads applied to the amount the customer is sending.
In addition to our financial results, we regularly review key performance metrics to evaluate our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key performance metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of these key performance metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, or investors. The key performance metrics that we use to measure the performance of our business are defined as follows:
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
We measure active customers on a quarterly basis and as a result this metric is only presented on a quarterly basis herein.
Our 2024 key performance metrics included the following results:
•Active customers for the fourth quarter of 2024 increased to 7.8 million, from 5.9 million, up 32% year over year.
•Send volume for the year ended December 31, 2024 increased to $54.6 billion, from $39.5 billion, up 38% year over year.

The charts below present the respective key performance metrics for the past five fiscal years (active customer figures below represent active customers during the fourth quarter of the respective year):
Our Services
We provide a digital cross-border remittance product that is accessible via our mobile app or the web. Our customers are able to set up an account and start sending money to international recipients generally within minutes. Recipients can receive funds in multiple ways using our diversified, high quality global disbursement network. Our customers can also track the status of their transactions as they are processed. Today, our customers predominantly engage with us via their mobile phones, either using our app or website, shifting what traditionally required waiting in line to speak with an agent to hand held devices. Providing our customers with a convenient, easy, and safe mobile experience underpins our approach to product development, marketing, and customer success.
Our remittance revenue is earned from transaction fees charged to customers who are sending remittances and the foreign exchange spreads between the foreign exchange rate offered to customers and the foreign exchange rate on our currency purchases.
While our journey began in digital cross-border remittances, we continue to evolve and invest in our technology to be able to deepen relationships with our customers and attract new customers by adding relevant services and features.
Substantially all of our revenue is currently generated from digital cross-border remittances.
Strategy
We operate in a large and fragmented cross-border payments market that provides financial products and services to approximately 1.0 billion customers around the world. Based on recent estimates from FXC Intelligence, the consumer to consumer cross-border payments market is approximately $2.0 trillion and is expected to reach $3.1 trillion by 2032, growing at a CAGR of approximately 6%. As of December 31, 2024, we had captured approximately 3% of this market. Our strategy is to build on our trusted brand and technology by offering products and services in the cross-border payments market. We also believe that the global scale and breadth of our global money movement network that we have built over many years provides additional opportunities to provide value to personal customers and businesses across the cross-border payments landscape. According to FXC Intelligence, the market for consumer to business cross-border payments is approximately $4.5 trillion, business to consumer cross-border payments is approximately $1.9 trillion, and small to medium business cross-border payments for goods and services is approximately $13.8 trillion.

Our approach to achieving our strategy has been rooted from Day 1 in customer centricity, which means deeply understanding our customers’ unique and local needs to provide them with a differentiated experience in cross-border payments. Strategically, managing our business from this perspective has been key to our success since the very beginning and forms the framework for the remainder of our strategy, which includes the following focus areas:
•Deliver a fast, reliable and seamless end-to-end transaction experience that is tailored and localized to meet the needs of our global customer base. Delivering cross-border financial services in a trusted and reliable way to many customer geographies is incredibly complex. We are focused on delivering a fast, reliable, and seamless experience to customers that builds trust and drives repeat engagement with our services. Examples of complexity in cross-border financial services that we are constantly innovating in include localization across over 170 countries, reducing friction for customers across different payment methods and currencies, fraud and compliance systems that prevent bad actors while at the same time maintaining a great overall customer experience, sophisticated treasury and foreign exchange management, and delivering funds reliably and speedily to billions of bank accounts and mobile wallets and thousands of cash pick-up options across the globe. All of this requires a digital-first approach and importantly, a critical focus on reducing unnecessary friction across all stages of the remittance journey which Remitly is particularly qualified to deliver.
•Hyper localized marketing at attractive unit economics. We plan on continuing to invest in delivering a superior, trusted cross-border payment experience for our customers, creating loyalty and a long-term relationship with our customers while also acquiring new customers at highly attractive unit economics. We have been able to drive efficiencies in new customer acquisition by focusing on elasticity testing, scaling search engine optimization, developing high-quality content assisted by artificial intelligence tools, optimizing channel mix, deploying localized marketing campaigns, and by increasing word of mouth and referrals driven by our product enhancements. As we scale our customer base, we expect to benefit from increased leverage on our variable transaction costs which allows us to continue to invest in driving new customers to our services at attractive unit economics.
•Unlock incremental customers, corridor types, and geographies. We see an opportunity to generate value by expanding our cross-border financial services more broadly to additional customers and use cases around the world. While our global network spans over 5,100 corridors, we have plans to increase our reach to thousands of additional corridors. Although our customer base today is primarily immigrants that regularly send money home to family and friends in developing countries, we believe we can serve additional customers that have cross-border financial needs. We expect to deploy a data-driven approach to optimize the value we deliver to our customers, product features, marketing strategies, and customer economics as we expand and grow to new geographies and customers. Additionally, we expect to use our localization expertise and our technology to grow the number of disbursement, payment, and other partners in our global network and increase the quality and number of direct integrations with such partners. We will also continue to establish new disbursement partnerships and add new payment methods to enhance our cross-border payment remittance experience for current and potential customers in our existing corridors.
•Deepening our customer relationships, including adjacent and novel use cases. We believe there are enormous opportunities to create a more inclusive financial system that caters to customers that have cross-border financial needs. In connection with these opportunities, we are using the trust and insights we have with our customers to develop additional services and features that are highly relevant for our customers. We believe these investments will deepen and expand our relationship with our customers, creating a unique and virtuous cycle that leads to increased customer value, long-term customer engagement, and a competitive advantage for Remitly.
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
To deliver on our brand promise, we have a differentiated approach that aligns with the specific needs and interests of our customers who are sending money across borders and solves the problems they often face. There are four core elements to our differentiated approach:
•Mobile First. Our mobile app for cross-border remittances provides an easy-to-use, end-to-end process with a simple and reliable user experience that delivers peace of mind. In just a few minutes, customers are able to set up and send money for the first time with Remitly, and repeat transactions are easier with just a few taps. Our users can also track the status of their transactions as they are processed, and we provide a reliability promise to customers which is underpinned by our sophisticated risk models, high quality network, and empathetic customer service. This mobile-first experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty. Our services are highly non-discretionary for many of our customers which results in high revenue visibility throughout economic cycles. As of December 31, 2024, our Remitly app had a 4.9 iOS App Store rating with approximately 3.2 million reviewers and a 4.8 Android Google Play rating with over 950,000 reviewers. App rating is based on all countries or regions and the rating may vary based on user location and device type.

•Global Presence and High Quality Money Movement Network. Our global network of funding and disbursement partnerships enables us to complete money transfers efficiently in over 5,100 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. As a result of the quality of our network and the foundational investments we have made, in general, every new send country we add results in a significant number of new corridors, as we are able to quickly connect send countries with receive countries, allowing us to continue to scale rapidly. Our significant global presence and direct integration strategy allows us to negotiate favorable terms with both funding and disbursement partners while providing a great end-to-end customer experience including rapid and reliable transfers.
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
•Highly Attractive Unit Economics. Our data driven approach to optimizing customer lifetime value combined with a localized and scalable marketing solution allows us to acquire new customers at highly attractive unit economics. As we continue to improve customer lifetime value through product enhancements and improvements to variable operating costs, we can optimize marketing spend to drive both growth and efficiency with a focus on maintaining strong unit economics. We believe our expertise in localizing our marketing, products, and customer support at scale is a key differentiator and enables us to provide customers with a personalized experience that drives peace of mind while also delivering high returns on marketing and product investments.
•Superior Technology. We believe that our differentiated approach to building our technology infrastructure enables a great customer experience and allows us to meet customer demands in a more flexible way. We have been able to reach more customers, more regions, and more use cases while continuing to get better at our reliability, speed, and performance due to our investments and approach to our technology. This enables not only our ability to scale, but also accelerates innovation on behalf of our customers - whether that is doing simple things well or about enabling new use cases like seafarers or micro businesses. Because our customers initiate transfers digitally, we capture a body of transaction-related data that provides insight into customer behavior and customer experience. This data and our analytics inform our marketing investments and product development prioritization. In addition, we use data and our proprietary models to improve our compliance systems and manage pricing, treasury, fraud risk, and customer support. Finally, our proactive investments in artificial intelligence and machine learning have continued to drive improvement in the areas of fraud and risk, pricing, customer support, and marketing.
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
•Payment disbursement. We provide broad access to disbursement options for our customers including cash and digital disbursement options. Our broad disbursement network provides peace of mind and allows customers to choose whatever method works best for their family and friends to receive funds. We have access to many disbursement partners across the globe including major banks, aggregators, cash pick-up, and mobile wallet partners. These relationships provide our customers with choice of disbursement and enable us to send funds within minutes, or even seconds, to over 5.0 billion bank accounts and mobile wallets and approximately 470,000 cash pick-up options (including retail outlets and banks).

We select our disbursement partners based on our recipients’ preferences, quality of service, cost, brand recognition, and co-branding opportunities. Our disbursement partners make us a trusted source of remittances because our customers are typically already familiar with their chosen disbursement partner and recipients feel comfortable receiving money where they regularly bank or shop. In addition, we only select disbursement partners that meet or exceed: (1) our geographic coverage goals in the regions in which they operate; (2) our robust compliance and regulatory requirements; and (3) our specific operating metrics such as credit worthiness and error rates.
As a result of our significant global presence, we are able to establish multi-faceted partnerships. These partnerships enable the ability to source and settle foreign exchange rates locally, accept payments, or deposit customer funds directly to customer accounts. In addition, we have redundancies built into our global network for our various partnerships.
Today, our customers primarily send money from the United States and Canada. Our customers and their recipients are located in over 170 countries around the world; our largest receive countries include India, Mexico, and the Philippines.
Technology
Our Technology
Our purpose-built technology powers localized consumer experiences, enables a robust network of partner integrations, and uses data to optimize business performance, while enabling our ability to expand into complementary new products.
Our technology has broad and complex capabilities and, together with our proprietary data, gives us a distinct advantage in understanding our customers and being able to meet their needs. Given the scale of our business, the local nuances of the regions we serve, and the complexity of digital cross-border payments, investments in our technology have positioned us for efficiency and continued growth. Our technology is comprised of the following:
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
Customer Experience
We strive to make each customer interaction on our digital products intuitive and free of unnecessary friction. New customers can typically initiate a transaction with only a few taps after setting up their account and adding their recipient’s information. We have further streamlined the experience for existing customers completing repeat transactions. In addition, we recognize that customers' needs and preferences vary across corridors and continue to localize the customer journey in select corridors, from language, to product selection, to the specific flow and product options. Finally, when errors or delays do occur, we strive to enable our customers to take control of the issues and resolve directly within our product, whenever possible. For customers who want to contact us, we redesigned the Remitly Help Center and launched a new artificial intelligence powered virtual assistant which can resolve an issue faster than when interacting with associates.
We invest substantial resources and rely on data and insights to understand our customers’ needs in order to continually innovate to deliver even richer features, products, and services. We therefore have significant resources dedicated to technology and development across multiple teams including product, engineering, design, analytics, compliance, marketing, and customer service. These teams are responsible for the envisioning, design, development, and testing of our services. We focus the majority of our investment on developing new functionality, making it accessible and relevant globally, improving the customer experience and optimizing fraud loss rates, and further enhancing the usability, reliability, and performance of our services.
Competition
We have experienced, and expect to continue to experience, competition from a number of companies, including those who are well-established or who may have greater resources, and those who may become meaningful competitors in the future. Our competitors generally fall into the following categories:
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
•Digital-first cross-border payment providers. Digital-first providers of payments, money transfer, and remittance products that aim to be convenient, transparent, and affordable, with varying corridor-related focuses, such as developed-to-developing or developed-to-developed corridors.
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
Digital-first companies are increasingly gaining market share from legacy providers and traditional banks. We believe that the principal competitive factors across experience, product, network, and technology include:
•Experience: Digital-first companies, like Remitly, are focusing on the customer experience, by providing a trusted relationship with customers and their families, especially during challenging times, which ranges from family emergencies to natural disasters. Digital-first companies also provide a simple and convenient customer experience, which is specialized to customers by region, which appeals to customers and their families on a hyper-local level.
•Product: Digital-first companies have the ability to focus on the product. With the various pay-in and pay-out options, the speed and certainty of transactions is a competitive advantage. Additionally, these companies are able to provide an adjacent suite of digital-first financial services with fair and transparent product pricing, while providing global and local customer service.
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
By focusing on the unique needs of our customers, we believe that we have built a differentiated and compelling value proposition, and that we compete favorably on the basis of these factors.
Specifically, we believe that our mobile-first suite of products, our vast global network, our localization expertise at scale, and our data-driven approach create sustainable differentiation against competitors.
Regulatory Environment
Our business is subject to a wide range of federal, state, and foreign laws, regulations, and supervisory guidance across the globe. The majority of these are applicable to us on the basis of the jurisdictions in which we operate and conduct our activities. These include, without limitation, the United States, Canada, the United Kingdom, and the European Economic Area (the “EEA”). We may also be subject to laws, regulations, and guidance on the basis of the jurisdictions in which recipients receive disbursements. These include India, Mexico, and the Philippines as well as other receive countries. These laws and regulations include strict requirements intended to help detect and prevent money laundering, terrorist financing, sanctioned persons and activity, fraud, data misuse, theft and misappropriation, and other illicit activity. In addition, the applicable regulatory framework includes laws, regulations, and guidance regarding money transmission and financial services licensing, operational risk frameworks including outsourcing oversight, consumer protections including disclosures, foreign exchange, safeguarding of customer funds, currency controls, unclaimed property, privacy, data sharing, and cybersecurity. The regulatory requirements applicable to our business in any given jurisdiction are typically extensive, complex, frequently evolving, and increasing in scope, and may impose overlapping and/or conflicting requirements or obligations. For more information, see the section titled “Risk Factors—Legal and Compliance Risks.”
We have developed and implemented a compliance program, including our anti-money laundering (“AML”) and consumer protection programs, composed of policies and procedures designed to comply with applicable regulatory frameworks. We also monitor these areas closely to continue to adapt our business practices and strategies to help us comply with the current and evolving regulatory environment.

Anti-Money Laundering. In the United States, our business is subject to federal AML laws, regulations, and supervisory guidance, which includes the Bank Secrecy Act (as amended, the “BSA”), as well as similar state laws, regulations, and supervisory guidance. The BSA, among other things, requires companies engaged in money transmission to register with the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury as money services businesses and to develop and maintain risk-based AML programs, report suspicious activity, and collect and maintain information about their customers and certain transaction records. These requirements may also apply to our disbursement partners and, if our partners have relationships with their own disbursement providers, those partners’ disbursement providers (“disbursement sub-partners”). Furthermore, FinCEN has interpreted the BSA to require money services businesses to conduct risk-based monitoring of their counterparties.
Similar AML laws, regulations, and supervisory guidance in the countries where we operate and those where we are licensed apply to our business internationally. These include laws, regulations, and supervisory guidance to detect and prevent money laundering and terrorist financing, including obligations to collect and maintain information about our users, recordkeeping, reporting, and due diligence and supervision of our counterparties similar to, and in some cases exceeding, those required under the BSA. We may also be impacted by AML laws, regulations, and supervisory guidance in the other countries in which our disbursement partners and disbursement sub-partners operate.
As a money services business, we maintain a stringent AML compliance program that includes internal policies and controls, designation of AML compliance officers for each of our regulated entities, ongoing employee training and monitoring programs, and annual independent reviews.
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
Money Transmission and Stored Value Licensing or Registration. We are subject to licensing and registration requirements in relation to our money transmission and stored value issuance activities on a state-by-state and federal basis in the United States and in almost every other jurisdiction from which our customers initiate transactions, including, but not limited to, Canada, the United Kingdom, and the EEA.
In the United States, we are registered as a Money Services Business with FinCEN, and we hold licenses to operate as a money transmitter (or its equivalent) in the 48 states where such licenses are required, as well as in the District of Columbia and various U.S. Territories. As a licensed money transmitter, we are subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum net worth requirements, customer disclosure requirements, regulatory approval of directors and senior management of the licensed entity, AML and sanctions compliance, third-party risk management requirements, privacy and cybersecurity program requirements, requirements related to unclaimed property and escheatment, and examination by state regulatory agencies. In connection with certain licenses we hold in the United States, there are also different equity holding thresholds that may require a stockholder to obtain regulatory approval prior to exceeding such thresholds.
Outside the United States, we provide services to our customers in a variety of ways. In several jurisdictions, we have obtained licenses or are registered to operate as a money services business, payment service provider, or payment institution, as applicable. In Canada, we are registered with the Financial Transactions and Reports Analysis Centre of Canada as a money services business and are pending registration with the Bank of Canada as a payment service provider. In the United Kingdom, we have obtained a payment institution license from the Financial Conduct Authority (the “FCA”). In Ireland, we have obtained a payment institution license from the Central Bank of Ireland, and such license permits us to provide certain payment services across the EEA. We also hold licenses in several other jurisdictions and plan to apply for money transmitter licenses or their equivalents in additional jurisdictions. Under these licensing regimes and associated regulations and supervision, we are subject to requirements such as capital and safeguarding rules, consumer protection requirements, privacy and cybersecurity requirements (including those under the EU Digital Operational Resilience Act), outsourcing oversight requirements, requirements related to unclaimed property and escheatment, and periodic regulatory examinations. Additionally, in several foreign jurisdictions, we work with disbursement partners to make funds available to recipients, and such partners may be locally licensed businesses or regulated banks subject to compliance requirements with local laws.

Consumer Disclosure and Consumer Protection. We are subject to laws, regulations, and disclosure requirements relating to consumer protection in the United States and other jurisdictions in which we have operations, where such laws, regulations, and supervisory guidance are enforced by numerous government agencies. In the United States, the Consumer Financial Protection Bureau (the “CFPB”) implements, examines compliance with, and enforces federal consumer financial laws governing financial products and services, including the Electronic Fund Transfer Act and its implementing regulation, Regulation E, which includes the Remittance Transfer Rule. The Remittance Transfer Rule requirements include: (1) a disclosure requirement to provide consumers sending funds internationally from the United States with pre-transaction written disclosures and receipts; (2) an obligation to investigate and resolve certain errors, including errors that may be outside our control; and (3) an obligation, upon a customer’s request, to cancel certain transactions that have not been completed. The CFPB has issued guidance regarding consumer fees and disclosures generally. We expect the CFPB to remain focused on remittance companies and their transparency of fees, delivery speed, and exchange rates.
In addition, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive, or abusive acts or practice (“UDAAP violations”). The CFPB has substantial rule-making and enforcement authority to prevent UDAAP violations in connection with any transaction involving a consumer financial product or service. As a larger participant in the industry for international money transfers, we are subject to direct CFPB supervisory authority over our business. This includes the authority to fine and provide consumer restitution for violations and request information and data about our compliance activities. In addition, the CFPB requires that we track and respond to consumer complaints.
Similar laws, regulations, and supervisory guidance in the countries where we operate and those where we are licensed apply to our business outside the United States. These include laws, regulations, and supervisory guidance to provide disclosures, an obligation to investigate and resolve certain errors and complaints, and obligations to cancel certain transactions. In addition, there has been an increase in the level and regulatory scrutiny of consumer protection laws, regulations, and supervisory guidance relating to “treating customers fairly.” These laws apply to our international business (including in the United Kingdom and the EEA). In the United Kingdom, the FCA has issued, supervises, and enforces the Consumer Duty that places an obligation on firms to act to deliver good outcomes for retail customers.
Indirect Regulatory Requirements. In addition to the licenses discussed above, we also seek, obtain, and maintain additional licenses to support new products and use cases, and we also are subject to indirect regulatory requirements based on the requirements of our product partners. At the current time, none of the businesses supported by these indirect or new licenses is material to our business.
For an additional discussion on governmental regulations affecting our business, please see “Item 1A. Risk Factors—Financial Risks” and “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.
Intellectual Property
Intellectual property and proprietary rights (“IP Rights”) are important to the success of our business. We rely on a combination of copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections to obtain, maintain, protect, defend, and enforce our IP Rights, including our proprietary technology, software, know-how, and brand.
As of December 31, 2024, we owned six U.S. registered trademarks, two pending U.S. trademark applications, 122 foreign registered trademarks, and 23 pending foreign trademark applications covering the mark REMITLY, our collapsed Clasped Hand logo, REMITLY (+ Clasped Hand logo), PASSBOOK BY REMITLY, 汇安易 (Hui Mei Yi in Chinese characters), and 睿每易 (Rui Mei Yi in Chinese characters). This includes six foreign registered trademarks for the REWIRE mark and REWIRE logo resulting from the purchase of Rewire (O.S.G.) Research and Development Ltd. (“Rewire”). We are pursuing additional trademark registrations to the extent we believe it would be beneficial and cost effective. Additionally, we own common law trademark rights in the above referenced marks as well as the REMITLY PROMISES DELIVERED (+ Clasped Hand logo) mark in the United States and certain other jurisdictions where common law rights are recognized. We also own several domain names, including www.remitly.com.
We monitor our trademarks and service marks through watch services, which notify us when applications for potentially conflicting marks have been filed in the United States and in other jurisdictions. We also enforce our trademarks, service marks, trade names, and domain names against infringing third-party trademarks, service marks, trade names, and domain names when we deem it appropriate by sending cease and desist letters, filing complaints, and commencing administrative and other legal proceedings in the United States and various other jurisdictions.
In addition, we rely upon a substantial amount of IP Rights licensed from third parties, including under certain open source licenses.
We also seek to preserve the integrity and confidentiality of our IP Rights through contractual protections and appropriate technological restrictions, such as physical and electronic security measures. It is also our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of IP Rights on our behalf. We seek to enter into confidentiality agreements with other third parties to limit access to, and disclosure and use of, our confidential information and proprietary information. We further seek to control the use of our proprietary technology and other IP Rights through provisions in our terms of service.
See the section titled “Risk Factors—Cybersecurity, Privacy, Intellectual Property, and Technology Risks” for a more comprehensive description of risks related to our IP Rights.

Privacy and Cybersecurity
We collect, use, receive, store, transmit, disclose, and otherwise process a wide variety of data and information (including personal information and sensitive personal information) for various purposes in our business. This aspect of our business is subject to numerous laws, rules, regulations, industry standards, and other obligations in the United States and globally. Laws, rules, regulations, industry standards, and proposals thereof in this area have increased significantly in recent years and are expected to continue to do so. Our practices with respect to such data and information are also subject to contractual obligations.
In the United States, various federal, state, and local laws, rules, and regulations apply to the collection, use, receipt, storage, transmission, disclosure, deletion, and other processing of personal information, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Federal Trade Commission Act, the Gramm-Leach-Bliley Act (along with its implementing regulations, the “GLBA”), and various state laws, rules, and regulations relating to privacy and cybersecurity. The GLBA, a federal privacy law that applies to financial institutions, like Remitly, restricts certain collection, use, receipt, storage, transmission, disclosure, deletion, and other processing of certain nonpublic or otherwise legally protected information, requires notice to individuals of privacy policies and practices relating to sharing such information, and provides individuals with certain rights to prevent the use and disclosure of such information. The GLBA also imposes requirements for the safeguarding and proper disposal of such information through the issuance of privacy and cybersecurity standards or guidelines.
In addition to numerous privacy and cybersecurity laws, rules, and regulations already in place, U.S. states are increasingly adopting laws imposing comprehensive privacy and cybersecurity obligations, which may be more stringent, broader in scope, or offer greater individual rights with respect to personal information (including sensitive personal information) than foreign, federal, or other state laws, rules, and regulations, and such laws, rules, and regulations may differ from or conflict with each other. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. A growing number of other states also have enacted, or are considering enacting, comprehensive privacy and cybersecurity laws that share similarities with the CCPA. There are also ongoing discussions in the U.S. Congress of a new federal privacy and cybersecurity law to which we may become subject if it is enacted. Additionally, the U.S. Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, receipt, storage, transmission, disclosure, deletion, and other processing of personal information.
Outside the United States, many countries have established their own privacy and cybersecurity legal frameworks with which we, our customers, and/or partners may need to comply. For example, we are subject to the EU General Data Protection Regulation (the “GDPR”), which imposes stringent privacy and cybersecurity requirements. The GDPR includes numerous requirements and changes from previously existing European laws, including more robust obligations on data controllers and processors, and more fulsome documentation requirements for data protection compliance programs by covered companies. Failure to comply with the GDPR can result in fines up to the greater of €20 million or 4% of annual global revenues of the violator. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the EEA in respect of which the European Commission or other relevant regulatory body has not issued a so called “adequacy decision,” unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. As discussed in further detail below, the European Commission has adopted adequacy decisions with respect to transfers of personal data to the United States and the United Kingdom, but such adequacy decisions remain subject to legal uncertainty.
Moreover, following the exit of the United Kingdom from the European Union, the GDPR was transposed into U.K. law as supplemented by the U.K. Data Protection Act 2018 (collectively, the “U.K. GDPR”), which currently imposes the same obligations as the GDPR in most material respects. Failure to comply with the U.K. GDPR can result in fines up to the greater of £17.5 million or 4% of annual global revenues of the violator. However, the U.K. GDPR will not automatically incorporate changes made to the GDPR going forward (which would need to be specifically incorporated by the U.K. government), which creates a risk of divergent parallel regimes and related uncertainty. For example, in 2021, the European Commission announced an adequacy decision concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the United Kingdom. This adequacy determination will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or revoked in the interim. We cannot predict how the U.K. GDPR and other U.K. privacy and cybersecurity laws, rules, or regulations may develop, including as compared to the GDPR, nor can we predict the effects of divergent laws and related guidance. Moreover, the U.K. government has publicly announced plans, including legislative proposals, to reform the U.K. GDPR in ways that, if formalized, are likely to deviate from the GDPR. This may lead to future divergence and variance between the two regimes.
Recent legal developments in Europe have created complexity and uncertainty regarding data transfers from the EEA to countries outside of the EEA in respect of which the European Commission or other relevant regulatory body has not issued an adequacy decision. Furthermore, the United Kingdom similarly restricts transfers of personal data to countries outside of the United Kingdom to countries such as the United States that the U.K. government does not consider to provide an adequate level of personal data protection. While we currently rely on the standard contractual clauses promulgated and recently substantially revised by the European Commission and the United Kingdom’s International Data Transfer Agreement (or the United Kingdom’s approved international data transfer addendum to the European Union’s standard contractual clauses) for such transfers, on July 10, 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the European Union to the United States under the EU-U.S. Data Privacy Framework (followed on October 12, 2023 with the adoption of an adequacy decision in the United Kingdom for the U.K.-U.S. Data Bridge). However, the EU-U.S. Data Privacy Framework (and the U.K.-U.S. Data Bridge) may be in flux as such new adequacy decision has been challenged, and is likely to face additional challenges, including at the Court of Justice of the European Union.

Additionally, many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of data breaches involving certain personal information. For example, laws in all U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. Furthermore, in July 2023, the SEC adopted new cybersecurity disclosure rules requiring public companies to disclose, among other things, a material cybersecurity incident within four days of determining that an incident is material. In addition, the enactment of the Cyber Incident Reporting for Critical Infrastructure Act (the “CIRCIA”) in 2022, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the Cybersecurity and Infrastructure Security Agency (the “CISA”) within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). On April 4, 2024, the CISA proposed a rule under the CIRCIA that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to expressly include companies in the financial services industry that are required to report cyber incidents to their primary federal regulators. We also may be contractually required to notify consumers or other third parties of a cyberattack, cybersecurity breach, service outage, or other similar incident.
There are a number of pending legislative and regulatory proposals in the European Union, the United Kingdom, and the U.S., at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. We expect that our efforts to comply with the GDPR, U.K. GDPR, GLBA, CCPA, and other legislative and regulatory requirements will continue to require substantial investments, including investments in compliance processes and technical infrastructure. In addition, some countries are considering or have passed legislation implementing additional privacy and cybersecurity requirements, including requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
We are engaged in ongoing privacy and cybersecurity compliance and oversight efforts, including in connection with the requirements of privacy and cybersecurity laws, rules, regulations, industry standards, and other obligations. Many of these privacy and cybersecurity obligations are subject to change, have uncertain and inconsistent interpretation and enforcement, and may conflict with one another, other requirements or obligations, or our practices or the features of our services.
For additional information about privacy, cybersecurity, and associated risks, see the section titled “Risk Factors—Cybersecurity, Privacy, Intellectual Property, and Technology Risks.”
Human Capital
As we continue to grow and serve customers around the world, we strive to build a global team that is open, curious, and values individuals’ unique experiences, cultural backgrounds, strengths, and perspectives. Fostering a sense of belonging in all environments allows for every Remitly employee around the world to do their best work in service to our customers.
Our Global Team. As of December 31, 2024, we had over 2,800 full-time equivalent employees working out of our global offices, which includes our headquarters in Seattle, Washington, several other office locations, or remotely. None of our team members is represented by a labor union or is covered by a collective bargaining agreement. We believe the positive relationship between our customers, our team members, and our mission-oriented culture differentiates us and is a key driver of our business success. Attracting, recruiting, growing, and retaining globally diverse talent enables us to deliver on our brand promise to customers and serve our broad set of stakeholders. We are focused on supporting our employees from recruitment and onboarding, to ongoing development, and have implemented programs designed to encourage engagement and personal wellness.
Our Culture and Values. Culture is the set of habits that allows a group of people to cooperate by assumption rather than by negotiation. It is composed of artifacts, norms, values, and behaviors—and it is not what we say, but what we do without asking. Culture serves as the invisible glue that binds together the intangibles (e.g., how we treat each other, how we make decisions, how we serve our customers) with business objectives.
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
Diversity, Equity, Inclusion, and Belonging. Diversity, Equity, Inclusion, and Belonging (“DEIB”) is deeply rooted in our purpose, culture, and values at Remitly. We have intentionally built education, support, and awareness for DEIB into all parts of our employee experience and continue to find new ways to learn, grow, and lead in ways that leverage the diverse strengths and experiences of our global team. Our focus every day is to tirelessly deliver for our customers. We invest in resources and created programs that encourage continuous learning and constructive dialogue at all levels of our organization, including employee-led global resource groups and delivery of DEIB-related learning content.

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
Benefits and Compensation. In every geography with employees, we offer competitive compensation that includes equity to reward high performers and align our employee incentives with the long-term and customer-oriented success of Remitly.
We provide comprehensive benefits and services that help meet the unique needs of our employees, including medical, dental, and vision insurance, a health savings account with company contribution, family and medical leave, flexible work schedules, paid holidays and flexible vacation time, as well as mental wellness access, which provides coaching and counseling services for employees and dependents in their household. To support parents and families, we offer benefits so all employees on any path to parenthood have 24/7 access to virtual care, ranging from prenatal support and family planning, to delivery, postpartum, and pediatrics that support diverse family structures. Remitly also participates in the World Professional Association for Transgender Health (the “WPATH”) so our teammates who identify as Transsexual, Transgender, and Gender Nonconforming People have access to the care they need. We sponsor a 401(k) plan that includes a matching contribution and offer financial coaching through a third-party provider. We also offer an employee stock purchase plan to enable eligible employees to purchase shares of common stock at a discount via accumulated payroll deductions.
Corporate Philanthropy
When people have access to financial tools and resources, they have the power to change the future for themselves, their loved ones, and the global communities where they live. These communities have a variety of needs and concerns that are best addressed by the people who live in them. That’s why we design our products to remove financial barriers so people can make an impact in their own families and communities. Yet, with such a vast array of communities around the world, we also understand that there are communities that need financial support in ways and places beyond what, where, and how our remittance offerings can serve today. To address this, we and our global teams participate in philanthropic programs and partnerships that advance financial inclusion and increase community resilience around the world. These partnerships are built on listening to, and learning from, our people and global communities—those who know each place’s local needs best. This creates an opportunity to extend our global impact and ignite long-term change around the world together. Our major corporate philanthropy programs include the following:
Pledge 1%. Our Pledge 1% commitment publicly acknowledges our intent to give back and expand our social impact in order to sustainably further our vision. As such, in July 2021, our board of directors approved the reservation of up to 1,819,609 shares of our common stock (which was approximately 1.0% of our fully diluted capitalization as of June 30, 2021) that we may issue to or for the benefit of a 501(c)(3) nonprofit foundation or a similar charitable organization pursuant to our Pledge 1% commitment in equal installments over ten years. From 2021 to 2024, we donated 181,961 shares of our common stock each year to the Remitly Foundation. We also have a multifaceted social good program that aligns with our Pledge 1% philanthropic commitment.
Corporate and Employee Giving. We are committed to corporate and employee-giving programs that align with our long-term impact priorities, as detailed in our most recent Impact Report available on our investor relations website.
Our initiatives include the Remitly Scholars Program, which provides financial assistance to elevate opportunity with students in the Philippines to pay for school fees, books, food, school supplies, and other resources they might need to successfully graduate from college. Through a multi-year partnership with a global micro-lending nonprofit, we contribute to advancing financial security and resilience around the world to build brighter futures. Additionally, we support communities affected by disasters through our disaster response program, prioritizing direct support to our customers and their loved ones. This includes offering $0 fee promotions and discount promotions for remittances to impacted regions, ensuring customers' funds can go further during critical times. We supplement this with philanthropic donations to aid in recovery efforts and strengthen community resilience for the future. These programs reflect our ongoing commitment to making a positive impact on our customers, their families, and the global communities we serve.
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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we offer notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases through our investor relations website. We have used, and intend to continue to use, the Investor Relations section of our website at https://ir.remitly.com as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our board committee composition and charters, global code of conduct, and corporate governance guidelines, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the accompanying notes included elsewhere in this Annual Report on Form 10-K, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, reputation, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Summary of Risk Factors
Some of the material risks that we face include:
•We operate in a highly competitive and evolving industry and may be unable to compete successfully against existing and future competitors that employ a variety of existing business models and technologies or new innovations;
•We may not be able to innovate, improve existing products, or develop new products that achieve acceptance;
•We partner with third parties to support fulfillment of our service, including risk management, payment processing, customer support, cloud hosting, and disbursement, which exposes us to risks outside of our control;
•Cyberattacks, cybersecurity breaches, service outages, or other similar incidents such as phishing;
•We are subject to numerous privacy and cybersecurity laws, rules, regulations, industry standards, and other obligations across multiple jurisdictions which are highly complex, overlapping, frequently changing, and which create compliance challenges;
•Use of our service for illegal or fraudulent activities could harm our business, financial condition, operating results, reputation, and future prospects;
•Failure to comply with anti-corruption laws and sanctions laws, anti-terrorist financing laws, anti-money laundering laws, and similar laws could subject us to penalties and other adverse consequences;
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
•If our disbursement partners do not provide a positive recipient experience, our business, financial condition, operating results, and future prospects could be harmed;
•Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition, operating results, and future prospects;
•If we fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected;
•If one or more of our counterparties, including financial institutions, aggregators, and local cash pick-up institutions where we have cash on deposit, or our lenders and potential hedging counterparties, default on their financial or performance obligations to us or fail, we may incur material losses; and
•Our customers and business operations in countries and regions that account for a significant amount of our send volume and our operations are exposed to rapid changes in laws and the enforcement of laws, macroeconomic conditions, and geopolitical developments that expose us to a risk of loss and that could adversely affect our business, financial condition, operating results, and future prospects.

Business and Industry Risks
We operate in a highly competitive and evolving industry and may be unable to compete successfully against existing and future competitors that employ a variety of existing business models and technologies or new innovations.
The industry for remittances is global, highly competitive, and fragmented and includes a mix of traditional and digital players. This includes monoline remittance companies as well as competitors that offer multiple financial services, including remittances. These competitors include traditional banks, digital-first cross-border payment providers, online-only banks, and cryptocurrency providers. Some competitors are significantly larger than we are and have longer operating histories, more scale and name recognition, and more resources to deploy. We also compete against smaller, country-specific companies, banks, and informal person-to-person money transfer service providers that may have more ability to effectively tailor products and services, marketing, and regulatory compliance to local preferences and requirements.
Some of these competitors may introduce new products or services that render us unable to retain our existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. In addition, these competitors use a variety of funding, money measurement and pricing methodologies which may be more attractive to customers in some geographies or demographics. Our pricing strategy for our cross-border payments may also prove to be unappealing to our customers for other reasons, too. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our business, financial condition, operating results, and future prospects.
In addition, the broader financial services sector is experiencing rapid evolution in technologies, and there has recently been significant advancement in the development of neobanking, as well as other real-time payment technologies, including cryptocurrency and stablecoins. Any failure to timely anticipate changes in customer behavior related to new payment technologies, or to successfully integrate such technologies into our services, could harm our ability to compete and result in a loss of customers and corresponding loss of revenue.
We may not be able to innovate, improve existing products, or develop new products that achieve acceptance.
Our products and services rely on technology-driven systems that require innovation to remain competitive. Our process for innovation is complex and relies upon both internally developed and third-party technologies and services, including automation, machine learning and cloud-based and other emerging technologies. We may not be able to make product or technological improvements as quickly as our competitors and/or as demanded by our customers, or to market them effectively, which could harm our ability to attract or retain customers. This includes the incorporation of artificial intelligence (“AI”) technologies. In addition, we continue to develop new products and services, including products and services complementary to our current offerings, which requires ongoing investment. New products and services are inherently risky, due to, among other things, risks associated with the product or technology underlying the service not performing at all, or not performing as expected, customer acceptance, technological outages or failures, applicable legal and regulatory requirements, or failure to meet customer or industry expectations. As a result, we could experience increased claims, reputational damage, or other adverse effects, any of which could be material. The profile of potential customers using our new products and services also may not be as attractive as the profile of the customers that we currently serve, which may lead to higher customer acquisition costs or losses than we have historically experienced. Additionally, we can provide no assurance that we will be able to develop, commercially market, and achieve acceptance of any new products and services and we may also fail to accurately predict the demand for, or growth of, such offerings in the future. Finally, our investment of resources, including management attention and talent allocation, to develop new products and services, or make related changes or updates to our services, may either be insufficient or result in expenses or losses of alternative growth opportunities that exceed the revenue actually generated from these new offerings.
It is also possible that these new products may not return our investment or be profitable, or may experience disruptions in development or availability as a result of a variety of factors outside our control, which may have an adverse effect on our business, financial condition, operating results, and future prospects. See the section titled “Risk Factors—General Risks.” Additionally, the majority of our customers access our products through our website and mobile app, and we must ensure that our offerings are optimized for such devices and that our mobile apps are interoperable with popular third-party mobile operating systems such as Google Android and Apple iOS. If we are unable to successfully and in a timely fashion innovate and improve our existing products and achieve acceptance, and continue to deliver a superior customer experience, our growth, business, financial condition, operating results, and future prospects could be impacted.
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our business and operating results may be impacted. We also may not be able to sustain our growth rate in the future.
We have experienced rapid growth in recent periods, which places substantial demands on our management and operational resources. We expect we will need to continue to enhance our operational, financial, and management controls and our reporting systems and procedures to manage this growth.

Further, as we continue to grow, our business becomes increasingly complex and requires more resources. We have expended and anticipate continuing to expend, significant resources on expanding our infrastructure, streamlining our business and management processes, and expanding and streamlining other operational areas. Continued growth could strain our existing resources, and we could experience operating difficulties in managing our business across numerous jurisdictions. Failure to effectively scale could harm our future success, including our ability to retain and recruit personnel and to effectively focus on our growth strategy. Our limited operating history and experience may also lead to deficiencies in our governance and operational structures, including with respect to our internal controls, resulting in inefficient decision-making, internal oversight, or other operational inefficiencies, regulatory risks, failures to identify and capitalize on growth opportunities, and reputational damage. If our controls, policies, and procedures are not fully effective or we are not successful in identifying and mitigating significant risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation, or be subject to litigation or regulatory actions that could affect our business, financial condition, operating results, and future prospects.
Further, as a public company listed in the United States, we have and will continue to incur significant legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, or as a result of stockholder activism, may increase legal and financial compliance costs and make some activities more time-consuming. You should not rely on our growth rate in the number of customers, revenue, or send volume for any prior quarterly or annual periods as any indication of our future revenue, revenue growth, or other metrics of our financial performance.
We partner with third parties to support fulfillment of our service, including risk management, payment processing, customer support, cloud hosting, and disbursement, which exposes us to risks outside of our control.
We partner with a variety of third parties to fulfill our services. For example, we integrate third-party technologies into our proprietary customer due diligence and risk management systems and information security program, and we also partner with an extensive network of third parties to deliver payment processing for customers and disbursement of funds to recipients. In addition, in certain regions there is a limited number of third-party service providers capable of processing payments on our behalf. Any failure or disruption to the services provided by these third parties could cause disruption or delay the delivery of our services and negatively impact our customer experience.
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
Our business is largely driven by and reliant on customer trust in our handling of money remittances. The pricing and reliability of our service, the security of personal information (including sensitive personal information) of our customers, and a responsive and effective customer support function are each critical elements for the maintenance of this trust. Any significant interruption in either our internal or our partners’ risk management, payment processing, or disbursement systems could reduce customer confidence in our services. In addition, any actual or reported cyberattack, cybersecurity breach, service outage, or other similar incident with respect to our systems or networks, or violation of our privacy or cybersecurity policies, or applicable legal, regulatory, or contractual obligations that results in a compromise of customer data or causes customers to believe their data has been compromised could have a significant negative effect on our business. Legal claims and regulatory enforcement actions could also arise in response to these events, which would further exacerbate erosion of customer trust and potentially result in operating losses and liabilities. If we are unable to maintain affordable pricing, deliver services reliably and securely, or address customer support issues in an effective and timely manner, our business, financial condition, operating results, reputation, and future prospects could be harmed. In addition, any erosion in confidence in digital financial service providers as a means to transfer money generally could have a similar negative effect on us.

We transfer large sums of customer funds daily, and are subject to the risk of loss due to errors or fraudulent or illegitimate activities of customers or third parties, any of which could result in financial losses or damage to our reputation and trust in our brand, which would harm our business and financial results.
Our business is subject to the risk of financial losses as a result of operational errors, fraudulent activity, employee misconduct, or other similar actions or errors on our or our partners’ solutions. Such behavior, either by our employees, vendors, counterparties, or other third parties, may include fraudulent actions, breaches of applicable laws, rules, regulations, as well as contractual obligations, including confidentiality or non-disclosure agreements, or failure to adhere to our policies and procedures or those of our partners and other counterparties. We have been, in the past, and will continue to be, subject to losses due to software errors in our systems and operational errors by our employees and third-party service providers. In addition, we also are regularly targeted by parties who seek to commit acts of financial fraud, using a variety of techniques, including stolen bank accounts, compromised business email accounts, employee fraud, account takeover, and false account creation. We are also routinely targeted for illegitimate transactions, including transactions to facilitate money laundering, and transactions in which customers authorize transfers requested by third parties under false or misleading pretenses (“scams”). These risks are inherently greater for us because many of our corridors for remittances are from developed to developing economies, which have traditionally been highly targeted by bad actors perpetrating fraud or other unwanted activity. We also in certain instances have a business practice of transferring money to recipients before funds are actually received from our customers, which also increases these risks. The methods used to perpetrate these illegal activities are continually evolving, and we expend considerable resources to detect, monitor, and prevent them. Our risk management efforts may not effectively prevent, and we may suffer losses from, these errors and activities and, in some cases, our usual risk allocation agreements and insurance coverages may not be sufficient to cover these losses. We have experienced transaction losses of $57.9 million, or 0.11%, $39.0 million, or 0.10%, and $41.9 million, or 0.15%, of total send volume in connection with such errors, fraud, and misconduct in the years ended December 31, 2024, 2023, and 2022, respectively. We expect that losses of similar or greater magnitude may occur again in the future. If any of these errors or illegitimate or fraudulent activities are significant, we may be subject to regulatory enforcement actions and termination of services provided by third parties and suffer significant losses or reputational harm, and our business, financial condition, operating results, and future prospects could be adversely affected.
Our failure to manage our customer funds properly could materially harm our business.
We hold a substantial amount of funds belonging to our customers, including funds in process of being remitted, at third-party financial institutions. We hold, and in certain jurisdictions are required to hold and segregate, eligible assets equal to at least 100% of the aggregate amount of all customer funds held by our licensed entities. Our ability to manage and accurately account for the assets underlying our customer funds and comply with applicable asset requirements and applicable regulations requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we must continue to strengthen our associated internal controls. Our success requires our customers’ confidence in our ability to properly manage customer balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to appropriately manage our customer funds in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our services and products, and result in significant penalties and fines and additional restrictions, which could materially harm our business.
We have a history of operating losses and there is no assurance that our business will become consistently profitable.
We were incorporated in 2011 and we have experienced annual net losses since inception. We generated net losses of $37.0 million, $117.8 million, and $114.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. While we have experienced significant revenue increases, achieved profitability on an Adjusted EBITDA basis in recent periods, and achieved profitability on a GAAP basis in the third quarter of 2024, if the assumptions we use to plan our business are incorrect or change, or if we are unable to maintain consistent revenue, it may be difficult to maintain profitability. Our revenue from any prior quarterly or annual periods should not be relied upon as an indication of our future revenue or revenue growth. We have historically spent, and intend to continue to spend, significant funds to further develop and secure our services, develop new products and functionalities, invest in marketing programs to drive new customer acquisition, expand strategic partner integrations, and support international expansion into new payment corridors. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We will also face increased compliance and security costs associated with growth, the expansion of our customer base and corridors, and being a public company. Our financial performance each quarter is also impacted by circumstances beyond our control, such as corridor mix, revenue mix, and seasonality. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, our business, financial condition, operating results, and future prospects may be adversely affected.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $1,264.0 million, $944.3 million, and $653.6 million, and our send volume was $54.6 billion, $39.5 billion, and $28.6 billion, for the years ended December 31, 2024, 2023, and 2022, respectively. Although a large market segment for remittance services remains untapped by us, we have recently experienced significant growth in our revenue and send volume. However, even if our revenue continues to increase, we expect that our growth rate will likely decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
•maintain the rates at which customers transact on our service;
•attract new customers;

•expand the functionality and scope of the products we offer, including by successfully developing and commercializing products and services complementary to our current offerings;
•price our services competitively;
•maintain high-quality, highly available products;
•maintain trust with our customers;
•maintain our brand recognition and reputation;
•maintain send volume;
•provide our customers with high-quality customer support that meets their needs;
•introduce our services in new payment corridors and jurisdictions, including maintaining existing and obtaining new money transmitter and payment services licenses;
•localize our services;
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our product suite; and
•successfully compete with other companies.
We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our industry, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to sustain profitability. Additionally if we fail to address the risks and difficulties that we face, including those associated with the factors listed above as well as those described elsewhere in this “Risk Factors” section, our growth rate may be adversely affected. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
Cybersecurity, Privacy, Intellectual Property, and Technology Risks
Cyberattacks, cybersecurity breaches, service outages, or other similar incidents could result in serious harm to our business, financial condition, operating results, reputation, and future prospects, including by triggering regulatory action or a breach of our agreements with significant partners that we rely on to deliver our services.
Cyberattacks, cybersecurity breaches, service outages, and other similar incidents continue to increase in frequency and severity, evolve in nature, and become more sophisticated (including through the increased use of AI), and may evade detection for substantial periods of time. Moreover, we regularly encounter attempts to create false or undesirable accounts or take other actions on our systems for purposes such as spamming, spreading misinformation, or other objectionable ends. Threats to our computer systems and networks and those of third parties with whom we partner come from a variety of sources, including organized criminal threat actors, terrorists, hacktivists, nation states, state-sponsored organizations, and other external threat actors with significant financial and technological resources, any of which may see the effectiveness of their efforts enhanced by the use of AI. In addition, working from home and using private residential networks to access the internet may further exacerbate risks associated with cyberattacks, cybersecurity breaches, service outages, and other similar incidents as private work environments and electronic connections to our work environment may not have the same security measures as those deployed in our offices. We, like other financial technology organizations, have experienced from time to time, and may experience in the future, cybersecurity incidents, including, among other things, advanced and persisting cyberattacks, ransomware, cyber extortion, phishing, and social engineering schemes, the introduction of computer viruses or other malware, computer hacking, fraudulent use attempts (including attempts to create false or undesirable accounts or take other actions on our service for purposes such as spamming, spreading misinformation, or other objectionable ends), denial-of-service attacks, credential stuffing, and the physical destruction of all or portions of our IT infrastructure and those of third parties with whom we partner, due to, among other things, human error, fraud, malice, malfeasance, insider threats, system errors or vulnerabilities, accidental technological failure, or other irregularities on the part of employees, contractors, vendors, or other third parties.
Because we rely on third parties in our business, we rely on the cybersecurity practices and policies adopted by such third parties, including our disbursement partners and downstream service providers. Our ability to monitor the cybersecurity practices of third parties with whom we partner is limited, and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the systems or networks owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure. Any such compromises or failures with respect to our systems or networks, including the systems or networks owned or controlled by third parties with whom we partner, could, among other things: cause interruptions to our service; compromise the privacy, confidentiality, availability, and integrity of the data, including personal information, in such systems and networks; degrade the user experience; cause users to lose confidence and trust in our service; impair our internal systems and networks; harm our reputation and our ability to retain existing customers and attract new customers; and otherwise result in financial harm to us.

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
•termination of services provided to us; or
•liquidity risks or a negative impact on our relationships with our financial services providers, including payment processors or relevant network organizations, disbursement partners, and other third parties.
Further, we could be forced to expend significant financial and operational resources in response to such incidents, including repairing system damage, increasing security costs, investigating and remediating any cybersecurity vulnerabilities, complying with data breach notification obligations and applicable laws and regulations, and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. Our efforts to remediate or mitigate any such incident may also be unsuccessful due to, among other things: software bugs or other technical malfunctions; employee, contractor, or third-party error or malfeasance; government surveillance; or other threats that evolve. As a result, any cyberattack, cybersecurity breach, service outage, or other similar incident could harm our business, financial condition, operating results, reputation, and future prospects.

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
The various privacy and cybersecurity laws, rules, regulations, industry standards, and other obligations with which we must comply, including with respect to technologies, such as cloud computing, AI, and machine learning, are complex and evolving. In addition, state, federal, and foreign lawmakers and regulatory authorities have increased their attention on the collection, use, receipt, storage, transmission, disclosure, and other processing of personal information, and increasing fraudulent activity and cyberattacks have encouraged further legislative and regulatory intervention in the financial technology industry. Moreover, many jurisdictions in which we operate have or are developing laws and regulations that protect the privacy and security of sensitive and personal information. Further, we have internal and publicly posted privacy policies regarding our collection, use, receipt, storage, transmission, disclosure, and other processing of personal information, and the publication of such privacy policies and other documentation that provide commitments about privacy and cybersecurity can subject us to potential enforcement actions and litigation if they are found to be deceptive, unfair, or otherwise misrepresentative of our actual practices. Our agreements with third parties, including significant agreements with payment processors, credit card and debit card issuers, and bank partners, contain contractual commitments with which we are required to adhere related to privacy and cybersecurity.
Compliance with such laws, rules, regulations, industry standards, and other obligations requires that we expend significant resources, and we cannot guarantee that we will be able to successfully comply with all such privacy and cybersecurity obligations, especially where they do or may in the future conflict with one another, nor can we predict the extent to which such new and evolving regulatory and legal requirements will impact our business strategies and the cost or availability of previously useful personal information, increase our potential liability and compliance costs, require changes in business practices and policies, or otherwise adversely affect our business. Our failure to adequately address privacy and cybersecurity-related concerns, even if unfounded, or to comply with applicable laws, rules, regulations, industry standards, and other obligations could result in regulatory or government investigations, monetary penalties, fines, sanctions, claims, litigation (including civil claims, such as representative actions and other class action-type litigation), orders to cease or change our processing of personal information, enforcement notices, assessment notices (for a compulsory audit), compensation or damages liabilities, increased cost of operations, changes to our business practices (including changes to the manner in which we transfer personal information between and among countries and regions in which we operate or the manner in which we provide our services and the geographical location or segregation of our relevant systems and operations), declines in user growth or engagement, or diversion of internal resources, all of which could have a material adverse effect on our business, financial condition, operating results, reputation, and future prospects.
For additional discussion about privacy and cybersecurity and the legal and regulatory environment that we operate in, please see the section titled “Business—Privacy and Cybersecurity.”

Any significant interruption or failure of our system availability, including failure to successfully implement upgrades or new technologies to our mobile app or website, could adversely affect our business, financial condition, operating results, reputation, and future prospects.
The efficient and uninterrupted operation of technologies that we use to deliver our services is essential for the customer experience. This includes maintaining ready customer access and acceptable load times for our services at all times. Our systems and operations and those of third-party partners have experienced and may experience in the future interruptions or degradation of service availability due to a variety of events including cyberattacks, cybersecurity breaches, service outages, and other similar incidents, insider threats, hardware and software defects or malfunctions, development delays, installation difficulties, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including epidemics or pandemics such as the COVID-19 pandemic), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, or other events. In addition, our service is currently vulnerable to downtime should a major physical disaster or other event affect the west coast of the United States, where our cloud services provider is based and our physical system architecture resides. While we have backups for these systems, our service would be unavailable for some time were our normal systems to go down. Further, some of our systems are not fully redundant, and our disaster recovery program has not been fully tested and may not be sufficient for all eventualities. To the extent we cannot effectively address capacity constraints, upgrade our systems, or implement redundant systems as needed, and continually develop our technology to maintain sufficient system availability, new or existing customers may seek other services and may not return to our services as often in the future, or at all. If our service is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may lose trust in our service or determine that our services are unreliable or too slow to meet their needs. This would harm our ability to attract new customers and could decrease the frequency with which existing customers use our website and mobile solutions. As a result, our business, financial condition, operating results, reputation, and future prospects could be harmed.
If we are unable to adequately obtain, maintain, protect, defend, or enforce our IP Rights, our business, financial condition, operating results, reputation, and future prospects could be harmed.
Our brand and proprietary technology, trademarks, service marks, trade names, copyrights, domain names, trade dress, patents, trade secrets, and other IP Rights that support that brand are important to our business. We rely on, and expect to continue to rely on, a combination of intellectual property laws, technological restrictions, provisions in our terms of service, and contractual provisions including confidentiality, invention assignment, and license agreements with our employees, contractors, consultants, and other third parties with whom we partner, to establish and protect our brand, proprietary technology, and other IP Rights. Such contractual provisions may not be self-executing and may not otherwise adequately protect our IP Rights, particularly with respect to conflicts of ownership relating to work product generated by employees, contractors, consultants, or other third parties with whom we partner, and we cannot be certain that such contractual provisions will not be breached or that third parties will not gain access to our trade secrets or other confidential information.
Effective protection of our IP Rights may not be available in every jurisdiction in which we offer our services and, where such laws are available, our efforts to protect such rights may not be sufficient or effective and such rights may be found invalid or unenforceable or narrowed in scope. In particular, the laws of some foreign countries, particularly certain developing countries, do not favor the enforcement of IP Rights to the same extent as U.S. laws. This could make it difficult for us to stop the infringement, misappropriation, or other violation of our IP Rights. Any failure to adequately obtain, maintain, protect, defend, or enforce our IP Rights, or significant costs incurred in doing so, could materially harm our business, financial condition, operating results, reputation, and future prospects.
Our use and provision of AI-powered solutions could lead to operational or reputational damage, legal and regulatory risk, and additional costs.
We use AI in certain aspects of our business and operations, including in our Help Center’s virtual assistant. There are evolving risks involved in utilizing AI and no assurance can be provided that the usage of such AI-powered solutions will enhance our business, help our operations become more effective, efficient, or profitable, or otherwise result in our intended outcomes. The models underlying our AI-powered solutions may be incorrectly or inadequately designed or implemented. They may also be trained on, or otherwise use, biased, incomplete, inaccurate, misleading, or poor-quality data or algorithms, any of which may not be easily detectable. AI-powered solutions may also be adversely impacted by unforeseen defects, technical challenges, cyberattacks, cybersecurity breaches, service outages or other similar incidents, or material performance issues. Accordingly, our use of AI-powered solutions may inadvertently reduce our effectiveness and efficiency or generate unintentional or unexpected outputs (including any AI-generated content, analyses, or recommendations) that are, or are perceived to be, biased, incomplete, inaccurate, misleading, poor-quality, unethical, or otherwise deficient or flawed, do not match our business goals, standards, or values, do not comply with our policies or procedures, harm our brand or reputation, negatively impact customers or partners, or otherwise interfere with the performance of our business. Further, our competitors or other third parties may incorporate AI into their business or operations more quickly or more successfully than us, which could impair our ability to compete effectively.

We may not have adequate rights to use the data on which our AI-powered solutions rely. To the extent that we do not have sufficient rights to use the data used in, or produced by, the AI-powered solutions employed in our business and operations, we may be subject to litigation by the owners of the content or other materials that comprise such data. Further, any content or other output created by us using AI-powered solutions may not be subject to copyright protection, which may adversely affect our ability to commercialize or use, or the validity or enforceability of any IP Rights in, such content or other output. In addition, the use of AI by other companies has resulted in, and our use of AI may in the future result in, cyberattacks, cybersecurity breaches, service outages or other similar incidents, including those that implicate the confidential and personal information of users of AI-powered solutions. If any of our employees, contractors, third-party providers, or other third parties with whom we partner input confidential or personal information while using any third-party AI-powered solution in connection with our business or the products, solutions, and services they provide to us, such practice may lead to the inadvertent disclosure of such confidential or personal information, which may impact our ability to realize the benefit of, or adequately obtain, maintain, protect, defend, and enforce our IP Rights in, such information or otherwise harm our competitive position, reputation, or business. Any of the foregoing could adversely affect our reputation and expose us to legal liability or regulatory risks, including with respect to third-party IP Rights or privacy, publicity, contractual, or other rights.
Regulation of AI is rapidly evolving worldwide as legislatures and regulators are increasingly focusing on these emerging technologies. For example, the European Union’s Artificial Intelligence Act (the “AI Act”) establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. This framework categorizes AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered limited or low risk. There is a risk that our current or future AI-powered solutions may obligate us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability and fines, or otherwise adversely affect our business, financial condition, operating results, and future prospects.
Further, public and regulatory focus on ethical use and privacy and cybersecurity concerns regarding AI could lead to reputational damage if we fail, or are perceived to fail, to align with societal expectations or regulatory standards relating to the use of AI. Such scrutiny may result in financial or other penalties and may also erode customer trust. Although we take steps designed to mitigate the risks associated with the use of AI in our business and operations, our use of AI may present ethical, reputational, technical, operational, legal, competitive, or regulatory risks, any of which could adversely affect our business, financial condition, operating results, and future prospects.
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
In the future, we may also identify additional third-party IP Rights that we may need to license or otherwise obtain rights to, in order to conduct our business, including to develop or commercialize new products and services. However, such licenses or other grants of rights may not be available on acceptable terms, or at all. The licensing or acquisition of third-party IP Rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party IP Rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign, license, or otherwise grant rights to us. Even if such licenses or other grants of rights are available, we may be required to pay the licensor (or other applicable counterparty) substantial royalties, which may affect the margins on our products and services. In addition, such licenses or other grants of rights may be non-exclusive, which could give our competitors access to the same IP Rights licensed to us. Failure to obtain the necessary licenses or otherwise obtain adequate grants of rights on favorable terms, or at all, could prevent us from commercializing products and services or otherwise inhibit our ability to commercialize current or future products and services, which could impact our competitive position, business, financial condition, operating results, reputation, and future prospects.

Assertions by third parties of infringement, misappropriation, or other violations by us of their IP Rights could result in significant costs and substantially harm our business and operating results.
Intellectual property disputes are common in our industry. We may become involved in lawsuits to protect, defend, or enforce our IP Rights, and we may be subject to claims by third parties that we have infringed, misappropriated, or otherwise violated their IP Rights. Some companies in our industry, including some of our competitors, own large numbers of patents, copyrights, trademarks, and trade secrets which they may use to assert claims against us. Third parties have asserted and may in the future assert claims of infringement, misappropriation, or other violations of IP Rights against us, as we have and may in the future do so against them. As the number of services and competitors in our industry increases and overlaps occur, claims of infringement, misappropriation, and other violations of IP Rights may increase. Claims of infringement, misappropriation, or other violation of IP Rights by a third party, even those without merit, have caused us to incur costs defending against the claims, and could in the future cause us to incur costs defending against the claims and could distract our management. In addition, an adverse outcome of a dispute may require us to: pay substantial damages; cease making, licensing, or using products or services that are alleged to infringe, misappropriate, or otherwise violate the IP Rights of others; expend additional development resources to attempt to redesign our products and services or otherwise develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or IP Rights; and indemnify our disbursement partners and other third parties with whom we partner. Royalty or license agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could harm our business, financial condition, operating results, and future prospects.
Our use of open source and third-party technology could impose limitations on our ability to offer our products and services to customers.
We use open source software in connection with our products and services and expect to continue to use open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. Although we monitor our use of open source software to avoid subjecting our products and services to conditions we do not intend to accept, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Additionally, we could face claims from third parties seeking to enforce the terms of the applicable open source license. In such an event, we could be required to seek licenses from third parties to continue offering our products and services, to make our proprietary code generally available in source code form, to re-engineer our products and services, or to discontinue our products and services if re-engineering could not be accomplished on a timely basis, any of which could harm our business, financial condition, operating results, and future prospects. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide our products and services. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, financial condition, operating results, reputation, and future prospects.
If we do not or cannot maintain the compatibility of our product offerings with the most popular mobile, desktop, and tablet device and browser platforms, our revenue and growth prospects may decline.
Our customers access our product offerings increasingly through mobile phones and also through the use of various hardware devices, browser, and software platforms. If any of the device, browser, or software platforms that our product offerings depend upon change features of their application programming interfaces (“APIs”), discontinue their support of such APIs, restrict our access to their APIs, or alter the terms governing their use in a manner that is adverse to our business, we will not be able to provide compatible product offerings, which could significantly diminish the value of our product offerings and harm our business, financial condition, operating results, and future prospects.
The functionality and popularity of our product offerings depends, in part, on our ability to integrate our systems with the systems of our strategic partners. These strategic partners periodically update and change their systems, and although we have been able to adapt our systems to their evolving needs in the past, there can be no guarantee that we will be able to do so in the future. While we have multiple API integrations and certain partner redundancies built into our systems, if we are unable to adapt to the needs of our strategic partners’ systems, our remittance transaction process may be interrupted or delayed, and our strategic partners may terminate their agreements with us, leading to a loss of access to large numbers of customers at the same time and consequent negative impact on our growth and customer retention.

Legal and Compliance Risks
Any failure to obtain or maintain necessary licenses, permissions, approvals, or registrations (“Licenses”) across our global footprint could adversely affect our operations.
The provision of money transfer, payment, and stored value/e-money services is highly regulated, and the requirements vary from jurisdiction to jurisdiction. As an entity Licensed by various governmental authorities to provide certain of these services, we are subject to extensive financial, operational, and other regulatory requirements to maintain our Licenses and conduct business. These may include: net worth requirements; restrictions or obligations with respect to customer funds, including requirements to maintain insurance or reserves in an amount equivalent to outstanding payment obligations and restrictions on our investment of customer funds; bonding requirements; liquidity requirements; limitations on the amount and type of receivables we may be owed by our affiliates or third parties; requirements for regulatory approval of controlling stockholders; reporting requirements; anti-money laundering and countering the finance of terrorism compliance requirements; privacy and cybersecurity requirements; customer disclosure requirements; and monitoring, examination, and oversight by local, state, federal, and foreign regulatory agencies. Failure by us or our service providers to comply with any of these or related requirements or interpretation of them by governmental authorities could result in the suspension or revocation of a License required to provide money transfer, payment, stored value/e-money, or foreign exchange services; the limitation, suspension, or termination of services; changes to our business model; loss of consumer confidence; exposure to civil litigation (including civil claims, such as representative actions and other class action-type litigation); the seizure of our assets; and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services. If our Licenses are not renewed or we are denied Licenses in additional jurisdictions where we choose to apply for a License, we could be forced to change our business practices or be required to bear substantial cost to comply with the requirements of the additional jurisdictions. Further, if we were found by these governmental authorities to be in violation of any applicable laws or regulations required to provide money transfer, payment, stored value/e-money or foreign exchange services, we could be subject to: fines, penalties, lawsuits, and enforcement actions; additional compliance requirements; increased regulatory scrutiny of our business; restriction or suspension of our operations; or damage to our reputation or brand. In addition, our regulators could further restrict the type of instruments that qualify as permissible investments or require our regulated subsidiaries to maintain higher levels of eligible assets, which could have a financial and operational impact on our business. Regulatory requirements are constantly evolving, and we cannot predict whether we will be able to meet changes to existing regulations or the introduction of new regulations without harming our business, financial condition, operating results, and future prospects.
Certain jurisdictions have enacted rules that require entities Licensed to provide money transfer, payment, and stored value/e-money services to establish and maintain transaction monitoring and filtering programs and privacy and cybersecurity programs. Wherever we are subject to these rules, we are required to adopt additional business practices that could also require additional capital expenditures or impact our operating results. If any governmental authority were to take actions that interfered with our ability to transfer money or provide our services reliably—including if they attempted to seize transaction funds or to limit or prohibit us, our payment processors, or our disbursement partners from transferring money in certain countries, whether by imposing sanctions or otherwise—such actions could harm our business. Governmental authorities could also impose other orders, monetary penalties, or other sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.
Our fees, profit margins, and/or our ability to offer foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry-wide or specifically targeted at our Company.
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
In particular, the U.S. Consumer Financial Protection Bureau (“CFPB”) has authority over Regulation E, which implements the Electronic Fund Transfer Act (“EFTA”) and among other things, consumer protection requirements under the Remittance Transfer Rule. The CFPB could modify the Remittance Transfer Rule or issue administrative guidance that may impose limitations on remittance providers, such as the type of fees charged by remittance companies, how remittances are advertised to consumers, how the exchange rate is applied to transactions by these companies, and the level of transparency surrounding such fees and exchange rates. Such changes may require us to assume fees and charges by third-party providers that are outside of our control.
In addition, the CFPB administers other regulations and may adopt new regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or alter past regulatory guidance, could increase our compliance costs and litigation exposure. These regulations, changes to these regulations, and other potential changes under CFPB regulations could harm our business, financial condition, operating results, and future prospects, and force us to change the way we operate our business.

There has also been an increase in the level and regulatory scrutiny of consumer protection laws, regulation, and supervisory guidance relating to “treating customers fairly.” These laws apply to our international business (including in the United Kingdom and the EEA). In the United Kingdom, the Financial Conduct Authority (the “FCA”) has issued, supervises, and enforces the Consumer Duty that places an obligation on firms to act to deliver good outcomes for retail customers. To achieve better customer outcomes, the FCA has issued a set of rules and guidance, among others, providing more detailed expectations for firms’ conduct that form part of an optimal firm-customer relationship that includes the price and value offered. Any changes by the FCA’s and other regulatory authorities to such laws, regulations, and supervisory guidance could have an adverse impact on our business, financial condition, operating results, and future prospects, and/or change our business operations.
Governmental authorities could also regulate foreign exchange rates or tax foreign exchange purchases in countries in which we do business, and this could harm our business. Similarly, if governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition, operating results, and future prospects could be adversely affected.
Furthermore, governmental agencies both in the United States and worldwide have imposed, and may impose new or additional rules on money transfers affecting us; our third-party providers, including our payment processors and disbursement partners; partner banks; or commercial counterparties, including regulations that:
•prohibit, restrict, and/or impose taxes or fees on remittance transactions in, to, or from certain countries or with certain governments, individuals, and entities;
•impose new requirements, change requirements, or re-interpret existing requirements regarding the acquisition of local currency for disbursement to recipients;
•impose additional customer identification or due diligence requirements, including requirements to verify the immigration or other status of customers;
•impose additional third-party provider due diligence and vendor management requirements;
•impose additional foreign exchange disclosures, reporting or recordkeeping requirements, or require enhanced transaction monitoring;
•limit the types of entities capable of providing remittance services, impose additional licensing or registration requirements on us, or our third-party providers, or impose additional requirements on us with regard to selection or oversight of our third-party providers;
•impose minimum capital or other financial requirements on us or our third-party providers;
•limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;
•require we provide additional consumer protection rights to our customers (including enhanced disclosures, “treating customers fairly” rules and consumer duties, and rights to refund in the event our customers authorize transactions under fraudulent or false pretenses);
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
In addition, changes in regulatory expectations, interpretations, or practices could increase the risk of regulatory enforcement actions, fines, and penalties. If the CFPB or other similar regulatory bodies adopt, or customer advocacy groups are able to generate widespread support for, positions that are detrimental to our business, then our business, financial condition, operating results, and future prospects could be harmed.
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
We have been and continue to be subject to examination by the CFPB, which has defined participants of the international money transfer market that make at least one million aggregate annual international money transfers, such as Remitly, to be “larger participants” subject to such supervisory examination. The CFPB has the authority to examine and supervise us and our larger competitors, which will involve providing reports to the CFPB. The CFPB has used information gained in these examinations as the basis for enforcement actions resulting in settlements involving monetary penalties and other remedies.

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
While we have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, there are a number of risks that cannot be completely controlled. Our international presence, especially in high-risk jurisdictions such as the United Arab Emirates, the Philippines, and India, has led to increased legal and regulatory risks. Regulators in every jurisdiction in which we operate have the power to restrict our operations or bring administrative or judicial proceedings against us (or our employees, representatives, and third-party service providers), which could result, among other things, in suspension or revocation of one or more of our Licenses, cease and desist orders, fines, civil penalties, criminal penalties, or other disciplinary action which could materially harm our business, financial condition, operating results, reputation, and future prospects. Expansion into additional jurisdictions also increases the complexity of our risks in a number of areas including currency risks, interest rate risks, compliance risk, regulatory risk, reputational risk, and operational risk. We, or our employees, may from time to time, and as is common in the financial services industry, be the subject of inquiries, examinations, or investigations that could lead to proceedings against us or our employees.
Use of our service for illegal, improper, or fraudulent activities could harm our business, financial condition, operating results, reputation, and future prospects.
Our service is susceptible to illegal, improper, or fraudulent uses, including money laundering, terrorist financing, sanctions evasion, bank fraud, payments involving child pornography or human trafficking, consumer “scams,” and the facilitation of other illegal, improper, or fraudulent activity. The digital financial services industry is under increasing scrutiny from federal, state, and foreign regulators in connection with the potential for such illegal, improper, or fraudulent activities.
We offer our customers the ability to fund transactions utilizing their credit card or debit card. We also offer bank funding and alternative payment methods. Because these are card-not-present/online/non face-to-face transactions, they involve a greater risk of fraud. We also release some funded transactions for disbursement prior to our receiving funds from our customers, which exposes us to repayment risk in the event that these customers have insufficient funds in their bank account or their transactions are otherwise invalidated. Additionally, we carry chargeback liability for a large portion of disputed card payment transactions. In addition, our remittance service facilitates payments to jurisdictions which may in some cases have higher levels of illegal or improper payments. For example, the United States to Colombia and United States to Nigeria payment corridors have historically been characterized by a high volume of fraudulent payments and are thus particularly high-risk.
Our payment system may have been utilized for illegal, improper, and fraudulent uses in the past, and we cannot guarantee that our policies, procedures, and internal controls, or insurance, would adequately protect our business, maintain our continued ability to operate in the jurisdictions that we serve, or protect our reputation, especially if such illegal, improper, or fraudulent activities were discovered to have taken place on our service in the future.
Our transaction loss expenses may increase if our fraud systems lose effectiveness or if new methods or schemes are developed to defraud us. Since the methods and schemes utilized by perpetrators of fraud are constantly evolving or, in some cases, not immediately detectable, we cannot assure you that our policies, procedures, and controls for managing fraud will be effective over time or of our ability to update these measures to address emerging fraud risks. In addition, if illicit, improper, or fraudulent activity levels involving our services were to rise, it could lead to changes in liability regimes, regulatory intervention, and reputational and financial damage to us. This, in turn, could lead to government enforcement actions and investigations, a suspension or termination of our Licenses, a reduction in the use and acceptance of our services, or an increase in our compliance costs, any of which may harm our business, financial condition, operating results, and future prospects.

On the other hand, if the measures we have taken to detect illegal, improper, or fraudulent activities are too restrictive and/or inadvertently prevent or delay proper transactions, this could result in suspension of legitimate customer activity on our payment system, deter new and existing customers, or otherwise diminish our customer experience, any of which could harm our business, financial condition, operating results, and future prospects.

Governments may decide to impose restrictions or levy new taxes on money transfers or other digital financial services provided by us, which would harm our business, financial condition, operating results, and future prospects.
Our business could be harmed if a local, state, federal, or foreign government were to levy taxes on money transfers, as has been proposed periodically at the federal and state level in the United States. Budget shortfalls and sentiment towards immigration in the United States and many jurisdictions could lead other states and jurisdictions to impose similar fees and taxes, as well as increase unclaimed property obligations. Such fees or taxes, and any related regulatory initiatives, may be implemented in a manner that conflicts with other laws to which we are bound or in a manner with which we are unable to comply, and noncompliance could harm our business. It is possible that governments of one or more countries may seek to censor content available on our website and mobile solutions or may even attempt to completely block access to our website or mobile solutions. Adverse legal or regulatory developments could harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be harmed and we may not be able to maintain or grow our revenue as anticipated.
For example, the Central Bank of Nigeria previously imposed currency controls that limit repatriation of funds with immediate effect, which required money transmission businesses, including us, to make substantial adjustments to payments processes that serve Nigerian consumers. While we believe that we are compliant with our regulatory responsibilities, the legal, political, and business environments in these areas are routinely changing, and subsequent legislation, regulation, litigation, court rulings, or other events could expose us to increased liability, increased operating and compliance costs to implement new measures to reduce our exposure to this liability, and reputational damage. The risk of non-compliance is exacerbated when we introduce new products or services that subject us to new laws and regulations. In addition, as we expand and localize our international activities, we may become increasingly obligated to comply with the laws of the countries in which we operate. In addition, because our services are accessible worldwide and we facilitate remittances to a growing number of countries, one or more jurisdictions may claim that we are required to comply with their laws. Local regulators may use their power to slow or halt payments to our customers in those jurisdictions. Such regulatory actions or the need to obtain Licenses could impose substantial costs and involve considerable delay in the provision or development of our services in a given jurisdiction, or could require significant and costly operational changes or prevent us from providing any services in a given jurisdiction. Additionally, external factors such as economic or political instability, or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from disbursement partners, or to recoup funds that have been advanced to disbursement partners, and as a result could adversely affect our business, financial condition, operating results, and future prospects. In addition, the general state of telecommunications and infrastructure in some developing countries, including countries where we have a large number of transactions, creates operational risks for us and our disbursement partners.
Policy-makers have also discussed potential legislation to add taxes to remittances from the United States to Mexico and/or other countries. Further, one state and an unincorporated U.S. territory have passed laws imposing a fee on certain money transfer transactions, and certain other states have proposed or are considering similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions as well. The approach of policy-makers and the ongoing budget shortfalls in many jurisdictions, combined with future federal action or inaction on immigration reform, may lead other states or localities to impose similar taxes or fees or other requirements or restrictions. Foreign countries in similar circumstances have invoked and could continue to invoke the imposition of sales, service, or similar taxes, or other requirements or restrictions, on money transfer services. A tax, fee, or other requirement or restriction exclusively on money transfer services by us could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes, fees, requirements, or restrictions. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs, such as efforts by various central banks to connect their real-time payment rails. Such initiatives may have a material adverse impact on our business, financial condition, operating results, and future prospects.
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
We have implemented policies and procedures designed to allow us to comply with anti-money laundering laws and economic sanctions laws and prevent our service from being used to facilitate business in countries or with persons or entities designated on lists promulgated by OFAC and equivalent international authorities or that are otherwise the target of sanctions. We may utilize the services of vendors, such as screening tools, in implementing such policies and procedures. In the event that we or any of our users engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates anti-money laundering or sanctions laws, or otherwise constitutes activity that is prohibited by such laws, including through the fault of any vendor, we may be subject to: fines, penalties, lawsuits, and enforcement actions; additional compliance requirements; increased regulatory scrutiny of our business; restriction of our operations; or damage to our reputation or brand.

Law enforcement and regulators continue to scrutinize compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our customers or monitor our service for potential illegal activity. In addition, any policies and procedures that we implement to comply with sanctions laws may not be effective, including in preventing customers from using our services for transactions with sanctioned persons or jurisdictions subject to comprehensive sanctions, including Cuba, North Korea, Syria, Iran, and the Crimea, Donetsk People’s Republic, and Luhansk People’s Republic regions of Ukraine. Given the technical limitations in developing controls to prevent, among other things, the ability of customers to publish on our service false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or other relevant sanctions authorities or are located in a jurisdiction subject to comprehensive sanctions or an embargo by the United States or another country in which we operate or are licensed to do business, and such services may not be in compliance with applicable economic sanctions regulations.
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
In addition, U.S. policy-makers have sought and may continue to seek heightened customer due diligence requirements on, or restrict, remittances from the United States to certain jurisdictions. For example, government sanctions imposed in February 2022 with respect to Russia and Ukraine are impacting our ability to offer services in the region, and additional sanctions could be imposed in the future. In addition, existing laws and regulatory requirements may change and become more stringent, such as requiring us to maintain records on a larger number of transactions or verify the identity of our customers in a prescriptive way, which could result in greater costs for compliance.
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
Consequences for failing to comply with applicable rules and regulations could include fines, criminal and civil lawsuits, forfeiture of significant assets, including Licenses, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us, our customers, vendors, or third-party providers (including our payment or disbursement partners) with respect to applicable laws, rules, and regulations could have a significant impact on our reputation and could cause us to lose existing customers, prevent us from obtaining new customers, cause other third-party providers (including payment or disbursement partners) to terminate or not renew their agreements with us, require us to expend significant funds to remedy problems caused by violations and to avert further violations, adversely affect our relationship with our partner banks and other commercial counterparties, and expose us to legal risk and potential liability, all of which may adversely affect our business, financial condition, operating results, and future prospects.
If our disbursement partners fail to comply with applicable laws, it could harm our business.
We work with disbursement partners in various receive jurisdictions whom we believe are complying with local laws and regulations. We rely on such disbursement partners to facilitate transactions with recipients in their local jurisdictions and such disbursement partners could fail or be unable to satisfy their obligations to us. This could lead to our inability to access funds and/or credit losses for us and could adversely impact our ability to conduct our business.
Our services are regulated by state, federal, and foreign governments, regulators, and agencies. Many of our disbursement partners are banks that are heavily regulated in their home jurisdictions. Our non-bank disbursement partners are also subject to various regulations, including money transfer regulations. We require regulatory compliance as a condition to our continued relationship with our disbursement partners, perform due diligence on them, and monitor them periodically with the goal of meeting regulatory expectations. However, there are limits to the extent to which we can monitor and confirm their regulatory compliance. Any determination that our disbursement partners or the sub-disbursement partners of our aggregator disbursement partners have violated laws and regulations could damage our reputation and customer trust in our brand and services, and may ultimately lead to regulatory action against us by our regulators. It is possible that in some cases we could be liable for the failure of our disbursement partners to comply with laws or regulations, or to exercise sufficient oversight over their vendors and agents, which also could harm our business, financial condition, operating results, and future prospects.

Failure to comply with global and evolving marketing laws could subject us to claims or otherwise harm our business.
Our marketing practices rely upon a wide range of referral programs, exchange rate and fee-based promotions, e-mail, digital and social media marketing and direct marketing practices, among other tactics. These marketing practices are subject to a variety of advertising and consumer protection laws and regulatory oversight in the United States, Canada, the United Kingdom, and the EEA, and the other jurisdictions in which we do business. In the United States, some examples of applicable legislation include, among others, the CAN-SPAM Act of 2003; the U.S. Federal Trade Commission guidelines with respect to misleading or deceptive advertising or marketing practices; the Telephone Consumer Protection Act of 1991, state banking laws that prohibit non-banks, including licensed money transmitters, from holding themselves out as banks or providing banking services; and the CCPA and other comprehensive state privacy and cybersecurity laws.
These laws are continuously evolving and developing in light of technological change and regulatory objectives. These laws are overseen by regulators at the national, provincial, and state level and, in some cases, carry private rights of action that may expose us to class-action and private litigation risk. We are, and, from time to time, we may become subject to, various legal proceedings and regulatory investigation matters and enforcement activities in connection with these laws and regulations. We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, operating results, and future prospects. We believe that our policies and practices comply with applicable marketing and consumer protection laws and regulations. However, if our belief proves incorrect, if there are changes to the guidelines, laws, regulations, or their interpretation, or if new regulations are enacted that are inconsistent with our current marketing practices or customer experience, our business could be harmed or our relationship with our partners and other commercial counterparties, could be adversely affected.
From time to time, we may be subject to legal proceedings, disciplinary actions, regulatory disputes, and governmental investigations that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, operating results, and future prospects.
We have been and may in the future be involved in various legal proceedings, claims, investigations, or similar matters from time to time. Such matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees, or change our business practices, any of which could adversely affect our business, financial condition, operating results, and future prospects.
Operational Risks
We are exposed to the risk of loss or insolvency if our disbursement partners fail to disburse funds according to our instructions or were to become insolvent unexpectedly, or funds are disbursed before customer funds are guaranteed to be sufficient.
We are exposed to the risk of loss in the event our disbursement partners fail to disburse funds to recipients according to our instructions. Such reasons could include mistakes by our disbursement partners in processing payment instructions or failing to correctly classify and process error categories, or negligence, insolvency, or fraud by our disbursement partners. One or more of our disbursement partners could elect to temporarily withhold money from customers, which would cause delays in any transfers reaching their ultimate destination. Were such delays to occur, this would cause a loss of trust in the ability of our service to meet the timeline that we set for ourselves and provide our customers. Were customers to lose trust in our ability to deliver our services in a timely and professional manner, our business, financial condition, operating results, and future prospects could be harmed. We are also subject to risk of loss if funds are disbursed before customer funds are guaranteed to be sufficient, which could also harm our business and financial results.
If there is any material change of service terms or loss of coverage in our payment processors and disbursement network, our business could be harmed.
Our third-party payment processors and disbursement partners are critical components of our business. We partner with payment processors in our send jurisdictions to provide clearing, processing, and settlement functions for the funding of all of our transactions. We also partner with disbursement partners in our receiving jurisdictions to disburse funds to recipients via various means, including cash pick-up or delivery, bank deposit, or mobile wallet. For payments processing, the terms of service are governed under applicable payment network rules that are determined by the processor and generally are not subject to negotiation. We may be forced to cease doing business with a payment processor if its rules and certification requirements governing electronic funds transfers change or are reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit card and debit card payments from customers or facilitate other types of online payments, and our business and operating results would be harmed.
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

If our disbursement partners do not provide a positive recipient experience, our business could be harmed.
We partner with our disbursement partners to disburse funds to our customers’ recipients. If the experience delivered by our disbursement partners to a recipient is deemed unsatisfactory for any reason, including because our disbursement partners are not properly trained to disburse money or they deliver poor customer service, our disbursement partners’ compliance processes and approvals take longer than expected, the wait times at our disbursement partners’ pick-up locations are too long, or cash pick-up locations are not located in convenient and safe locations and open for business at convenient times, customers may choose to not use our services in the future and our business could be harmed.
Increases in various types of fees, such as interchange fees, payment scheme fees, and disbursement fees, could increase our costs, affect our profitability, cause us to lose customers, or otherwise limit our operations.
Our payment processors and disbursement partners charge us fees, which may increase from time to time. Payment processors may pass through payment scheme mandated costs, such as interchange fees, and changes to these payment scheme fees, or decreases in negotiated rebates could increase our costs. Banks currently determine the fees charged for bank-originated transactions and may increase the fees with little prior notice. Our card processors have in the past and may in the future increase the fees charged for each transaction using credit cards and debit cards, which may be passed on to us. Our disbursement partners charge us disbursement fees, which they have in the past and may in the future increase. U.S. federal, state, local or foreign governments could also mandate a payment processing or remittance tax, require additional taxes or fees to be imposed upon our customers, or otherwise impact the manner in which we provide our services. If our transaction processing fees increase, it may require us to change our disbursement options, modify payment methods, or take other measures that would impact our costs and profitability or cause us to lose customers or otherwise limit our operations.
The loss of one or more key members of our management team, or our failure to attract, integrate, and retain other highly qualified personnel in the future, could harm our business.
We believe our success has depended, and continues to depend, on the efforts and talents of our employees and senior management team, including our CEO and co-founder Matthew Oppenheimer. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may be unable to find the number of technically talented employees we need to continue our growth, or we may incur significant costs—costs which we expect to increase generally, to attract and keep such employees. In addition, any future loss of any of our senior management, key employees, or key technical personnel could harm our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry could be difficult to replace. We cannot ensure that we will be able to retain the services of any of our senior management or other senior employees. Furthermore, our performance and competitiveness as an employer are influenced by our ability to effectively manage our talent pool, address employee complaints, tensions, and disagreements, as well as comply with, anticipate, and adapt to changes in employment and tax laws and regulations, including those related to labor relations, health and safety standards, immigration policies, and taxation of equity-based compensation. Changes in such regulations could impose additional burdens on our operations and limit our flexibility in effectively recruiting, maintaining, and managing our workforce across different geographies and during different business and economic cycles. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.
If we cannot maintain our company culture as we grow, our success and our business may be harmed.
We believe our culture has been a key contributor to our success to date and that our Company’s vision promotes a sense of greater purpose and fulfillment in our employees. Inorganic growth through mergers and acquisitions may pose significant challenges to integrating the company cultures of acquired companies. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be adversely affected.
Interruptions or delays in the services provided by data centers or internet service providers could impair the delivery of our services and our business could be impacted.
We host our service offerings using third-party cloud infrastructure services that we do not control. We depend on their ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, cyberattacks, cybersecurity breaches, service outages and other similar incidents, criminal acts, and similar events. We also depend on their ability to meet our capacity requirements as increasing numbers of customers access our offerings. In addition, our operations depend on protecting the cloud infrastructure hosted by such providers by maintaining their respective configuration, architecture, and interconnection specifications, as well as the information stored in these data centers and which third-party internet service providers transmit. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired and data may be compromised. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. Any prolonged service disruption affecting our offerings for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. We have from time to time in the past experienced service disruptions due to such issues, and we cannot assure you that we will not experience interruptions or delays in our service in the future.

Moreover, we are heavily reliant on the cloud services provided by a single provider. We may not be able to easily switch our reliance on that provider’s operations to another cloud or other data center provider if there are disruptions or interference with our use of or relationship with our existing provider, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. If our provider unexpectedly terminates our cloud services agreement, we would be forced to incur additional expenses to locate an alternative provider and may experience outages or disruptions to our service. Any service disruption affecting our offerings during such migration or while operating on our provider’s cloud infrastructure could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business.
Sustained financial market illiquidity, or illiquidity at our partner financial institutions, could harm our business, financial condition, operating results, and future prospects.
We face risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity or failure of financial institutions where we deposit money. This includes financial institutions that hold prefunding accounts for our disbursement partners. In particular:
•We may be unable to access funds in our accounts on a timely basis to pay transactions and receive settlement funds. Any resulting need to access other sources of liquidity or short-term borrowing could increase our costs. Any delay or inability to pay transactions could harm our business, financial condition, operating results, and future prospects; and
•Our funds are held by us and our disbursement partners, which includes banks, non-bank financial institutions, and aggregators, both in the United States and abroad. For instance, historically a substantial portion of our send volume has been derived from remittances being sent to India, Mexico, and the Philippines. During high volume sending periods, a significant portion of our available cash may be held in an account or accounts outside of the United States. Our payment processors, the commercial banks that hold our funds, our disbursement partners, and the financial institutions that hold prefunding accounts for our disbursement partners or our disbursement collateral could fail or experience sustained deterioration in liquidity. This could lead to our inability to move funds on a timely basis as required to pay transactions and receive settlement funds; loss of prefunded balances; or a breach in our capital or other regulatory requirements if we are unable to recover our funds.
If financial liquidity deteriorates, our ability to access capital may be harmed and we could become insolvent.
Acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, operating results, and future prospects.
We have in the past, and we may in the future, seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our offerings, address additional customer needs, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potentially material acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we have limited experience in acquiring other businesses, and we may not successfully identify desirable acquisition targets, identify key risks during the due diligence phase, or integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, as well as unfavorable accounting treatment and exposure to claims and disputes by third parties, including intellectual property claims. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. In addition, if an acquired business fails to meet our expectations, our business, financial condition, operating results, and future prospects may suffer.
We may also make significant investments in new products, marketing campaigns, technologies, or services developed solely by us or in conjunction with strategic partners we identify. It is possible that our strategic investments may not become profitable and fail to return our initial investment, and this may have a harmful effect on our business, financial condition, operating results, and future prospects.
Remitly Global is a holding company with no operations of its own and is the ultimate parent of a network of local subsidiaries, each of which is subject to different local regulations. In the future, we may depend on our subsidiaries to fund our operations and expenses.
Remitly Global is a holding company and relies on our operating subsidiaries for cash flow. Therefore, our ability to fund and conduct our business, service our debt, and pay dividends, if any, in the future may depend on the ability of our subsidiaries to make upstream cash distributions or payments to us, which may be impacted, for example, by their ability to generate sufficient cash flow or limitations on the ability to repatriate funds, whether as a result of currency liquidity restrictions, monetary or exchange controls, regulatory restrictions, or otherwise. For example, certain of our subsidiaries are subject to minimum capital and liquidity requirements as U.S.-regulated entities and/or as regulated entities in the jurisdictions where they do business. Such requirements may limit the ability of these regulated subsidiaries to dividend or distribute funds to Remitly Global. Our subsidiaries are separate legal entities, and although they are directly or indirectly wholly owned and controlled by our ultimate parent, they have no obligation to make any funds available to us, whether in the form of loans, dividends, or otherwise. To the extent the ability of any of our subsidiaries to distribute dividends or other payments to us is limited in any way, our ability to fund and conduct our business, service our debt, and pay dividends, if any, could be harmed.

Expansion into new international jurisdictions and payment corridors exposes us to risks associated with handling of additional currencies and compliance with local regulations and law.
As our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in local markets or the exchange rates of the currencies in which we do business.
There are significant costs and risks inherent in conducting business in international jurisdictions, including:
•establishing and maintaining effective controls at international locations and the associated costs;
•increased competition from local providers;
•compliance with foreign laws and regulations, including privacy and cybersecurity frameworks similar to the GDPR;
•adapting to doing business in other languages or cultures;
•compliance with local tax regimes, including potential double taxation of our international earnings, and potentially adverse tax consequences due to U.S. and foreign tax laws as they relate to our international operations;
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
As we expand into more international jurisdictions, we are faced with greater complexities around having to comply with various sets of local regulations, policies, and laws, which could change in ways that are adverse to our business. In particular, central banks or other regulatory agencies or institutions in the countries we operate could enact policies that may negatively affect our business, and we may incur increased costs to deal with such unfavorable laws and policies.
These and other factors could harm our international operations and, consequently, materially impact our business, financial condition, operating results, and future prospects.
Further, we may incur significant operating expenses as a result of our international expansion, and such expansion may not be successful. We have limited experience with certain international regulatory environments and practices, and we may not be able to penetrate or successfully operate in those regions. We also have more limited brand recognition in certain parts of the world, leading to delayed acceptance of our services by international customers. If we cannot continue to expand internationally and manage the complexity of our global operations successfully, our business, financial condition, operating results, and future prospects could be adversely affected.
Risks associated with operations outside the United States and with foreign currencies could adversely affect our business, financial condition, operating results, and future prospects.
Since a substantial portion of our send volume is exposed to the U.S. dollar, deterioration in the value of the U.S. dollar, including as a result of macroeconomic factors, including inflation, could have a material impact on our business. In addition, a substantial portion of our revenue is generated in currencies other than the U.S. dollar, a significant portion of which occurs in Canada and Europe. As a result, we are subject to risks associated with changes in the value of our revenues and net monetary assets denominated in foreign currencies. For example, a considerable portion of our revenue is generated in Euros. In an environment of a rising U.S. dollar relative to the Euro, the value of our Euro-denominated revenue, operating income, and net monetary assets would be reduced when translated into U.S. dollars for inclusion in our financial statements. Some of these adverse financial effects may be partially mitigated by our efforts to offset these financial impacts through natural hedging of our assets and liabilities held in foreign currencies. In an environment of a declining U.S. dollar relative to the Euro, some of the translation benefits on our reported financial results could be limited by the impact of foreign currency hedging activities.
We are also subject to risks related to changes in the value of other foreign currencies. For instance, we have seen increased money transfer volume if the U.S. dollar strengthens against certain currencies, especially the Indian rupee, the Mexican peso, or the Philippine peso. Conversely, we have seen decreased money transfer volume if the U.S. dollar weakens against those currencies. We are also exposed to risks relating to fluctuations in currency exchange rates between the date on which a customer initiates a cross-border remittance payment and the date that the remittance recipient receives the funds through our disbursement partners because the foreign exchange rate quoted to the customer is not adjusted for changes between the initiation date and the settlement date. In addition, our international subsidiary financial statements are denominated in, and operated in, currencies other than the U.S. dollar. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. As a result, it could be more difficult to detect underlying trends in our business and operating results.

A substantial portion of our revenue is generated outside the United States. We utilize a variety of planning and financial strategies to help ensure that our worldwide cash is available where needed, including decisions related to the amounts, timing, and manner by which cash is repatriated or otherwise made available from our international subsidiaries. Changes in the amounts, timing, and manner by which cash is repatriated (or deemed repatriated) or otherwise made available from our international subsidiaries, including changes arising from new legal or tax rules, disagreements with legal or tax authorities concerning existing rules that are ultimately resolved in their favor, or changes in our operations or business, could result in material adverse effects on our business, financial condition, operating results, and future prospects.
To date, we have not engaged in currency hedging activities to limit the risk of exchange fluctuations; however, to limit our risk exposure associated with exchange rate fluctuations we may choose to engage in currency hedging activities in the future. Even if we use derivative instruments to hedge exposure to fluctuations in foreign currency exchange rates, the use of such hedging activities may not offset the adverse financial effects of unfavorable movements in foreign exchange rates over the time the hedges are in place, and may introduce additional risks and costs if we are unable to structure effective hedges with such instruments.
Money transfers and payments to, from, within, or between countries may be limited or prohibited by law. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage, or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries or to recoup funds that have been advanced to international agents or are held by our subsidiaries, and as a result could adversely affect our business, financial condition, operating results, and future prospects. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our third-party providers that generally are not present in our operations in the United States and other more developed countries.
Historically, a substantial amount of our revenue has been derived from remittances to Mexico, India, and the Philippines, and our business could be significantly affected by any adverse changes in these regions.
Historically, our revenue has been substantially derived from remittances to Mexico, India, and the Philippines. Remittances sent to these three countries represented approximately 49%, 55%, and 65% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Because remittances to these countries have accounted for a substantial portion of our revenue, our business is exposed to adverse regulatory and competitive changes, economic conditions, and changes in political conditions in each of these countries. Moreover, due to the concentration of our revenue related to these geographies, our business may be less diversified and, accordingly, subject to greater regional risks as compared to some of our competitors.
Financial Risks
If we fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.
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
We cannot assure you that the measures that we have taken, and that we continue to take, will be sufficient to prevent material weaknesses from occurring. If we fail to establish and maintain effective internal controls, our ability to accurately and timely report our financial results could be adversely affected and may result in a restatement of our annual or interim financial statements, which could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.
If one or more of our counterparties, including financial institutions, aggregators, and local cash pick-up institutions where we have cash on deposit, or our lenders and potential hedging counterparties, default on their financial or performance obligations to us or fail, we may incur significant losses.
We have significant amounts of cash, cash equivalents, and receivables outstanding on deposit or in accounts with banks or other counterparties in the United States and foreign jurisdictions. While we do not currently enter into derivative financial instrument transactions as part of currency hedging activities, we may in the future enter into such transactions with various financial institutions. Certain banks and financial institutions also act as our lenders. We may be exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparties. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In particular, we maintain cash at commercial banks in the United States in amounts in excess of the Federal Deposit Insurance Corporation limit of $250,000, and in the event of a failure at a commercial bank where we maintain our deposits, we may incur a loss to the extent such loss exceeds the insurance limitation. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our business, financial condition, operating results, and future prospects.

We have built proprietary financial systems as part of our technology stack. Such systems could become unstable, include defects, experience outages, and include undetected errors, each of which could adversely affect our business, financial condition, operating results, and future prospects.
Our proprietary financial systems are an integral part of our technology stack, which is a complex system composed of many interoperating components and which incorporates other third-party software. We have from time to time found defects or errors in our system and may discover additional defects in the future that could result in financial information unavailability or system disruption. In addition, we have experienced outages on our proprietary financial systems due to circumstances within our control, such as outages due to software bugs or human error. If sustained or repeated, any of these outages could impact the accuracy and completeness of our financial information over several reporting periods. In addition, our release of new software functionality, including through the integration of component systems, may result in future interruptions in the availability of, or errors in, our financial information. Our financial systems may now, or in the future, contain undetected errors, defects, and vulnerabilities. Errors, defects, outages, vulnerabilities, and other unintended systems issues could result in an interruption in the availability of our financial information, failure to accurately or timely comply with domestic and international regulatory financial reporting obligations, or inaccurate and incomplete financial information, any of which could adversely affect our business, financial condition, operating results, and future prospects.
The development and use of quantitative models in our business may present risks and challenges that could adversely impact us.
We rely on quantitative models across our business in areas such as liquidity management, monitoring and managing of risk, and forecasting. The accuracy of our calculations depends on the reliability of the underlying models and assumptions. These models are constructed based on historical data, which, by its nature, may not be fully indicative of future results, especially in the face of unprecedented conditions or shifts. An overreliance on historical data without adequate consideration for potential future changes can lead to miscalculations, potentially impacting our ability to manage risks effectively. Moreover, the quantitative models we employ are subject to the risk of oversimplification. In an effort to make complex assumptions comprehensible, we may inadvertently omit crucial variables or interactions, leading to an incomplete understanding of relevant dynamics. This simplification, while necessary for computational feasibility, increases the risk of discrepancies between model predictions and actual outcomes.
Further, the assumptions underlying our models are inherently speculative. These assumptions are influenced by a myriad of factors, all of which are fluid and can evolve in unpredictable ways. A failure to accurately anticipate or quickly adapt to these changes could render our models less effective, which could adversely affect our business, financial condition, operating results, and future prospects.
Finally, the potential for model failure or significant prediction errors poses a risk to our financial stability. Any discrepancies between model forecasts and actual outcomes may lead to unexpected losses. Such situations could strain our financial resources, require us to obtain additional funding, which may not be available on terms attractive to us, if at all, and negatively impact our ability to capitalize on growth opportunities.
We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our operating results, our stock price and the value of your investment could decline.
Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. In particular, we expect our revenue mix to vary from period to period, especially if newly-introduced products grow to represent a larger portion of our revenue. Shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. Further, our results of operations could be affected by changes in revenue mix and costs, together with numerous other factors, including:
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
•cyberattacks, cybersecurity breaches, service outages, or other similar incidents with respect to the delivery and use of our offerings which may result in data theft and/or misappropriation;
•the adoption or retention of more entrenched or rival services in the international regions where we compete;
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
•general economic conditions and geopolitical forces, both domestically and abroad, as well as economic conditions specifically affecting industries in which our customers participate;
•epidemics, pandemics, or other public health crises, such as the COVID-19 pandemic;
•the impact of new accounting pronouncements;
•changes in the competitive dynamics of our industry;
•awareness of our brand and our reputation; and
•our ability to introduce our services in new corridors and jurisdictions, including maintaining existing and obtaining new Licenses.
Any of these and other factors, or the cumulative effect of some of these factors, may cause our operating results to vary significantly. As a result, our past results may not be indicative of our future performance. In addition, if our quarterly operating results fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline, and we could face costly lawsuits, including securities class action suits.
Our operating results and metrics are also subject to seasonality. For example, active customers and send volume generally peak as customers send gifts for regional and global holidays including, most notably, in the fourth quarter around the Christmas holiday. This seasonality typically drives higher fourth quarter customer acquisition, which generally results in higher fourth quarter marketing costs and transaction losses. It also results in higher transactions and transaction expenses, along with higher working capital needs.
Other periods of favorable seasonality include Ramadan/Eid, Lunar New Year/Tết, and Mother’s Day, although the impact is generally lower than the seasonality we see in the fourth quarter and the timing of some of these holidays varies from year to year. Conversely, we typically observe lower customer acquisition and existing customer activity through most of the first quarter, especially in regions that experience favorable seasonality in the fourth quarter. Following the fourth quarter, typically the second quarter is seasonally the next strongest quarter from an existing customer activity perspective, however customer activity and the impact on financial results can vary across quarters based on the timing of holidays and other geographic drivers. Furthermore, our cash flows may be affected by the day of the week on which each quarter ends which may affect our quarterly operating results. There can be a delay between when we release funds for disbursement and when we receive customer funds from our payment processors. For example, if a quarter closes on a Saturday, our cash flow statements will show a decreased cash balance because we will have wired out funds on Friday which will be available for disbursement on Saturday, Sunday, and Monday, but we may not receive customer funds from our payment processors until Monday. In addition, due to time zone differences, an additional day’s worth of funding is required for disbursements to certain regions. As a result, period-to-period comparisons of our statements of cash flows may not be meaningful, and you should not rely on them as an indication of our liquidity or capital resources.
Inaccurate forecasts of our customer growth and retention could result in higher operating expenses relative to actual revenue and ultimately harm our business.
Our customer growth forecast is a key driver in our business plan which affects our ability to accurately forecast revenue and expenses. In addition, we plan a portion of our operating expenses, specifically related to our marketing expenses and customer service and operations headcount needs, in part on our forecasts of customer growth, retention, and future revenue. Seasonality and foreign exchange rate movements create volatility to these assessments which may adversely impact their accuracy. We also analyze revenue contributions from customer cohorts acquired during a particular year ended December 31 and revenue associated with those cohorts for each year thereafter. While we believe these cohorts are fair representations of our overall customer base, there is no assurance that they will be representative of any future group of customers or periods. Revenue for a particular customer cohort may fluctuate from one period to another depending on, among other factors, our ability to retain and increase revenue from our customers within a given cohort and changes to the products and services we offer to our customers. If we overestimate customer growth or retention and customer spend rates, our revenue will not grow as we forecast, our operating expenses may be too high relative to actual revenue levels of our business, and our business, financial condition, operating results, and future prospects may be harmed.

If the revenue generated by new customers differs significantly from our expectations, or if our customer acquisition costs or costs associated with servicing our customers increase, we may not be able to recover our customer acquisition costs or generate profits from this investment.
We invest significant resources in marketing with the aim to acquire new customers and expect to continue to spend significant amounts to acquire additional customers, primarily through online advertising and marketing promotions. When making decisions regarding investments in customer acquisition, we analyze the revenue and transaction expenses we have historically generated per customer over the expected lifetime value of the customer, and, where relevant, look to the estimated future revenue and transaction expenses on a long-term basis. Our analysis of the revenue and transaction expenses that we expect a new customer to generate over their lifetime depends upon several estimates and assumptions, including whether a customer will send a second transaction, whether a customer will send multiple transactions in a month, the amount of money that a customer sends in a transaction, and the predictability of a customer’s sending pattern. The accuracy of our predictions with respect to revenue and transaction expenses may be subject to greater variance in new or recently added corridors, as compared to our more established corridors.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could harm our business, financial condition, operating results, and future prospects.
Our net operating losses (“NOLs”) could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. or international tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years and NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited to 80% of current year taxable income under applicable U.S. federal income tax law. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain consistent profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating and financial results.
Changes and evolving requirements in tax laws or their interpretation, including as applied to us and our customers, could adversely affect our business.
As a multinational organization, operating in multiple jurisdictions we may be subject to increasingly complex tax laws and taxation in several jurisdictions, the application of which can be uncertain. The amount of taxes we are required to pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws, potential disputes around transfer prices implemented and precedents, which could have a material adverse effect on our business. Such material adverse effect may include the value of any tax loss carryforwards, tax credits recorded on our balance sheet, indirect tax accrual estimates, the amount of our cash flow, our liquidity, business, financial condition, operating results, and future prospects.
The Organization for Economic Cooperation and Development (the “OECD”) introduced significant changes to the international tax law framework through the Pillar Two guidelines. The framework outlines a coordinated set of rules to prevent multinational enterprises from shifting profits to low-tax jurisdictions by implementing a 15% global minimum tax. Many countries in which we operate have enacted Pillar Two. Pillar Two rules will apply to us beginning in our fiscal year 2025. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts Pillar Two and may include tax rate changes, higher effective tax rates, potential tax disputes and adverse impacts to our cash flows, tax liabilities, results of operations, and financial position. Many of the jurisdictions in which we conduct business have detailed transfer pricing rules or may comply with the OECD guidelines, which require contemporaneous documentation establishing that all transactions with non-resident related parties be priced using arm’s-length pricing principles. Tax authorities in these jurisdictions could challenge our related party transfer pricing policies and, consequently, the tax treatment of corresponding expenses and income. If any tax authority were to be successful in challenging our transfer pricing policies, we may be liable for additional corporate income tax, withholding tax, indirect tax and penalties, and interest related thereto, which may have a significant impact on our business, financial condition, operating results, and future prospects.
We are subject to regular review and audit by the relevant tax authorities in the jurisdictions we operate in and, as a result, the authorities in these jurisdictions could review our tax returns and impose additional significant taxes, interest, and penalties, challenge the transfer pricing policies adopted by us, claim that our operations constitute a taxable presence in different jurisdictions and/or that various withholding requirements apply to us or our subsidiaries, or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination is made.
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
In addition, the failure by our customers to comply with reporting obligations in connection with transactions on our service could result in regulatory inquiry, reputational damage, and potential enforcement actions and additional reporting and withholding requirements.
We may not be able to secure additional financing in a timely manner, on satisfactory terms, or at all, to meet our future capital needs, which could impair our ability to execute on our business plan.
We believe that, combined with our cash and cash equivalents, we will be able to maintain sufficient access to financing, including debt financing, to meet our operating and capital requirements for at least the next twelve months. However, since inception through December 31, 2024 and December 31, 2023, the Company has incurred losses from operations, negative cash flows from operations, and had an accumulated deficit of $528.3 million and of $491.3 million, respectively, and has been dependent on equity and debt financing to fund operations. As such, we may require additional capital to respond to business opportunities (including increasing the number of customers acquired or acquisitions), capital needed during high volume sending periods, new capital or liquidity requirements introduced or required by our regulators and payment processors, challenges, or unforeseen circumstances and may determine to engage in equity or debt financings for other reasons.
We have a revolving credit facility with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent (the “2021 Revolving Credit Facility,” as defined in Note 9. Debt in the notes to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) under that certain Revolving Credit and Guaranty Agreement dated as of September 13, 2021 (as amended by Amendment No. 1 dated as of June 26, 2023 and as further amended by Amendment No. 2 and Joinder Agreement dated as of December 20, 2023 (“Amendment No. 2”)). Pursuant to Amendment No. 2, the aggregate amount of the revolving commitments under the 2021 Revolving Credit Facility were increased from $250.0 million to $325.0 million. We may incur additional indebtedness in the future. We expect to rely on the 2021 Revolving Credit Facility or other financing (including debt financing) to finance a portion of the capital and liquidity requirements and obligations we are subject to in connection with our remittance business. Additionally, certain borrowings under the 2021 Revolving Credit Facility are subject to variable interest rates. If the interest rate on the 2021 Revolving Credit Facility or any alternative financing were to increase, our operating results could be harmed. The credit agreement governing our 2021 Revolving Credit Facility contains conditions to borrowing and significant restrictive covenants; any failure to satisfy these conditions to borrowing or covenants could result in us being unable to borrow additional amounts under the 2021 Revolving Credit Facility or having to repay outstanding amounts, and could limit our ability to execute on our business or growth strategies. If we were unable to refinance the 2021 Revolving Credit Facility or enter into an alternative facility on similar terms, our business may be adversely impacted. Additionally, the restrictive covenants impose significant operating and financial restrictions that may impact our ability to engage in certain transactions or make investments that could be in our long-term best interests. The restrictive covenants also require us to comply with financial maintenance covenants in certain circumstances; our ability to satisfy these covenants can be affected by events beyond our control and we cannot assure you that we will be able to comply. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plans and operations.
Failure to maintain sufficient capital could harm our business, financial condition, operating results, and future prospects.
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
This requires us to have access to significant amounts of capital, particularly at high volume sending times, which we may not be able to forecast accurately. Our need to access capital will increase as our number of customers, transactions processed, and total send volume increases.
Increases in our send volume processed, even if short-term in nature, can cause increases in our capital requirements. Our ability to meet our capital requirements could be affected by various factors, including any inability to collect funds from customers, inability to maintain transaction losses at acceptable rates, or incurring unanticipated losses. If we do not have sufficient capital and are unable to access or raise additional capital, we may not be able to pursue our growth strategy, fund key strategic initiatives, such as geographic expansion, or product development efforts; or continue to transfer money to recipients before funds are actually received from our customers.

In addition, we may not be able to meet new capital or liquidity requirements introduced or required by our regulators and payment processors. We currently have the 2021 Revolving Credit Facility to mitigate capital fluctuations, but there can be no assurance that the 2021 Revolving Credit Facility will be sufficient or renewed or replaced at favorable rates or that we will have access to additional capital as needed, or at all.
Changes in our effective tax rate or tax liability may adversely affect our operating results.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various U.S. and international jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;
•changes in tax laws, tax treaties, and regulations or the interpretations of them, including the Tax Act as modified by the CARES Act;
•changes to our assessment of our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environment in which we do business; and
•the outcome of current and future tax audits, examinations, or administrative appeals.
Any of these developments could adversely affect our business, financial condition, operating results, and future prospects.
If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results, in the section titled “Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments include revenue recognition and impairment assessments. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
We track certain business metrics with internal tools and do not independently verify such metrics. Certain of our business metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain business metrics, including active customers, send volume, and Adjusted EBITDA, which are not independently verified by any third party and are not measured according to GAAP. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our business metrics are not accurate representations of our business performance or customer base, if we discover material inaccuracies in our metrics, or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the business metrics that we track, including metrics that we report, and any new business metrics will also be subject to the foregoing limitations and risks.
General Risks
Our customers and business operations in countries and regions that account for a significant amount of our send volume and our operations are exposed to rapid changes in laws and the enforcement of laws, macroeconomic conditions, and geopolitical developments that expose us to a risk of loss and that could adversely affect our business, financial condition, operating results, and future prospects.
The majority of our total revenue is currently derived from remittances being sent from the United States and Canada to India, Mexico, and the Philippines. Further, we maintain business operations in a number of foreign jurisdictions such as Nicaragua and the Philippines. As a result, any macroeconomic trends and conditions (including a rise in inflation) or geopolitical trends (including changes in U.S. or Canadian social, political, regulatory, and economic conditions or in laws and policies governing immigration, fiscal policy, foreign trade, and foreign investment following recent or future administration changes in those jurisdictions) that disrupt these regions or alter their immigration patterns, economic conditions, or cultural norms could have an impact on the demand for our services or our ability to provide such services. Any economic or political instability, regional and global conflicts, natural disasters, public health crises, or other similar circumstances affecting these regions also could have a disproportionately harmful impact on our business, financial condition, operating results, and future prospects. For example, the COVID-19 pandemic and stay at home protocols imposed operational challenges on our business, and future pandemics or other public health crises could result in similar challenges that may negatively impact our business. In addition, although our operations in Ukraine and the Middle East do not currently represent a significant portion of our business, the continuation or further escalation of the conflicts in these regions could negatively impact our broader European operations, affect the ability of our development teams in Israel to operate effectively, or otherwise disrupt the development or availability of our products on a timely basis.

Global trade policy or international relations between larger developed countries could also impact our services or our ability to serve those regions effectively. For example, Chinese technologies are critical components of many of our disbursement partners, payment processors, and overall distribution network. If there were a disruption of trade relations between the United States and China, we, and our disbursements partners that rely on these technologies, could lose access to these critical Chinese technologies, which would disrupt our business and could have a material adverse effect on our operations. In addition, the Chinese government could take action that would create significant competitive advantage for Chinese companies and create obstacles for us.
Changes in U.S. or other immigration laws that discourage immigration or international migration, or that prohibit, limit, or discourage use of remittances, as well as other events that impact global migration to the United States or other key remittance jurisdictions, could adversely affect our gross send volume or growth rate in the future. Sustained weakness in the United States or global economic conditions could reduce economic opportunities for immigrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns are likely to reduce money transfer volumes and harm our operating results.
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
Our corporate headquarters is located in Seattle, Washington, and our cloud services providers and data centers are also largely located in the western United States. The west coast of the United States contains active earthquake zones. Further, although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, public health crises, cyberattacks, cybersecurity breaches, service outages, or other similar incidents, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems and networks that are supplied by third-party vendors and service providers), and similar events or disruptions. As we rely heavily on our servers, computer and communications systems, and the internet to conduct our business and provide high-quality customer service, disruptions in these systems and networks could harm our ability to operate our business, impede our employees’ ability to conduct business activities whether at our facilities or from a remote location, and cause lengthy delays, which could harm our business, financial condition, operating results, and future prospects. An outage at any one facility could result in our system being unavailable for a significant period of time. We have disaster recovery programs in place, but these may also fail, prolonging the period of time during which our system and products may not be available.
Additionally, some of the countries in which we operate, as well as to which our disbursement partners deliver the funds we transfer, regularly experience serious political unrest or upheaval. Such political unrest may lead to temporary or long-term disruptions to our business operations or disbursement network in the affected countries. If such disruption were ongoing, our customers may look to other methods of transferring funds, or we may be unable to resume our services or operations in such countries, and our business and financial results may be harmed.
The insurance we maintain may be insufficient to cover our losses resulting from any such incidents or events, and any such incidents or events may result in loss of, or increased costs of, such insurance.
For additional information regarding risks associated with cyberattacks, cybersecurity breaches, service outages, and other similar incidents, see “—Cyberattacks, cybersecurity breaches, service outages, or other similar incidents could result in serious harm to our business, financial condition, operating results, reputation, and future prospects, including by triggering regulatory action or a breach of our agreements with significant partners that we rely on to deliver our services.”
Risks Related to Ownership of Our Common Stock
The price of our common stock has been, and may continue to be, volatile or may decline regardless of our operating performance, and you may lose part or all of your investment.
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
•the economy as a whole and conditions in our industry;
•negative publicity related to the real or perceived quality of our service, as well as the failure to timely launch new products and services that achieve acceptance;
•rumors and speculation involving us or other companies in our industry or newly public companies;

•announcements by us or our competitors of new products or services (including with respect to cryptocurrency or blockchain technology), commercial relationships, or significant technical innovations;
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, financial condition, operating results, and future prospects.
Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon the information available to us about our shares outstanding as of December 31, 2024, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own a substantial percentage of our outstanding common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
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
Regulators, investor advocacy groups, certain institutional investors, investment funds, stockholders, consumers and other industry participants have focused increasingly on the environmental, social, and governance (“ESG”) or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. We may incur additional costs and require additional resources as we evolve our ESG or global impact strategy, practices, and related disclosures. If our ESG or global impact strategy, practices, and related disclosures, including the impact of our business on climate change, do not meet (or are viewed as not meeting) regulator, investor, or other industry stakeholder expectations and standards, which continue to evolve and may emphasize different priorities than the ones we choose to focus on, our brand, reputation, and employee retention may be negatively impacted. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and regulations. Also, our failure, or perceived failure, to manage reputational threats and meet expectations with respect to socially responsible activities and sustainability commitments could negatively impact our brand, reputation, employee retention, and the willingness of our customers to do business with us.
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
Our amended and restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.
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

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities will be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, operating results, and future prospects.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Cybersecurity Risk Management
Cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program is designed to follow our industry’s best practices and provides a framework for identifying, monitoring, assessing, and responding to cybersecurity threats and incidents, including threats and incidents associated with the use of third-party vendors and service providers, and facilitating coordination across the Company. This framework includes steps for identifying the source of a cybersecurity threat or incident, including whether such cybersecurity threat or incident is associated with a third-party vendor or service provider, assessing the severity and risk of a cybersecurity threat or incident, implementing cybersecurity countermeasures and mitigation strategies, evaluating any related disclosure obligations, and informing management, our audit and risk committee, and our board of directors of potentially material cybersecurity threats and incidents or other significant changes in the evolving cybersecurity threat landscape.
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
In 2024, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors–Cybersecurity, Privacy, Intellectual Property, and Technology Risks” in this Annual Report on Form 10-K.
Cybersecurity Governance
Our management, Chief Information Security Officer (“CISO”), information security team, and legal team are responsible for identifying and assessing cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation and remediation measures, and maintaining cybersecurity programs. Our cybersecurity programs are managed under the direction of our CISO, who receives reports from our information security team and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks. Our CISO and dedicated information security personnel maintain certain cybersecurity-related certifications and are experienced information systems security professionals and information security managers with many years of experience. In particular, our CISO maintains the following certifications: Certified Information Systems Auditor from the Information System Audit and Control Association and Certified Information Systems Security Professional from ISC2. Our management, CISO, and information security team provide updates on at least a quarterly basis to our audit and risk committee on the Company’s cybersecurity programs and material cybersecurity risks and mitigation strategies, and provide cybersecurity reports on at least a quarterly basis that cover, among other topics, third-party assessments of the Company’s cybersecurity programs, updates to the Company’s cybersecurity programs and mitigation strategies, and other cybersecurity developments. In addition to such regular updates, and as part of our incident response processes, our CISO also provides updates on certain cybersecurity threats and incidents to the audit and risk committee and, as necessary, to the full board of directors, based on the assessment of risk by our management, CISO, information security team, and legal team.
Our board of directors has oversight responsibility for our overall enterprise risk management, and delegates cybersecurity risk management oversight to our audit and risk committee. As part of its enterprise risk management efforts, our board of directors also meets with management to assess and respond to critical business risks, including those that may arise from cybersecurity threats and incidents. Our audit and risk committee is responsible for ensuring that management has policies and processes in place designed to identify, monitor, assess, and respond to cybersecurity, data privacy, and other information technology risks to which the Company is exposed. Further, our audit and risk committee reports material cybersecurity risks to our full board of directors, based on the assessment of risk by our management, CISO, information security team, internal audit team, and legal team.

Item 2. Properties
As of December 31, 2024, we leased and occupied facilities in various countries. Our corporate headquarters are located in Seattle, Washington, where we currently occupy facilities totaling approximately 79,000 square feet under a lease that expires in June 2025. In addition, during 2024 we entered into a separate agreement to lease certain office space in Seattle, Washington for use of our corporate headquarters. The payment terms for this lease begin in July 2025 for a period of seven years with optional renewal periods available. Other significant leased properties include facilities in Israel, Nicaragua, the United Kingdom, the Philippines, Poland, and Ireland. We use these facilities for administration, finance, legal, human resources, IT, marketing, software engineering, and customer service.
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
Our common stock began trading on the Nasdaq Global Select Market (the “NASDAQ”) under the symbol “RELY” on September 23, 2021. Prior to that date, there was no public trading market for our common stock.
Holders
As of February 17, 2025, there were 20 stockholders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following data and graph show a comparison of the cumulative total stockholder return for our common stock, the Russell 2000 Growth Index, and the KBW NASDAQ Financial Technology Index from September 23, 2021, through December 31, 2024. This data assumes simultaneous investments of $100 on September 23, 2021, and reinvestment of any dividends. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Securities Authorized for Issuance Under Equity Compensation Plans
For information on securities authorized for issuance under our equity compensation plans see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
In April 2024, we issued 112,888 shares of our common stock to former shareholders of Rewire in connection with the release of equity proceeds held back pursuant to the terms of the Rewire acquisition. The shares were issued to former shareholders that were not a “U.S. person,” as defined in Rule 902 of Regulation S under the Securities Act, or were an “accredited investor,” and the issuances were exempt from the registration requirements of the Securities Act under Regulation S and Rule 506 of Regulation D, respectively. The shares bear a restrictive Securities Act legend. See Note 6. Business Combinations in our notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
Issuer Purchase of Equity Securities
None.
Use of Proceeds
In September 2021, we completed the IPO, in which we issued and sold 7,000,000 shares of our common stock at $43.00 per share. Concurrently, 5,162,777 shares were sold by certain of our existing stockholders. In addition, the Company concurrently issued 581,395 shares of common stock in a private placement at the same offering price as the IPO. The Company received net proceeds of $305.2 million for the IPO and private placement, after deducting underwriting discounts and other fees of $20.8 million. In connection with the IPO, 127,410,631 shares of outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of common stock on a one-to-one basis. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-259167), which was declared effective by the SEC on September 22, 2021. As of December 31, 2024, the proceeds from the IPO have been applied as described in our final prospectus filed with the SEC on September 24, 2021.

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
This section generally discusses the results of our operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023, compared to the year ended December 31, 2022, please refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Key Performance Metrics
We regularly review the following key performance metrics to evaluate our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key performance metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of these key performance metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, or investors.
Active Customers
Active customers, measured as of the quarterly periods ended December 31, 2024, 2023, and 2022 were as follows:

	December 31,
(in thousands)	2024	2023	2022
Active customers	7,780	5,911	4,188
We believe that the number of our active customers is an important indicator of customer engagement, customer retention, and the overall growth of our business.
Active customers increased to approximately 7.8 million, or 32% growth, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. This increase was primarily due to an increase in the number of new customers, driven by investments in our mobile app and efficient marketing spend, our focus on customer experience and how we serve our customers, expansion of our global disbursement network, and the continued diversification across both send and receive countries. While we continue to see strong results in our largest existing receive countries (India, Mexico, and the Philippines), our successful diversification of our corridor portfolio across both send and receive countries has contributed to new customer growth.

Send Volume

	Years Ended December 31,
(in millions)	2024	2023	2022
Send volume	$54,615	$39,459	$28,631
We measure send volume to assess the scale of remittances sent by our customers. Our customers mostly send from the United States and Canada. Our customers and their recipients are located in over 170 countries and territories across the globe; the largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased 38%, to $54.6 billion for the year ended December 31, 2024, compared to $39.5 billion for the year ended December 31, 2023, driven by the increase in active customers.
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
Attracting New Customers
Our continued ability to attract new customers is a key driver for our long-term growth. We continue to expand our customer base by launching new send and receive corridors, by continuing to innovate on existing and new products, and by providing the most trusted financial services for customers with cross-border financial needs. We plan to continue to acquire new customers through digital marketing channels and word-of-mouth referrals from existing customers, and by exploring new customer acquisition channels. Given the nature of our business, new customer acquisition marketing investments may negatively impact net loss and Adjusted EBITDA in the quarter they are acquired, but are expected to favorably impact net loss and Adjusted EBITDA in subsequent periods as many customers continue to send transactions in the periods after they are acquired.
Customer Acquisition Costs
Efficiently acquiring customers is critical to our growth and maintaining attractive customer economics, which are impacted by online marketing competition, our ability to effectively target the right demographic, and competitive environment. We have a history of successfully monitoring customer acquisition costs and will continue to be strategic and disciplined toward customer acquisition. For example, for performance marketing, we set rigorous customer acquisition targets that we continuously monitor to ensure a high return on investment over the long term, and we can increase or decrease this investment as desired. Customer acquisition costs, which are deployed to acquire new customers or retain existing customers in certain circumstances, are a component of advertising expenses as defined in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Our Technology
We will continue to invest significant resources in our technology. These investments will allow us to introduce new and innovative products, add features to current products, enhance the customer and recipient experience, grow our payment and disbursement network, invest in our risk and security infrastructure, and continue to secure data in accordance with evolving best practices and legal requirements. While we expect our expenses related to technology and development to increase, which may impact short-term profitability, we believe these investments will ultimately contribute to our long-term growth.
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
Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including inflation, currency fluctuations, immigration and immigration policy, regulatory changes, trade and regulatory policies, regional and global conflicts, global crises and natural disasters, unemployment, potential recession, and the rate of digital remittance adoption impact demand for our services and the options that we can offer. These factors evolve over time, and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns or immigration policy, and changes to digital adoption trends may shift the timing and volume of transactions, or the number of customers using our service. In addition, foreign currency movements impact our business in numerous ways. For example, as the U.S. dollar strengthens, we see customers in certain geographies taking advantage of the ability to get more local currency to their families and friends. We also believe the strength of the U.S. dollar and the strength of other developed country currencies versus emerging country currencies make it easier to acquire new customers in certain geographies. Conversely, expansion of our international business can negatively impact our consolidated results when these currencies weaken against the U.S. dollar. As we grow, we are becoming more diversified across geographies and currencies, which can help mitigate some localized geopolitical risks and macroeconomic trends. As foreign currency can have a significant impact on our business, we strive to maintain a diversified cash balance portfolio and frequently assess for foreign currency cash concentrations. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a more comprehensive description of current business concentrations.
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
Costs and Expenses
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses, and fees paid to payment processors for funding transactions. Transaction expenses also include chargebacks, fraud prevention, fraud management tools, and compliance tools. We establish reserves for transaction losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets included in Part II, Item 8 of this Annual Report on Form 10-K. Over the long term we expect to continue to benefit from improvements in our proprietary fraud models, although we expect some variability in transaction expense from quarter to quarter.
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
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development, and maintenance of both new and existing products and services, including salaries, benefits, and stock-based compensation expense. Technology and development expenses also include professional services fees and costs for software subscription services dedicated for use by our technology and development teams, as well as other company-wide technology tools. Technology and development expenses also include product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs do not qualify for capitalization. Technology and development costs are generally expensed as incurred and do not include software development costs which qualify for capitalization as internal-use software. The amortization of internal-use software costs which were capitalized in accordance with ASC 350-40, Intangibles - Goodwill and Other-Internal-Use Software, are separately presented under the caption ‘Depreciation and amortization’ within the Consolidated Statements of Operations included in Part II, Item 8 of this Annual Report on Form 10-K.
We believe delivering new functionality and improving existing technology is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments to expand our solutions in order to enhance our customers’ experience and satisfaction, and to attract new customers.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, compliance, human resources, facilities, administrative personnel, and other leadership functions, including salaries, benefits, and stock-based compensation expense. General and administrative expenses also include professional services fees, software subscriptions, facilities, indirect taxes, credit losses, and other corporate expenses, including acquisition and integration expenses. Such expenses primarily include external legal, accounting, valuation, and due diligence costs, advisory and other professional services fees necessary to integrate acquired businesses. Refer to Note 6. Business Combinations in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation on property and equipment and leasehold improvements, as well as the amortization of internal-use software costs and intangible assets.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We maintain a full valuation allowance for U.S. deferred tax assets. We expect to maintain this full valuation allowance in the United States for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses.

Results of Operations
Comparison of the years ended December 31, 2024 and 2023
The following table sets forth our results of operations together with the dollar and percentage change for the years ended December 31, 2024 and 2023:

	Years Ended December 31,		Change
(dollars in thousands)	2024	2023	Amount	Percent
Revenue	$1,263,963	$944,285	$319,678	34%
Costs and expenses
Transaction expenses	431,604	329,113	102,491	31%
Customer support and operations	83,918	82,521	1,397	2%
Marketing	303,799	234,417	69,382	30%
Technology and development	269,817	219,939	49,878	23%
General and administrative	195,857	179,372	16,485	9%
Depreciation and amortization	18,054	13,118	4,936	38%
Total costs and expenses	1,303,049	1,058,480	244,569	23%
Loss from operations	(39,086)	(114,195)	75,109	(66)%
Interest income	8,077	7,447	630	8%
Interest expense	(3,241)	(2,352)	(889)	38%
Other income (expense), net	3,999	(2,838)	6,837	(241)%
Loss before provision for income taxes	(30,251)	(111,938)	81,687	(73)%
Provision for income taxes	6,727	5,902	825	14%
Net loss	$(36,978)	$(117,840)	$80,862	(69)%
The following discussion and analysis is for the year ended December 31, 2024 compared to the same period in 2023.
Revenue
Revenue increased $319.7 million, or 34%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily driven by a 32% increase in active customers period over period, continued strength in the retention of existing customers, favorable customer behavior based on foreign currency movement, and a continued mix shift trending towards digital disbursements. Revenue derived from each transaction varies based on a number of attributes, including the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was disbursed, the disbursement method chosen by the customer, and the country to which the funds are transferred.
As a reflection of this growth, send volume increased 38% to $54.6 billion for the year ended December 31, 2024, as compared to $39.5 billion for the year ended December 31, 2023.
Transaction Expenses
Transaction expenses increased $102.5 million, or 31%, to $431.6 million for the year ended December 31, 2024, compared to $329.1 million for the year ended December 31, 2023. The increase was primarily due to an $80.5 million, or 30%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, and a $19.6 million increase in our provision for transaction losses.
As a percentage of revenue, transaction expenses decreased to 34% for the year ended December 31, 2024, from 35% for the year ended December 31, 2023.
Customer Support and Operations Expenses
Customer support and operations expenses increased $1.4 million, or 2%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily driven by a $1.0 million increase in personnel-related costs compared to the year ended December 31, 2023.
As a percentage of revenue, customer support and operations expenses decreased to 7% for the year ended December 31, 2024, from 9% for the year ended December 31, 2023. The decrease was primarily due to process improvements and automation across customer support headcount at internal and third-party customer support sites.

Marketing Expenses
Marketing expenses increased $69.4 million, or 30%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to an increase of $56.2 million in advertising expense and other targeted marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. In addition, personnel-related costs increased by $9.1 million, driven by a 22% increase in marketing headcount compared to year ended December 31, 2023.
As a percentage of revenue, marketing expenses decreased to 24% for the year ended December 31, 2024, from 25% for the year ended December 31, 2023.
Technology and Development Expenses
Technology and development expenses increased $49.9 million, or 23%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was driven by $41.2 million in personnel-related expenses, net of personnel-related expenses capitalized as internal-use software. This was the result of a 23% increase in headcount compared to the year ended December 31, 2023, as part of our continued investment in our technology. The increase in technology and development expense was also driven by an $8.1 million increase in software costs for cloud services to support incremental transaction volume.
As a percentage of revenue, technology and development expenses decreased to 21% for the year ended December 31, 2024, from 23% for the year ended December 31, 2023, as we benefited from increasing efficiencies.
General and Administrative Expenses
General and administrative expenses increased $16.5 million, or 9%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily driven by a $24.4 million increase in personnel-related expenses resulting from a 24% increase in headcount compared to the year ended December 31, 2023. This was partially offset by $4.9 million decrease in professional fees, $4.3 million decrease in operational taxes, and a $2.0 million decrease in the fair market value of our charitable contributions related to our annual Pledge 1% donation.
As a percentage of revenue, general and administrative expenses decreased to 15% for the year ended December 31, 2024, from 19% for the year ended December 31, 2023, as we continue to leverage efficiencies in our general and administrative functions.
Depreciation and Amortization
Depreciation and amortization increased $4.9 million, or 38%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase is primarily driven by an increase in amortization of internal-use software.
Interest Income
Interest income increased $0.6 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase is primarily due to an increase in average invested balances throughout the year.
Interest Expense
Interest expense increased by $0.9 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to draws on the 2021 Revolving Credit Facility.
Other Income (Expense), Net
Other income (expense), net is primarily driven by unrealized losses and gains on foreign exchange remeasurements of certain foreign currency denominated monetary assets and liabilities.
Provision for Income Taxes
The provision for income taxes increased $0.8 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase is primarily due to increases in taxable income in certain foreign jurisdictions and decreases in income tax benefits related to excess stock-based compensation deductions. This was partially offset by non-recurring uncertain tax positions recorded in the year ended December 31, 2023 related to intercompany transactions.
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
•Adjusted EBITDA excludes certain transaction costs, related to acquisition, integration, restructuring, and other costs. The acquisition and integration costs are primarily related to the Rewire acquisition and primarily include external legal, accounting, valuation, and due diligence costs, advisory and other professional services fees necessary to integrate acquired businesses, and the change in the fair value of the holdback liability as part of the acquisition of Rewire. The restructuring costs are primarily related to severance and other associated costs; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.
The following table sets forth a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net loss	$(36,978)	$(117,840)	$(114,019)
Add:
Interest income, net	(4,836)	(5,095)	(2,847)
Provision for income taxes	6,727	5,902	1,043
Depreciation and amortization	18,054	13,118	6,724
Foreign exchange (gain) loss	(4,394)	2,603	(5,261)
Donation of common stock(1)	2,587	4,600	1,972
Stock-based compensation expense, net	152,137	136,967	95,293
Acquisition, integration, restructuring, and other costs(2)	1,468	4,197	3,462
Adjusted EBITDA	$134,765	$44,452	$(13,633)
__________________
(1) Refer to Note 11. Common Stock within the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the donation of common stock.
(2) Acquisition, integration, restructuring, and other costs for the year ended December 31, 2024 consisted primarily of $0.8 million in restructuring charges incurred, $0.5 million of non-recurring legal charges, and $0.2 million related to the change in the fair value of the holdback liability associated with the acquisition of Rewire. Acquisition, integration, restructuring, and other costs for the year ended December 31, 2023 consisted primarily of $1.7 million of expenses incurred in connection with the acquisition and integration of Rewire, $1.4 million in restructuring charges incurred, and $1.1 million related to the change in the fair value of the holdback liability associated with the acquisition of Rewire. Refer to Note 6. Business Combinations and Note 13. Restructuring Initiatives in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on these costs. Acquisition, integration, restructuring, and other costs for the year ended December 31, 2022 primarily represent expenses related to the acquisition of Rewire.

Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of December 31, 2024 and December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $368.1 million and $323.7 million, respectively, as well as funds available under the 2021 Revolving Credit Facility, which we entered into in September 2021. The 2021 Revolving Credit Facility was amended in December 2023 to increase the revolving commitments from $250.0 million (including a $60.0 million letter of credit sub-facility) to $325.0 million. We have historically financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads. In recent periods, we have supplemented those cash flows with borrowings on our 2021 Revolving Credit Facility, primarily to support customer transaction volumes during peak periods and weekends, which we expect to continue to do in the future. During the years ended December 31, 2024 and 2023, the average term of outstanding borrowings under our 2021 Revolving Credit Facility was approximately four days. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the 2021 Revolving Credit Facility (including the letter of credit sub-facility). During the year ended December 31, 2024, we cumulatively borrowed $1,453.0 million against this credit facility and repaid $1,583.0 million, including outstanding amounts from the prior year. As of December 31, 2024, we had no outstanding borrowings under the 2021 Revolving Credit Facility. As of December 31, 2024, we have unused borrowing capacity of $277.3 million.
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
The following table shows a summary of our Consolidated Statements of Cash Flows for the periods presented:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$194,485	$(53,590)	$(108,656)
Investing activities	(17,702)	(50,037)	(7,309)
Financing activities	(127,440)	126,650	14,587
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4,555)	1,272	(1,201)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$44,788	$24,295	$(102,579)
Cash Flows
Operating Activities
Our main sources of operating cash are transaction fees charged to customers and foreign exchange spreads on transactions. Our primary uses of cash from operating activities have been for advertising expenses used to attract new customers, transaction expenses that include fees paid to payment processors and disbursement partners, personnel-related expenses, technology, and other general corporate expenditures. Our changes in operating cash flows are heavily impacted by the timing of customer transactions and, in particular, the day of the week that the year end falls on, including holidays and long weekends. For example, we generally have higher prefunding amounts if the year closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction related balances period over period and can reduce our cash position at a particular point in time. These balances within our Consolidated Statements of Cash Flows include disbursement prefunding, customer funds receivable, customer liabilities, and trade settlement liabilities, which are included within the line item ‘Accrued expenses and other liabilities.’

For the year ended December 31, 2024, net cash provided by operating activities was $194.5 million, which was primarily driven by timing impacts of current growth in our global network. Specifically, as a result of both growth and timing, we saw an increase in cash flow due to customer funds working capital changes of $80.9 million related to combined customer funds receivable, customer liabilities, disbursement prefunding, and trade settlement liability. In addition to these and other changes in working capital, the cash generated from operations reflects the $37.0 million net loss for the period exclusive of the $173.2 million of noncash charges.
For the year ended December 31, 2023, net cash used in operating activities was $53.6 million, which was primarily driven by an increase in overall growth in our global network of funding and disbursement partnerships, and an increase in volume of customer transactions. Specifically, as a result of both growth and timing, we saw an increase in disbursement prefunding of $31.8 million and customer funds receivable of $183.4 million, offset by an increase in customer liabilities of $61.7 million and accrued expenses and other liabilities, which is inclusive of our trade settlement liability, of $47.4 million, which were the key drivers for the unfavorable changes in our operating assets and liabilities of $91.2 million. This change in our operating assets and liabilities was also partially offset by cash generated from our operations, when excluding the $155.4 million of noncash charges included within the $117.8 million net loss for the period.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment, capitalization of internal-use software, and cash paid for acquisitions of businesses, net of acquired cash, cash equivalents, and restricted cash.
Net cash used in investing activities was $17.7 million for the year ended December 31, 2024, a decrease of $32.3 million, compared to net cash used in investing activities of $50.0 million for the year ended December 31, 2023. This decrease was primarily driven by the acquisition of Rewire in the first quarter of 2023 of $40.9 million, offset by an increase in capitalized internal-use software costs of $5.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023.
Net cash used in investing activities was $50.0 million for the year ended December 31, 2023, an increase of $42.7 million, compared to net cash used in investing activities of $7.3 million for the year ended December 31, 2022. This increase was primarily driven by the acquisition of Rewire in the first quarter of 2023.
Financing Activities
Cash used in financing activities consists primarily of borrowings on our 2021 Revolving Credit Facility, proceeds from the exercise of stock options, and proceeds from the issuance of common stock in connection with the ESPP, offset by repayments of our 2021 Revolving Credit Facility borrowings and other indebtedness.
Net cash used in financing activities for the year ended December 31, 2024, was $127.4 million, a decrease of $254.1 million, compared to net cash provided by financing activities for the year ended December 31, 2023, of $126.7 million. The decrease was primarily driven by the increase in net repayments on our 2021 Revolving Credit Facility of $260.0 million and the settlement of amounts previously held back for the Rewire acquisition of $10.3 million in the year ended December 31, 2024, offset by the repayment of assumed indebtedness of $17.1 million that occurred in the year ended December 31, 2023.
Net cash provided by financing activities for the year ended December 31, 2023, was $126.7 million, an increase of $112.1 million, compared to net cash provided by financing activities for the year ended December 31, 2022, of $14.6 million. This increase was primarily driven by net borrowings on our 2021 Revolving Credit Facility of $130.0 million, offset by the repayment of assumed indebtedness of $17.1 million that occurred in the year ended December 31, 2023.
Contractual Obligations and Commitments
Our principal commitments consist of standby letters of credit, long-term leases, and other purchase commitments entered into in the normal course of business. In addition, we routinely enter into marketing and advertising contracts, software subscriptions or other service arrangements, including cloud infrastructure arrangements, and compliance-application related arrangements that contractually obligate us to purchase services, including minimum service quantities, unless we give notice of cancellation based on the applicable terms of the agreements. Most contracts are typically cancellable within a period of less than one year, although some of our larger software or cloud service subscriptions require multi-year commitments. As of December 31, 2024, we had approximately $37.7 million in total purchase commitments under these arrangements, of which $23.0 million are expected to be paid within the next year. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments.
For further discussion of commitments and contingencies, also refer to Note 16. Commitments and Contingencies and Note 18. Leases in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of December 31, 2024, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than 12 months, and are typically month-to-month in nature. As described in the notes to the consolidated financial statements, we elected not to record leases on our Consolidated Balance Sheets if the lease term is 12 months or less. For further information on our lease arrangements, refer to Note 18. Leases in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Estimates
The consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. Our estimates are based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
While our significant accounting policies are described in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following critical accounting estimates involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most important to aid in fully understanding and evaluating our reported financial results.
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
Customers engage us to perform one integrated service—collect the customer’s money and deliver funds to the intended recipient in the currency requested. Payment is generally due from the customer upfront upon initiation of a transaction, when the customer simultaneously agrees to our terms and conditions.
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
Our service comprises a single performance obligation to complete transactions for our customers. Using compliance and risk assessment tools, we perform a transaction risk assessment on individual transactions to determine whether a transaction should be accepted. When we accept a transaction and process the designated payment method of the customer, we become obligated to our customer to complete the payment transaction, at which time a receivable is recorded, along with a corresponding customer liability. None of our contracts contains a significant financing component.
We recognize transaction revenue on a gross basis as we are the principal for fulfilling payment transactions. As the principal to the transaction, we control the service of completing payments for our customers. We bear primary responsibility for the fulfillment of the payment service, are the merchant of record, contract directly with our customers, control the product specifications, and define the value proposition of our services. We are also responsible for providing customer support. Further, we have full discretion over determining the fee charged to our customers, which is independent of the cost we incur in instances where we may utilize payment processors or other financial institutions to perform services on our behalf. These fees paid to payment processors and other financial institutions are recognized as ‘Transaction expenses’ within the Consolidated Statements of Operations. We do not have any capitalized contract acquisition costs.

Impairment assessments
We monitor conditions related to long-lived assets and test for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable, such as historical operating and/or cash flow losses of an asset group.
We perform a goodwill impairment test annually on October 31 or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We have determined that our business comprises one reporting unit. The assessment of impairment involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. In performing the impairment assessment of goodwill, we have an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value is greater than its carrying amount. We consider factors in performing a qualitative assessment, including, but not limited to, general macroeconomic conditions, industry and market conditions, company financial performance, changes in strategy, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or do not pass the qualitative assessment, a quantitative assessment is then performed. The quantitative assessment compares the carrying value to the fair value of goodwill, with the difference representing an impairment loss.
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
Credit Risk
We partner with pay-in payment providers and therefore we are exposed to credit risk relating to those pay-in payment providers if, in the course of a transaction, we were to disburse funds to the recipient but the pay-in payment provider did not deliver our customer’s funds to us (for example, due to their illiquidity). We mitigate this credit risk by engaging with reputable pay-in payment providers and entering into written agreements with pay-in providers allowing for legal recourse. We are also exposed to credit risk relating to our banking partners where we hold assets, and our disbursement partners when we prefund or remit funds in advance of having collected funds from our customers through our pay-in payment processors, if our disbursement partners fail to disburse funds according to our instructions (for example, due to their insufficient capital). We mitigate these credit exposures by engaging with reputable disbursement partners and performing a credit review before onboarding each disbursement partner and by negotiating for postfunding arrangements where circumstances permit. We also periodically review credit ratings, or, if unavailable, other financial documentation, of both our pay-in payment providers and disbursement partners. We have not experienced significant losses during the periods presented.
Foreign Currency Exchange Rate Risk
Given the nature of our business, we are exposed to foreign exchange rate risk in a number of ways. Our principal exposure to foreign exchange rate risk includes:
•Exposure to foreign currency exchange risk on our cross-border payments if exchange rates fluctuate between initiation of the transaction and transaction disbursement to the recipient. We disburse transactions in multiple foreign currencies, including most notably the Indian rupee, the Mexican peso, and the Philippine peso. In the vast majority of cases, the recipient disbursement occurs within a day of sending, which partially mitigates foreign currency exchange risk. To enable disbursement in the receive currency, we prefund many disbursement partners one to two business days in advance based on expected send volume. Foreign exchange rate risk due to differences between the timing of transaction initiation and payment varies based on the day of the week and the bank holiday schedule; for example, disbursement prefunding is typically largest before long weekends.
•While the majority of our revenue and expenses are denominated in the U.S. dollar, certain of our international operations are conducted in foreign currencies, a significant portion of which occur in Canada. Changes in the relative value of the U.S. dollar to other currencies may affect revenue and other operating results as expressed in U.S. dollars. In addition, certain of our international subsidiary financial statements are denominated in and operated in currencies outside of the U.S. dollar. As such, the consolidated financial statements will continue to remain subject to the impact of foreign currency translation, as our international business continues to grow. In periods where other currencies weaken against the U.S. dollar, this can negatively impact our consolidated results which are reported in U.S. dollars.

As of December 31, 2024 and December 31, 2023, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net loss was generated, would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $17.4 million and $19.3 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of remittance transactions. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. At this time, we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk, however we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Remitly Global, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Remitly Global, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Revenue Recognition
As described in Note 3 to the consolidated financial statements, the Company's consolidated revenue was $1.26 billion for the year ended December 31, 2024. The Company's primary source of revenue is generated from its remittance business. Revenue is earned from transaction fees charged to customers and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on the Company's currency purchases. Revenue is recognized when control of these services is transferred to the Company's customers, which is the time the funds have been delivered to the intended recipient in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided. The Company's service comprises a single performance obligation to complete transactions for the Company's customers.
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
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 19, 2025
We have served as the Company’s auditor since 2016.

REMITLY GLOBAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$368,097	$323,710
Disbursement prefunding	288,934	195,848
Customer funds receivable, net	193,965	379,417
Prepaid expenses and other current assets	46,518	33,143
Total current assets	897,514	932,118
Property and equipment, net	31,566	16,010
Operating lease right-of-use assets	13,002	9,525
Goodwill	54,940	54,940
Intangible assets, net	10,463	16,642
Other noncurrent assets, net	5,386	7,071
Total assets	$1,012,871	$1,036,306
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$16,159	$35,051
Customer liabilities	188,984	177,473
Short-term debt	2,468	2,481
Accrued expenses and other current liabilities	116,652	145,802
Operating lease liabilities	4,745	6,032
Total current liabilities	329,008	366,839
Operating lease liabilities, noncurrent	9,073	4,477
Long-term debt	—	130,000
Other noncurrent liabilities	9,319	5,653
Total liabilities	347,400	506,969
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of both December 31, 2024 and 2023; 200,534,626 and 188,435,952 shares issued and outstanding as of December 31, 2024 and 2023, respectively	20	19
Additional paid-in capital	1,195,390	1,020,286
Accumulated other comprehensive (loss) income	(1,658)	335
Accumulated deficit	(528,281)	(491,303)
Total stockholders’ equity	665,471	529,337
Total liabilities and stockholders’ equity	$1,012,871	$1,036,306
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue	$1,263,963	$944,285	$653,560
Costs and expenses
Transaction expenses(1)	431,604	329,113	258,827
Customer support and operations(1)	83,918	82,521	68,106
Marketing(1)	303,799	234,417	170,970
Technology and development(1)	269,817	219,939	138,719
General and administrative(1)	195,857	179,372	131,250
Depreciation and amortization	18,054	13,118	6,724
Total costs and expenses	1,303,049	1,058,480	774,596
Loss from operations	(39,086)	(114,195)	(121,036)
Interest income	8,077	7,447	4,149
Interest expense	(3,241)	(2,352)	(1,302)
Other income (expense), net	3,999	(2,838)	5,213
Loss before provision for income taxes	(30,251)	(111,938)	(112,976)
Provision for income taxes	6,727	5,902	1,043
Net loss	$(36,978)	$(117,840)	$(114,019)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.19)	$(0.65)	$(0.68)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	194,646,436	180,818,399	167,774,123
__________________
(1) Exclusive of depreciation and amortization, shown separately.

The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net loss	$(36,978)	$(117,840)	$(114,019)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,993)	1,078	(996)
Comprehensive loss	$(38,971)	$(116,762)	$(115,015)
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Year Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2024	188,435,952	$19	$1,020,286	$335	$(491,303)	$529,337
Issuance of common stock in connection with ESPP	826,305	—	9,382	—	—	9,382
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	11,267,883	1	8,715	—	—	8,716
Donation of common stock	181,961	—	2,587	—	—	2,587
Issuance of common stock previously held back for acquisition consideration	131,507	—	2,783	—	—	2,783
Taxes paid related to net shares settlement of equity awards	(308,982)	—	(5,228)	—	—	(5,228)
Stock-based compensation expense	—	—	156,865	—	—	156,865
Other comprehensive loss	—	—	—	(1,993)	—	(1,993)
Net loss	—	—	—	—	(36,978)	(36,978)
Balance as of December 31, 2024	200,534,626	$20	$1,195,390	$(1,658)	$(528,281)	$665,471

	Year Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2023	173,250,865	$17	$854,276	$(743)	$(373,463)	$480,087
Issuance of common stock in connection with ESPP	631,574	—	6,132	—	—	6,132
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	14,009,751	2	14,665	—	—	14,667
Donation of common stock	181,961	—	4,600	—	—	4,600
Issuance of common stock for acquisition consideration	590,838	—	6,635	—	—	6,635
Issuance of common stock, subject to service-based vesting conditions, in connection with acquisition	104,080	—	581	—	—	581
Taxes paid related to net shares settlement of equity awards	(333,117)	—	(6,702)	—	—	(6,702)
Stock-based compensation expense	—	—	140,099	—	—	140,099
Other comprehensive income	—	—	—	1,078	—	1,078
Net loss	—	—	—	—	(117,840)	(117,840)
Balance as of December 31, 2023	188,435,952	$19	$1,020,286	$335	$(491,303)	$529,337

The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
	Year Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2022	164,239,555	$16	$739,503	$253	$(259,444)	$480,328
Issuance of common stock in connection with ESPP	379,674	—	3,516	—	—	3,516
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	8,458,814	1	12,270	—	—	12,271
Donation of common stock	181,961	—	1,972	—	—	1,972
Taxes paid related to net shares settlement of equity awards	(9,139)	—	(99)	—	—	(99)
Stock-based compensation expense	—	—	97,114	—	—	97,114
Other comprehensive loss	—	—	—	(996)	—	(996)
Net loss	—	—	—	—	(114,019)	(114,019)
Balance as of December 31, 2022	173,250,865	$17	$854,276	$(743)	$(373,463)	$480,087
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(36,978)	$(117,840)	$(114,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,054	13,118	6,724
Stock-based compensation expense, net	152,137	136,967	95,293
Donation of common stock	2,587	4,600	1,972
Other	454	713	356
Changes in operating assets and liabilities:
Disbursement prefunding	(93,086)	(31,778)	(38,428)
Customer funds receivable	186,357	(183,422)	(126,942)
Prepaid expenses and other assets	(12,224)	(13,035)	(4,598)
Operating lease right-of-use assets	5,981	5,186	3,763
Accounts payable	(20,823)	27,559	5,535
Customer liabilities	12,666	61,718	42,979
Accrued expenses and other liabilities	(14,499)	47,357	22,782
Operating lease liabilities	(6,141)	(4,733)	(4,073)
Net cash provided by (used in) operating activities	194,485	(53,590)	(108,656)
Cash flows from investing activities
Purchases of property and equipment	(5,998)	(2,857)	(3,679)
Capitalized internal-use software costs	(11,704)	(6,247)	(3,382)
Cash paid for acquisition, net of acquired cash, cash equivalents, and restricted cash	—	(40,933)	(248)
Net cash used in investing activities	(17,702)	(50,037)	(7,309)
Cash flows from financing activities
Proceeds from exercise of stock options	8,667	14,288	11,554
Proceeds from issuance of common stock in connection with ESPP	9,382	6,132	3,516
Proceeds from revolving credit facility borrowings	1,453,000	764,000	—
Repayments of revolving credit facility borrowings	(1,583,000)	(634,000)	—
Taxes paid related to net share settlement of equity awards	(5,228)	(6,702)	(99)
Cash paid for settlement of amounts previously held back for acquisition consideration	(10,261)	—	—
Repayment of assumed indebtedness	—	(17,068)	(384)
Net cash (used in) provided by financing activities	(127,440)	126,650	14,587
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(4,555)	1,272	(1,201)
Net increase (decrease) in cash, cash equivalents, and restricted cash	44,788	24,295	(102,579)
Cash, cash equivalents, and restricted cash at beginning of period	325,029	300,734	403,313
Cash, cash equivalents, and restricted cash at end of period	$369,817	$325,029	$300,734
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$368,097	$323,710	$300,635
Restricted cash included in prepaid expenses and other current assets	658	774	—
Restricted cash included in other noncurrent assets, net	1,062	545	99
Total cash, cash equivalents, and restricted cash	$369,817	$325,029	$300,734
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
Use of Estimates
The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported and disclosed within the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition including the treatment of sales incentive programs, reserves for transaction losses, stock-based compensation expense, the carrying value of operating lease right-of-use assets and operating lease liabilities, the recoverability of deferred tax assets, capitalization of software development costs, goodwill, and intangible assets. The key assumptions applied for the value of the intangible assets include revenue growth rates for a hypothetical market participant, selected discount rates, as well as migration curves for developed technology. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Actual results could differ from these estimates and assumptions, and these differences could be material to the consolidated financial statements.
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
Customer Funds Receivable
When customers fund their transactions using credit cards or debit cards, there is a clearing period before the cash is received by the Company from the payment processors of usually one business day. Similarly, when customers provide bank information and authorization for the Company to receive funds via electronic funds transfer, the transactions are submitted via batch and received in cash usually in one to three business days. These card and electronic funds are treated as a receivable from the bank until the cash is received by the Company. The Company evaluates the collectability of its customer funds receivable on a number of factors, including historical losses, aging, payment processor risks, and forecasted losses. At December 31, 2024 and 2023, the Company’s reserve recorded for uncollectible customer funds receivable was immaterial. The Reserve for Transaction Losses, which includes fraud losses, is further discussed in Note 16. Commitments and Contingencies.
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
Intangible Assets
Intangible assets with finite lives primarily consist of developed technology, customer relationships, and trade names acquired through business combinations or asset acquisitions. Intangible assets acquired through business combinations are recorded at their respective estimated acquisition date fair value and amortized over their estimated useful lives. Other intangible assets acquired through asset acquisitions are recorded at their respective cost. Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be realized over their estimated useful lives, or straight lined if not materially different. Intangible asset lives are periodically reviewed, assessed, and adjusted as necessary based on changes in facts and circumstances that could impact estimated remaining useful lives.

Long-Lived Assets
The Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If any indicators of impairment are present, the Company tests recoverability. The carrying value of a long-lived asset or asset group is not recoverable if the carrying value exceeds the sum of the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset or asset group. If the estimated undiscounted future cash flows do not exceed the asset or asset group’s carrying amount, then an impairment loss is recorded, measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its estimated fair value. During the years ended December 31, 2024, 2023, and 2022, no material impairment of long-lived assets was recorded.
Customer Liabilities
The Company recognizes transactions processed from customers but not yet disbursed to recipients as ‘Customer liabilities’ on the accompanying Consolidated Balance Sheets. Customer liabilities are typically funds in-transit and the duration is typically one to two days. The Reserve for Transaction Losses, which includes disbursement losses, is further discussed in Note 16. Commitments and Contingencies.
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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash, cash equivalents, and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the years ended December 31, 2024, 2023, and 2022.
For the years ended December 31, 2024, 2023, and 2022, no individual customer represented 10% or more of total revenues or customer funds receivable.
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
Capitalized Internal-Use Software Costs
The Company capitalizes internal and external direct costs incurred related to obtaining or developing internal-use software. Costs incurred during the application development stage are capitalized and are amortized using the straight-line method over the estimated useful lives of the software, generally three years. Costs related to planning and other preliminary project activities and post-implementation activities are expensed as incurred.
Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company’s lease commitments consist primarily of real estate property, used for office space, under various noncancellable operating leases that expire between 2025 and 2032. The majority of the leases contain renewal options and provisions for increases in rental rates based on a predetermined schedule or an agreed upon index. If, at lease inception, the Company considers the exercise of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use (“ROU”) asset and lease liability.
The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Lease classification is determined at the lease commencement date.
ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is recognized at the commencement date based on the present value of lease payments over the lease term. The ROU asset is initially measured at cost, which is based on the lease liability adjusted for lease prepayments, plus any initial direct costs incurred less any lease incentives received or expected to be received. As presented on the Consolidated Balance Sheets, the ROU asset and lease liability amounts are reduced by tenant improvement allowances which are deemed to be reasonably certain of collection. As the rate implicit in most of its leases is not readily determinable, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. When the Company’s lease terms include options to extend or terminate the lease and it is reasonably certain that the Company will exercise that option, the Company considers the option in determining the classification and measurement of the lease. The Company utilized certain practical expedients and policy elections available under the lease accounting standard. The Company has elected to combine lease and non-lease components as a single lease component for its real estate leases. The Company also elected not to recognize ROU assets and lease liabilities on its Consolidated Balance Sheets for leases that have a lease term of 12 months or less. The Company recognizes lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.
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
During the years ended December 31, 2024, 2023, and 2022, the Company did not have any material finance leases.
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

Trade Settlement Liabilities
The Company’s trade settlement liability represents the total of disbursement postfunding liabilities and book overdrafts owed to its disbursement partners. Disbursement postfunding liabilities are created when the sum of customer transactions related to a specific account held with a disbursement partner are in excess of funds on deposit for the respective account. Book overdrafts are created when the sum of outstanding disbursements related to a bank account or series of accounts to which the Company has legal title are in excess of funds on deposit. Trade settlement liabilities are included within ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. Refer to Note 17. Accrued Expenses & Other Current Liabilities for the trade settlement liabilities balances. The Company’s policy is to report the change in trade settlement liabilities as an operating activity in the Consolidated Statements of Cash Flows based on the underlying nature of the transactions.
Revenue Recognition
Refer to Note 3. Revenue for information related to the Company’s revenue recognition policy.
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
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses, and fees paid to payment processors for funding transactions. Transaction expenses also include chargebacks, fraud prevention, fraud management tools, and compliance tools. The Company establishes reserves for transaction losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. Refer to Note 16. Commitments and Contingencies for a rollforward of the Company’s reserve for transaction losses for the years ended December 31, 2024, 2023, and 2022.
Customer Support and Operations
Customer support and operations expenses consist primarily of personnel-related expenses associated with the Company’s customer support and operations organization, including salaries, benefits, and stock-based compensation expense, as well as third-party costs for customer support services, and travel and related office expenses. This includes the Company’s customer service teams which directly support the Company’s customers, consisting of online support and call centers, and other costs incurred to support the Company’s customers, including related telephony costs to support these teams, customer protection and risk teams, investments in tools to effectively service the Company’s customers, and increased customer self-service capabilities. Customer support and operations expenses also include corporate communication costs and professional services fees.
Marketing
Marketing expenses consist primarily of advertising costs used to attract new customers, including branding-related expenses. Marketing expenses also include personnel-related expenses associated with the Company’s marketing organization staff, including salaries, benefits, and stock-based compensation expense, promotions, costs for software subscription services dedicated for use by the Company’s marketing functions, and outside services contracted for marketing purposes.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $225.4 million, $181.3 million and $139.3 million during the years ended December 31, 2024, 2023, and 2022, respectively.

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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for the Company’s finance, legal, compliance, human resources, facilities, administrative personnel, and other leadership functions, including salaries, benefits, and stock-based compensation expense. General and administrative expenses also include professional services fees, software subscriptions, facilities, indirect taxes, credit losses, and other corporate expenses, including acquisition and integration expenses. Such expenses primarily include external legal, accounting, valuation, and due diligence costs, advisory and other professional services fees necessary to integrate acquired businesses. Refer to Note 6. Business Combinations for further details.
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shares by the weighted-average number of common shares determined for the basic earnings per share plus the dilutive effect of stock options, unvested restricted stock units (“RSUs”), and ESPP related shares. As the Company had losses for the years ended December 31, 2024, 2023, and 2022 all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share.
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
Expected volatility. The Company bases its estimate of expected volatility on the historical volatility of the Company’s common stock as well as the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data.
Risk-free interest rate. The risk-free interest rate used in the model is based on the implied yield currently available for the U.S. Treasury securities at maturity with an equivalent term.
Expected dividend yield. The Company’s expected dividend yield is zero as it has not declared nor paid any dividends during the years ended December 31, 2024, 2023, and 2022 and does not currently expect to do so in the future.
Stock-based Compensation Expense Recognition
Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service period, which is typically the vesting period of the respective award; however, in some instances, the vesting percentages differ throughout the service period. In all instances, the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is legally vested. Forfeitures are recognized in the period in which they occur.
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
Restricted Stock Units
Beginning in August 2021, the Company grants RSUs to employees and directors with service-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The grant-date fair value of these RSUs will be recognized over the requisite service period.
Employee Stock Purchase Plan
The ESPP provides for offering periods during which eligible employees can participate in the ESPP and be granted the right to purchase shares. Offering periods commence on March 1 and September 1, with each offering period consisting of four six-month purchase periods, for a total of a 24-month offering period. The plan includes a rollover feature for the purchase price if the Company's stock price at the end of the purchase period is less than the Company's stock price on the first day of the offering. If this rollover feature is triggered, a new 24-month offering period begins. No offering periods may last longer than 27 months. The grant date for accounting purposes is generally the first date of each offering period and expense is recognized over the requisite service period, which is considered to be the 24-month offering period.
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
Tax benefits for uncertain tax positions are based upon management’s evaluation of the information available at the reporting date. The Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to recognize interest and penalties related to income taxes as a component of provision for income taxes.
Indirect Taxes
The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company continually evaluates those jurisdictions in which indirect tax obligations exist to determine whether a loss is probable and the amount can be estimated. Determination of whether a loss is probable, and an estimate can be made, is a complex undertaking and takes into account the judgment of management, third-party research, and the potential outcome of negotiation and interpretations by regulators and courts, among other information. Such assessments include consideration of management’s evaluation of domestic and international tax laws and regulations, external legal advice, and the extent to which they may apply to the Company’s business and industry. The Company’s assessment of probability includes consideration of recent inquiries with, or actions taken by, regulators and courts, potential or actual self-disclosure, and applicability of tax rules.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this new guidance beginning with its annual report for fiscal year ending December 31, 2024. Refer to the Segments policy within Note 20. Segment Reporting for additional information.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements other than the expanded footnote disclosure.
In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses (DISE)”, which requires disclosure of disaggregated income statement expenses based on their natural classification. The guidance is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. ASU 2024-03 may be applied on a prospective basis, and retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance to its consolidated financial statements and related disclosures.

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
The Company recognizes transaction revenue on a gross basis as it is the principal for fulfilling payment transactions. As the principal to the transaction, the Company controls the service of completing payments for its customers. The Company bears primary responsibility for the fulfillment of the payment service, is the merchant of record, contracts directly with its customers, controls the product specifications, and defines the value proposition of its services. The Company is also responsible for providing customer support. Further, the Company has full discretion over determining the fee charged to its customers, which is independent of the cost it incurs in instances where it may utilize payment processors or other financial institutions to perform services on its behalf. These fees paid to payment processors and other financial institutions are recognized as ‘Transaction expenses’ within the Consolidated Statements of Operations. The Company does not have any capitalized contract acquisition costs.
Sales Incentives
The following table presents the Company’s sales incentives for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Reduction to revenue	$37,842	$32,584	$24,796
Marketing expenses(1)	20,695	18,974	17,638
Total sales incentives	$58,537	$51,558	$42,434
__________________
(1) Sales incentives that are charged to marketing expenses are included in Advertising expenses as disclosed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location for the years ended December 31, 2024, 2023, and 2022, attributed to the country in which the sending customer is located:

	Years Ended December 31,
(in thousands)	2024	2023	2022
United States	$825,772	$631,746	$472,754
Canada	141,063	113,310	80,142
Rest of world	297,128	199,229	100,664
Total revenue	$1,263,963	$944,285	$653,560
4.    Prepaid Expenses & Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2024	2023
Prepaid expenses	$20,279	$8,902
Payment card receivable	11,677	15,599
Other receivables	4,128	—
Tax receivable	3,250	2,813
Capitalized cloud computing arrangement costs, net	2,250	2,220
Prepaid compensation arrangements	2,099	1,518
Restricted cash	658	774
Other prepaid expenses and other current assets	2,177	1,317
Prepaid expenses and other current assets	$46,518	$33,143
5.    Property and Equipment
Property and equipment, net consisted of the following as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Capitalized internal-use software	$39,627	$23,195
Computer and office equipment	8,440	8,529
Furniture and fixtures	2,853	2,636
Leasehold improvements	8,720	8,080
Projects in process	7,672	—
Total gross property and equipment	67,312	42,440
Less: Accumulated depreciation and amortization	(35,746)	(26,430)
Property and equipment, net	$31,566	$16,010
Depreciation and amortization expense related to property and equipment was $11.9 million, $8.3 million and $6.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Capitalized Internal-Use Software Costs
The following table presents the Company’s capitalized internal-use software, including amortization expense recognized, for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Total capitalized internal-use software costs(1)	$16,432	$9,379	$5,203
Stock-based compensation costs capitalized to internal-use software	4,728	3,132	1,821
Amortization expense(2)	8,066	4,529	3,332
__________________
(1) Amounts are inclusive of stock-based compensation costs capitalized to internal-use software as denoted within the table.
(2) Amounts are included within ‘Depreciation and amortization’ within the Consolidated Statements of Operations.

The following table presents the Company’s long-lived assets based on geography, which consist of property and equipment, net and operating lease right-of-use assets for the years ended December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
United States	$30,141	$15,901
Israel	4,245	5,128
Rest of world	10,182	4,506
Total long-lived assets	$44,568	$25,535
6.    Business Combinations
There were no significant acquisitions accounted for as business combinations or divestitures completed in the year ended December 31, 2024.
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
Approximately $11.9 million of the cash and equity proceeds were held back to satisfy any necessary adjustments, including without limitation, indemnification claims related to general representations and warranties, and any net working capital adjustments. As of the acquisition date, the majority of this holdback was expected to be settled in cash, with the remainder in 133,309 shares of Company common stock and restricted stock units. Such amounts were subject to a 15-month holdback period, net of any amounts necessary to satisfy all unsatisfied or disputed claims for indemnification and net working capital adjustments. As of the acquisition date, this represented approximately $10.4 million in cash and $1.5 million in equity, as discussed above, issuable at the end of the holdback period in the Company’s common stock, subject to the aforementioned adjustments. Refer to the discussion below regarding the settlement of the holdback consideration during the year ended December 31, 2024.
Included in consideration transferred is the settlement of a pre-existing net receivable owed to the Company by Rewire, which was effectively settled and became intercompany arrangements as of the closing of the transaction. Excluding the impact of the outstanding net receivable owed to the Company by Rewire, the Company would have paid $2.4 million more for the business at closing, and therefore the GAAP purchase price reflects an increase in that amount. The settlement of pre-existing relationships between the Company and Rewire did not result in any material gain or loss. The change in the pre-existing receivable to an intercompany receivable has been considered as a noncash activity reflected within the operating activities of the Consolidated Statements of Cash Flows.

Holdback Liability
The holdback of cash and equity proceeds discussed above was recorded at its acquisition date fair value and was classified as a liability within ‘Other noncurrent liabilities’ on the Consolidated Balance Sheets at the acquisition date. The portion of the holdback settled in Company shares was recorded at its fair value through its settlement date, with changes recorded to earnings. The estimated fair value of the portion of the holdback liability settled in equity used both observable and unobservable inputs, specifically considering the price of the Company’s common stock, as well as the probability of payout at the end of the holdback period, and was considered a Level 3 measurement, as defined in ASC 820, Fair Value Measurement (“ASC 820”).
During the year ended December 31, 2024, the Company recorded $0.2 million to reflect the change in the fair value of the holdback liability through the date of settlement, recorded within ‘General and administrative expenses’ within the Consolidated Statements of Operations. During the year ended December 31, 2023, the Company recorded $1.1 million to reflect the change in the fair value of the holdback liability.
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

Transaction Costs
Transaction costs totaled $0.2 million and $2.1 million, which included $0.2 million and $1.1 million for the change in the fair value of the holdback liability, for the years ended December 31, 2024 and 2023, respectively. There were $3.5 million transaction costs incurred for the year ended December 31, 2022. Transaction costs are primarily related to the Company’s aforementioned acquisition of Rewire.
Other Disclosures
The results of operations of Rewire are included within the accompanying Consolidated Statements of Operations and Comprehensive Loss since the date of the acquisition.
7.    Goodwill and Intangible Assets
Goodwill
The goodwill recorded on the Consolidated Balance Sheets as of December 31, 2024 and 2023 was attributable to the acquisition of Rewire completed within the year ended December 31, 2023, including measurement period adjustments, as described further in Note 6. Business Combinations. There were no adjustments to goodwill during the year ended December 31, 2024.
Intangible Assets
The components of identifiable intangible assets as of December 31, 2024 and 2023 were as follows:

	December 31, 2024				December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(667)	$333	1.0	$1,000	$(333)	$667	2.0
Customer relationships	8,500	(4,250)	4,250	2.0	8,500	(2,125)	6,375	3.0
Developed technology	12,000	(6,120)	5,880	1.0	12,000	(2,400)	9,600	4.0
Total	$21,500	$(11,037)	$10,463		$21,500	$(4,858)	$16,642
The acquired identified intangible assets have estimated useful lives ranging from three to four years. Amortization expense for intangible assets was $6.2 million and $4.9 million for the years ended December 31, 2024 and 2023, respectively.
Identifiable intangible asset balances as of December 31, 2022 were immaterial. Amortization expense for identifiable intangible assets for the year ended December 31, 2022 was immaterial.
Expected future intangible asset amortization as of December 31, 2024 was as follows:

(in thousands)	Amount
2025	$8,338
2026	2,125
Total	$10,463
8.    Fair Value Measurements
There were no financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024.
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

9.     Debt
Secured Revolving Credit Facility
2021 Revolving Credit Facility
On September 13, 2021, Remitly Global, Inc. and Remitly, Inc., a wholly-owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “2021 Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent, that provided for revolving commitments of $250.0 million (including a $60.0 million letter of credit sub-facility) and terminated its then-existing 2020 Credit Agreement. The 2021 Revolving Credit Facility was amended on June 26, 2023 to reflect changes in the applicable interest rate as a result of the sunsetting of the LIBOR interest rate, as noted below. The 2021 Revolving Credit Facility was further amended on December 20, 2023 to increase the revolving commitments from $250.0 million (including a $60.0 million letter of credit sub-facility) to $325.0 million. All other terms of the 2021 Revolving Credit Facility remained unchanged. The Company evaluated both the June and December 2023 amendments as debt modifications pursuant to ASC 470-50, Debt —Modification and Extinguishment, noting no material impact.

As of December 31, 2024 and December 31, 2023, $0.8 million and $1.2 million, respectively, of unamortized debt issuance costs were included within ‘Other noncurrent assets’ on the Consolidated Balance Sheets.

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
The 2021 Revolving Credit Facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements, or engage in transactions with affiliates. As of December 31, 2024 and December 31, 2023, financial covenants in the 2021 Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the 2021 Revolving Credit Facility as of December 31, 2024 and December 31, 2023.
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
As of December 31, 2024, the Company had no outstanding borrowings under the 2021 Revolving Credit Facility. As of December 31, 2023, the Company had $130.0 million outstanding borrowings under the 2021 Revolving Credit Facility with a weighted-average interest rate of 9.0%. As of December 31, 2024 and December 31, 2023, the Company had unused borrowing capacity of $277.3 million and $146.8 million, respectively, under the 2021 Revolving Credit Facility. As of December 31, 2024 and December 31, 2023, the Company had $48.2 million and $49.4 million, respectively, in issued, but undrawn, standby letters of credit.
Advance for Future Deposits
As part of the acquisition of Rewire, the Company assumed short-term indebtedness of Rewire that represents an advance for future deposits from Rewire’s amended agreement with one of its financial partners (the “Amendment” and the “Depositor,” respectively) entered into in October 2021. The Advance for Future Deposits has a maturity date of November 2025 and provides for automatic extensions upon maturity. The Depositor made an advance payment to Rewire with respect to future deposits (the “Advance for Future Deposits”). The original amount of 9.0 million Israeli shekel, approximately $2.8 million, was transferred as an advance under the Amendment. As of both December 31, 2024 and December 31, 2023, the Company had $2.5 million outstanding under the Amendment, and was included within ‘Short-term debt’ on the Consolidated Balance Sheets. The change in the outstanding balance is driven by the change in the foreign exchange conversion rate. The Advance for Future Deposits bears a floating interest rate of 1.4%+ Israeli Prime per annum, paid on a monthly basis. The Israeli Prime rate is defined as the Bank of Israel rate + 1.5%. As of both December 31, 2024 and December 31, 2023, the weighted-average interest rate was 3.0%.
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

	Years Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Numerator:
Net loss	$(36,978)	$(117,840)	$(114,019)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	194,646,436	180,818,399	167,774,123
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.19)	$(0.65)	$(0.68)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	As of December 31,
	2024	2023	2022
Stock options outstanding	8,240,251	10,801,396	15,988,268
RSUs outstanding	23,886,131	23,555,665	23,366,355
ESPP	2,005,433	791,226	1,350,486
Shares subject to repurchase	—	8,657	130,929
Unvested common stock, subject to service-based vesting conditions, issued in connection with acquisition(1)	52,040	104,080	—
Equity issuable in connection with acquisition(1)	—	133,309	—
Total	34,183,855	35,394,333	40,836,038
__________________
(1) Refer to Note 6. Business Combinations for further discussion of equity issued or to be issued in connection with the Rewire acquisition.
11.    Common Stock
As of December 31, 2024, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the years ended December 31, 2024, 2023, and 2022.
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
The Company donated 181,961 shares of its common stock to Remitly Philanthropy Fund on September 18, 2024, September 20, 2023, and September 28, 2022, pursuant to the stock donation agreement, and in connection with the Pledge 1% commitment, which publicly acknowledges the Company’s intent to give back and increase social impact, in order to sustainably fund a portion of its corporate social responsibility goals and further its mission to expand financial inclusion for immigrants. For the years ended December 31, 2024, 2023, and 2022, the Company recorded a charge of $2.6 million, $4.6 million, and $2.0 million, respectively, to ‘General and administrative expenses’ within the Consolidated Statements of Operations based on the closing price of its common stock as reported on the Nasdaq Global Select Market (the “NASDAQ”) on September 18, 2024, September 20, 2023, and September 28, 2022, respectively.

12.    Stock-Based Compensation
Shares Available for Issuance
As of December 31, 2024, 11,496,736 and 6,921,709 awards remain available for issuance under the 2021 Plan and the ESPP, respectively.
Stock Options
The following is a summary of the Company’s stock option activity during the year ended December 31, 2024:

	Stock Options
(in thousands, except share and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balances as of January 1, 2024	10,801,396	$4.46	5.87	$161,603
Exercised	(2,317,130)	3.74		32,263
Forfeited	(244,015)	7.25
Balances as of December 31, 2024	8,240,251	4.58	4.78	148,247
Vested and exercisable as of December 31, 2024	7,856,927	4.28	4.70	143,688
Vested and expected to vest as of December 31, 2024	8,240,251	$4.58	4.78	$148,247
__________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the years ended December 31, 2024 and 2023.
The fair value of each employee stock option granted during the year ended December 31, 2022 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
2022
Risk-free interest rates	2.86%
Expected term	6.1 years
Volatility	64.0%
Dividend rate	—%
The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $6.78.
The following is a summary of the Company’s stock option activity during the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Aggregate grant-date fair value of options vested	$14,125	$9,406	$11,650
Intrinsic value of options exercised	32,263	69,472	43,975

Restricted Stock Units
Restricted stock unit activity during the year ended December 31, 2024 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2024	23,555,665	$14.67
Granted	13,551,337	16.45
Vested	(8,950,515)	14.00
Cancelled/forfeited	(4,270,356)	15.38
Unvested at December 31, 2024	23,886,131	$15.81
The following is a summary of the Company’s restricted stock unit activity during the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Weighted-average grant date fair value of RSUs granted	$16.45	$17.48	$10.65
Aggregate grant-date fair value of RSUs vested	125,307	113,024	42,317
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
The fair value of the ESPP offerings, including those described above, were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant date fair value inputs for new offerings which commenced during the years ended December 31, 2024, 2023, and 2022, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

Years Ended December 31,
	2024	2023	2022
Risk-free interest rates	3.84% to 5.20%	4.81% to 5.40%	0.60% to 3.48%
Expected term (in years)	0.5 to 2.0 years	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	39.3% to 61.3%	47.8% to 65.2%	58.3% to 73.0%
Dividend rate	—%	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, and ESPP, included within the Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 5. Property and Equipment, was as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Customer support and operations	$1,158	$1,404	$816
Marketing	17,609	16,165	10,512
Technology and development	84,381	74,967	46,420
General and administrative	48,989	44,431	37,545
Total	$152,137	$136,967	$95,293
As of December 31, 2024, the total unamortized compensation cost related to all non-vested equity awards, including options and RSUs, was $309.0 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.6 years. As of December 31, 2024, the total unrecognized compensation expense related to the ESPP was $9.7 million, which is expected to be amortized over the next 1.7 years.

13.    Restructuring Initiatives
In the year ended December 31, 2024, as a result of simplifying and scaling certain processes, functions, and team capabilities, the Company continued restructuring initiatives that commenced within the year ended December 31, 2023 in order to better serve the Company’s customers and allow the Company to centralize, transform, and automate global operations. Restructuring costs incurred primarily included severance and certain other associated costs. These specific restructuring initiatives are complete.
The Company incurred charges of $0.8 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively. There were no charges incurred related to restructuring initiatives for the year ended December 31, 2022.
The following table presents the restructuring costs included within the Company’s Consolidated Statements of Operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in thousands)	2024	2023
Customer support and operations	$758	$749
Technology and development	—	524
General and administrative	34	96
Total restructuring costs	$792	$1,369
The following table presents the changes in liabilities, including expenses incurred and cash payments resulting from the restructuring costs and related accruals, during the years ended December 31, 2024 and 2023:

(in thousands)	Amount
Balance as of December 31, 2022	$—
Expenses incurred	1,369
Cash payments	(1,291)
Balance as of December 31, 2023	$78
Expenses incurred	792
Cash payments	(870)
Balance as of December 31, 2024	$—
14.    Income Taxes
The components of loss before provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
United States	$(42,708)	$(74,776)	$(116,272)
Foreign	12,457	(37,162)	3,296
Loss before provision for income taxes	$(30,251)	$(111,938)	$(112,976)
The components of the provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current tax benefit (expense)
Federal	$(197)	$—	$—
State	(418)	(376)	(9)
Foreign	(5,562)	(6,365)	(2,449)
Total current tax expense	(6,177)	(6,741)	(2,458)
Deferred tax benefit (expense)
Federal	—	—	—
State	—	—	—
Foreign	(550)	839	1,415
Total deferred tax benefit	(550)	839	1,415
Provision for income taxes	$(6,727)	$(5,902)	$(1,043)

A reconciliation at the applicable federal statutory rate to the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2024	2023	2022
Federal income taxes at statutory rate	21.00%	21.00%	21.00%
State income tax, net of federal benefit	9.36	8.71	4.06
Increase in valuation allowance	(82.40)	(59.69)	(24.08)
Stock-based compensation	7.15	16.70	0.92
U.S. tax on foreign earnings	—	—	(2.03)
Tax charges from integration of acquired companies	—	(6.57)	—
Research tax credits	40.46	14.98	—
Effect of cross border tax laws	(17.50)	—	—
Other	(0.31)	(0.40)	(0.79)
Effective income tax rate	(22.24) %	(5.27) %	(0.92) %
As of December 31, 2024, the Company has U.S. net operating loss (“NOL”) carryforwards of $206.8 million, which substantially do not expire, and state NOL carryforwards of $177.6 million, which begin to expire between 2032 and 2044. NOL carryforwards are subject to further possible limitation should a change in ownership of the Company occur, as defined by Internal Revenue Code Section 382. As of December 31, 2024, the Company has foreign net operating loss (“NOL”) carryforwards of $18.2 million, of which $4.5 million will begin to expire in 2030.
As of December 31, 2024, the Company had U.S. Federal research and development credit carryforwards of $35.0 million, which begin to expire in 2041, U.S. State research and development credit carryforwards of $1.6 million, which do not expire, and foreign research and development credit carryforwards of $2.1 million, which will begin to expire in 2029, but which may also be used to satisfy payroll tax liabilities in the future.
The Organization for Economic Cooperation and Development released Pillar Two model rules defining a 15% global minimum tax for multinational corporations. Many countries in which the Company operates have enacted Pillar Two. Pillar Two rules apply to the Company beginning in the Company’s fiscal year 2025. Pillar Two is not expected to materially impact the Company’s effective tax rate or cash flows in fiscal year 2025. New legislation or guidance could change the Company’s current assessment.
The total income tax benefit related to stock-based compensation expense and stock option exercises was $3.0 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively. The Company did not record a material income tax benefit related to stock-based compensation expense and stock option exercises during the year ended December 31, 2022 since the Company maintained a full valuation allowance against its net deferred tax assets in the jurisdictions where material stock-compensation expense charges were incurred, and stock option exercises occurred.

The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets were as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$59,255	$58,901
Accrued expenses	775	4,326
Stock-based compensation	18,475	15,623
Operating lease liabilities	1,064	1,041
Capitalized research costs	85,835	69,279
Intangible assets	11,667	10,846
Research tax credits	29,634	17,341
Other	4	2,748
Gross deferred tax assets	206,709	180,105

Deferred tax liabilities:
Fixed assets	(3,660)	(1,321)
Operating lease right-of-use assets	(727)	(756)
Gross deferred tax liabilities	(4,387)	(2,077)

Valuation allowance(1)	(199,831)	(174,863)
Net deferred tax assets(2)	$2,491	$3,165
__________________
(1) The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
(2) The net deferred tax asset as of December 31, 2024 and 2023 was recorded within ‘Other noncurrent assets, net’ on the Company’s Consolidated Balance Sheets.
The net change in the total valuation allowance was an increase of $25.0 million, $73.4 million, and $27.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The change in valuation allowance as of December 31, 2024, 2023, and 2022 was primarily related to an increase in capitalized costs under IRC Sec 174 and certain credit carryforwards, offset by the utilization of U.S. federal and state net operating losses. The following represents the changes in the Company’s valuation allowance for the years ended December 31, 2024, 2023, and 2022, respectively:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Beginning balance	$174,863	$101,446	$74,244
Charged to net income	24,968	67,030	27,202
Charged to other accounts	—	6,387	—
Ending balance	$199,831	$174,863	$101,446
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of December 31, 2024, tax years 2012 through 2024 remain open for examination by taxing authorities. The Company’s 2022 federal tax return is currently under audit by the Internal Revenue Service.
The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based upon its evaluation of the facts, circumstances and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is a less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized.

The following represents the changes in the Company’s unrecognized income tax benefits for the years ended December 31, 2024, 2023, and 2022, respectively:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Beginning balance	$15,578	$—	$—
Increases related to tax positions taken during the current year	3,157	11,438	—
Increases related to tax positions taken during prior years	809	4,140	—
Ending balance	$19,544	$15,578	$—
As of December 31, 2024, the Company had unrecognized tax benefits of $19.5 million, of which $10.2 million would impact the annual effective tax rate if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the valuation allowances recorded against deferred tax assets. Although it is reasonably possible that over the next 12-month period the Company could experience changes in its unrecognized tax position as a result of tax examinations or settlement activities, the Company does not anticipate any material change to its unrecognized tax position over the next 12 months. As of December 31, 2024, $7.4 million of uncertain tax positions were recorded within ‘Other noncurrent liabilities’ on the Consolidated Balance Sheets, and $12.1 million were recorded as a reduction in deferred tax assets, of which $9.3 million are subject to valuation allowance.
The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended December 31, 2024, 2023, and 2022, the Company did not have material accrued interest or penalties associated with any unrecognized tax benefits.
15.    401(k) Defined Contribution Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company makes discretionary matching contributions that are funded in the following year. The Company matches 50% of the first 4% of compensation that a participant contributes to the 401(k) plan. In addition, as part of the acquisition of Rewire, the Company inherited various employer sponsored contribution savings plans. The Company’s contributions were not material for the years ended December 31, 2024, 2023, and 2022.
16.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s amended and restated certificate of incorporation and amended and restated bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of December 31, 2024 and December 31, 2023.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies as of December 31, 2024 and December 31, 2023.
Purchase Commitments
The Company routinely enters into marketing and advertising contracts, software subscriptions or other service arrangements, including cloud infrastructure arrangements, and compliance-application related arrangements that contractually obligate us to purchase services, including minimum service quantities, unless given notice of cancellation based on the applicable terms of the agreements. Most contracts are typically cancellable within a period of less than one year, although some of the larger software or cloud service subscriptions require multi-year commitments. The purchase commitments presented in the table below include amounts that are fixed with noncancellable minimum purchase terms with remaining terms in excess of one year. Obligations under contracts that are cancellable or with terms of twelve months or less are excluded.

As of December 31, 2024, the future minimum payments under the purchase commitments were as follows:

(in thousands)	Amount
2025	$22,952
2026	13,272
2027	1,468
2028	—
2029 and thereafter	—
Total future minimum payments	$37,692
Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in thousands)	2024	2023
Beginning balance	$3,359	$3,762
Provisions for transaction losses	58,155	38,553
Losses incurred, net of recoveries	(57,929)	(38,956)
Ending balance	$3,585	$3,359
17.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Trade settlement liability(1)	$33,946	$58,950
Accrued transaction expense	21,949	18,500
Accrued marketing expense	19,258	13,633
Accrued salary, benefits, and related taxes(3)	11,704	10,251
Accrued taxes and taxes payable	5,888	9,259
ESPP employee contributions	4,043	3,565
Reserve for transaction losses	3,585	3,359
Accrued property and equipment purchases	2,755	—
Holdback liability(2)	—	12,990
Other accrued expenses	13,524	15,295
Total	$116,652	$145,802
__________________
(1) The trade settlement liability amount represents the total of disbursement postfunding liabilities and book overdrafts owed to the Company’s disbursement partners. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to consolidated financial statements for further discussion.
(2) Refer to Note 6. Business Combinations for further detail on the Holdback liability, which was settled in April 2024.
(3) The accrued salary, benefits, and related taxes amount is inclusive of accrued severance as part of the Company’s restructuring that occurred during the year ended December 31, 2023. Refer to Note 13. Restructuring Initiatives for further detail on the Company’s restructuring activities.
18.    Leases
The Company leases office space in all of its locations under noncancellable operating leases with various expiration dates through 2032.
The components of lease expense, lease term, and discount rate for operating leases were as follows:

	Years Ended December 31,
	2024	2023	2022
Operating lease expense (in thousands)	$7,664	$6,409	$4,732
Weighted-average remaining lease term (in years)	3.4	2.2	2.1
Weighted-average discount rate	6.4%	5.4%	4.7%

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash payments, net included in the measurement of operating lease liabilities – operating cash flows	$7,072	$5,415	$4,472
The following table represents the maturity of lease liabilities as of December 31, 2024:

(in thousands)	Amount
2025	$6,941
2026	6,922
2027	6,205
2028	4,481
2029 and thereafter	14,723
Total lease payments	39,272
Less: Tenant improvement allowance	(19,014)
Less: Imputed interest	(6,440)
Present value of operating lease liabilities	$13,818
19.    Supplemental Cash Flow Information
The supplemental disclosures of cash flow information consisted of the following:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$2,551	$1,653	$906
Cash paid for income taxes, net of refunds	3,159	5,305	2,282
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$9,512	$5,954	$7,441
Vesting of early exercised options	48	377	716
Stock-based compensation expense capitalized to internal-use software	4,728	3,132	1,821
Settlement of equity amounts previously held back for acquisition consideration	2,783	—	—
Unpaid property and equipment purchases in accounts payable and accrued expenses and other current liabilities	4,841	152	68
Issuance of common stock for acquisition consideration	—	6,635	—
Issuance of common stock, subject to service-based vesting conditions, in connection with acquisition	—	581	—
Amounts held back for acquisition consideration	—	11,899	—
Settlement of preexisting net receivable in exchange for net assets acquired in business combination	—	2,401	—
20.    Segment Reporting
Segment and Geographic Information
The Company determines operating segments based on how its chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The Company’s CODM is its Chief Executive Officer, who reviews the Company’s operating results on a consolidated basis. The Company operates as one operating segment. Based on the information provided to the Company’s CODM, the Company believes that the nature, amount, timing, and uncertainty of its revenue and how it is affected by economic factors are most appropriately depicted through the Company’s primary geographical locations. Revenues recorded by the Company are substantially all from the Company’s single performance obligation which are earned from similar services for which the nature of associated fees and the related revenue recognition models are substantially the same. Refer to Note 3. Revenue and Note 5. Property and Equipment for information related to the Company’s geographic information for revenue and long-lived assets, respectively.

Segment Loss and Performance Measurement
The Company’s CODM is provided the financial performance of the Company's one operating segment showing net loss as the primary measure of segment profitability. Net loss reflects revenue generated and expenses incurred for the business. The CODM uses this measure to evaluate the operational efficiency and profitability of the Company, to make strategic decisions about capital allocation, and to assess whether the Company is meeting its financial targets. The CODM does not evaluate the performance of its one operating segment using asset information.
The Company’s CODM is regularly provided results comparing actual performance against budgeted targets and prior periods. This measure aligns with how resources are managed and allocated within the Company’s one operating segment business.
Significant Segment Expenses
On a regular basis, the Company’s CODM is provided certain significant segment expenses which include advertising expense and stock-based compensation expense in addition to those significant segment expenses reported within the Consolidated Statements of Operations.
The following table reconciles the significant segment expenses regularly provided to the Company’s CODM for the years ended December 31, 2024, 2023, and 2022, to the primary measure of segment profitability, net loss:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$1,263,963	$944,285	$653,560
Significant segment expenses:
Transaction expenses	(431,604)	(329,113)	(258,827)
Customer support and operations, excluding stock-based compensation expense(1)	(82,760)	(81,117)	(67,290)
Marketing, excluding stock-based compensation expense and advertising expense(1)(2)	(60,750)	(36,940)	(21,176)
Technology and development, excluding stock-based compensation expense(1)	(185,436)	(144,972)	(92,299)
General and administrative, excluding stock-based compensation expense(1)	(146,868)	(134,941)	(93,705)
Advertising expense	(225,440)	(181,312)	(139,282)
Stock-based compensation expense, net	(152,137)	(136,967)	(95,293)
Other segment disclosures:
Depreciation and amortization	(18,054)	(13,118)	(6,724)
Interest income	8,077	7,447	4,149
Interest expense	(3,241)	(2,352)	(1,302)
Provision for income taxes	(6,727)	(5,902)	(1,043)
Other segment income (expense), net(3)	3,999	(2,838)	5,213
Net loss	$(36,978)	$(117,840)	$(114,019)
__________________
(1) The significant segment expenses reported within the Consolidated Statements of Operations are presented in this table excluding stock-based compensation expense. Stock-based compensation expense is presented separately as an additional significant segment expense and is regularly provided to the CODM. Refer to Note 12. Stock-Based Compensation for tabular disclosure of amounts included within other significant segment expenses, stock-based compensation expense, net of amounts capitalized to internal-use software, as described in Note 5. Property and Equipment.
(2) The significant segment expense reported within the Consolidated Statements of Operations is presented in this table excluding advertising expense. Advertising expense is presented separately as an additional significant segment expense and is regularly provided to the CODM. Advertising expense is included in Marketing expense as described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
(3) Other segment income (expense) includes Other income (expense), net, which is described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
There were no unusual items or other significant noncash items for the years ended December 31, 2024, 2023, and 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On December 5, 2024, Joshua Hug, our Vice Chair and a member of our Board of Directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Hug’s plan is for the sale of up to 1,223,107 shares of our common stock, the actual amount of which may be less based on tax withholdings of RSUs, and terminates on the earlier of the date all shares under the plan are sold and March 31, 2026.
On November 11, 2024, Pankaj Sharma, our Chief Business Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Sharma’s plan is for the sale of up to 70,000 shares of our common stock and terminates on the earlier of the date all shares under the plan are sold and March 31, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to executive officers will be set forth in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2024 (the "Proxy Statement").
Information required by Item 10 for matters other than executive officers is incorporated by reference to the Proxy Statement.
Global Code of Conduct
Our Board of Directors adopted a Global Code of Conduct that applies to all of our employees, officers, including our Chief Executive Officer and principal financial officer, or persons performing similar functions and agents and representatives, including directors and consultants. The full text of our Global Code of Conduct is posted on our website at ir.remitly.com. We intend to disclose future amendments to certain provisions of our Global Code of Conduct, or waivers of such provisions applicable to any Chief Executive Officer and principal financial officer, or persons performing similar functions, and our directors, on our website identified above.
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

Exhibit Index

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 15, 2022, by and among, Remitly Global, Inc., Rewire Merger Sub Ltd., Rewire (O.S.G.) Research and Development Ltd. and Fortis Advisors LLC		8-K	001-40822	2.1	August 16, 2022
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Amended and Restated Bylaws		8-K	001-40822	3.1	March 20, 2024
4.1	Form of Common Stock Certificate		S-1/A	333-259167	4.1	September 14, 2021
4.2	Seventh Amended and Restated Investors’ Rights Agreement dated August 3, 2020		S-1	333-259167	4.2	August 30, 2021
4.3	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	x
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers		S-1	333-259167	10.1	August 30, 2021
10.2	2011 Equity Incentive Plan, as amended, and forms of equity agreements thereunder		S-1	333-259167	10.3	August 30, 2021
10.3	2021 Equity Incentive Plan, as amended, and forms of award agreements thereunder	x
10.4	2021 Employee Stock Purchase Plan, as amended, and forms of subscription agreement thereunder		10-Q	001-40822	10.1	July 31, 2024
10.5	Forms of Change in Control and Severance Agreement for executive officers	x
10.6	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Matthew Oppenheimer		S-1/A	333-259167	10.7	September 14, 2021
10.7	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Joshua Hug		S-1/A	333-259167	10.8	September 14, 2021
10.8	Revolving Credit and Guaranty Agreement, dated as of September 13, 2021, among Remitly Global, Inc. and Remitly, Inc., the guarantors party thereto, the lenders and issuing banks party thereto and J.P. Morgan Chase Bank, N.A.		S-1/A	333-259167	10.10	September 14, 2021
10.9	Second Amendment to Credit Agreement, dated as of November 16, 2020, by and among the Registrant, Remitly, Inc., Silicon Valley Bank and other banks and financial institutions party thereto, including the Amended and Restated Credit Agreement (amended through November 16, 2020) in Annex A		S-1	333-259167	10.2	August 30, 2021
10.10	Amended and Restated Offer Letter, effective as of July 18, 2022 by and between the Registrant and Hemanth Munipalli		10-Q	001-40822	10.1	August 10, 2022
10.11	Amended and Restated Offer Letter, dated as of April 6, 2023, by and between the Registrant and Rene Yoakum		10-Q	001-40822	10.2	May 8, 2023
10.12	Amended and Restated Offer Letter, dated as of April 6, 2023, by and between the Registrant and Ankur Sinha		10-Q	001-40822	10.3	May 8, 2023
10.13	Amendment No. 1, dated June 26, 2023, to the Revolving Credit and Guaranty Agreement dated as of September 13, 2021 among Remitly Global, Inc. and Remitly, Inc., the guarantors party thereto, the lenders and issuing banks party thereto and J.P. Morgan Chase Bank, N.A.		10-Q	001-40822	10.4	August 3, 2023
10.14	Amendment No. 2 and Joinder Agreement dated as of December 20, 2023, to the Revolving Credit and Guaranty Agreement dated as of September 13, 2021 among Remitly Global, Inc. and Remitly, Inc. as borrowers and guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the incremental lenders party thereto		8-K	001-40822	10.1	December 22, 2023
10.15	Offer Letter, dated as of July 26, 2024, by and between the Registrant and Vikas Mehta		10-Q	001-40822	10.1	October 30, 2024

10.16	Consulting Agreement, dated as of December 17, 2024, by and between the Registrant and Rene Yoakum	x
19.1	Remitly Global, Inc. Insider Trading Policy	x
21.1	List of Subsidiaries of the Registrant	x
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	x
24.1	Power of Attorney (included in the signature page to the Annual Report on Form 10-K)	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
97.1	Compensation Recoupment Policy	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
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

Remitly Global, Inc.
Date:	February 19, 2025	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	February 19, 2025	By:	/s/ Vikas Mehta
Vikas Mehta
Chief Financial Officer
(Principal Financial Officer)

Date:	February 19, 2025	By:	/s/ Gail Miller
Gail Miller
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
We, the undersigned officers and directors of Remitly Global, Inc., hereby severally and individually constitute and appoint Matthew Oppenheimer, Vikas Mehta, and Gail Miller, jointly and severally, the true and lawful attorney and agent of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorney and agent to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorney and agent or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew Oppenheimer	/s/ Vikas Mehta
Matthew Oppenheimer, Chief Executive Officer and Director	Vikas Mehta, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: February 19, 2025	Date: February 19, 2025

/s/ Gail Miller	/s/ Ryno Blignaut
Gail Miller, Chief Accounting Officer	Ryno Blignaut, Director
(Principal Accounting Officer)	Date: February 19, 2025
Date: February 19, 2025

/s/ Phyllis Campbell	/s/ Bora Chung
Phyllis Campbell, Director	Bora Chung, Director
Date: February 19, 2025	Date: February 19, 2025

/s/ Joshua Hug	/s/ Laurent Le Moal
Joshua Hug, Vice Chair and Director	Laurent Le Moal, Director
Date: February 19, 2025	Date: February 19, 2025

/s/ Nigel Morris	/s/ Phillip Riese
Nigel Morris, Director	Phillip Riese, Director
Date: February 19, 2025	Date: February 19, 2025

/s/ Margaret M. Smyth
Margaret M. Smyth, Director
Date: February 19, 2025