Form 10-Q
period 2025-03-31
Remitly Global, Inc.
filed 2025-05-07
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, the registrant had 203,858,592 shares of common stock, $0.0001 par value per share, outstanding.

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
•    our ability to develop new products and services in a timely manner;
•    our ability to achieve or sustain our profitability;
•    our ability to maintain and expand our strategic relationships with third parties;
•    our business plan and our ability to effectively manage our growth;
•    anticipated trends, growth rates, and challenges in our business and in the market segments in which we operate;
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
•    our ability to maintain our money transmission licenses and other regulatory clearances;
•    our ability to maintain and expand international operations; and
•    our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our solutions.
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$493,905	$368,097
Disbursement prefunding	217,549	288,934
Customer funds receivable, net	213,554	193,965
Prepaid expenses and other current assets	53,710	46,518
Total current assets	978,718	897,514
Property and equipment, net	41,456	31,566
Operating lease right-of-use assets	11,896	13,002
Goodwill	54,940	54,940
Intangible assets, net	8,379	10,463
Other noncurrent assets, net	5,197	5,386
Total assets	$1,100,586	$1,012,871
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$38,907	$16,159
Customer liabilities	192,186	188,984
Short-term debt	2,421	2,468
Accrued expenses and other current liabilities	114,545	116,652
Operating lease liabilities	4,098	4,745
Total current liabilities	352,157	329,008
Operating lease liabilities, noncurrent	14,728	9,073
Other noncurrent liabilities	10,225	9,319
Total liabilities	377,110	347,400
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of both March 31, 2025 and December 31, 2024; 203,825,920 and 200,534,626 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	20	20
Additional paid-in capital	1,240,310	1,195,390
Accumulated other comprehensive income (loss)	75	(1,658)
Accumulated deficit	(516,929)	(528,281)
Total stockholders’ equity	723,476	665,471
Total liabilities and stockholders’ equity	$1,100,586	$1,012,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$361,624	$269,118
Costs and expenses
Transaction expenses(1)	121,393	89,881
Customer support and operations(1)	22,573	20,119
Marketing(1)	73,349	68,014
Technology and development(1)	73,851	63,206
General and administrative(1)	52,829	44,173
Depreciation and amortization	5,396	3,678
Total costs and expenses	349,391	289,071
Income (loss) from operations	12,233	(19,953)
Interest income	1,787	2,226
Interest expense	(1,299)	(769)
Other income (expense), net	2,221	(1,586)
Income (loss) before provision for income taxes	14,942	(20,082)
Provision for income taxes	3,590	998
Net income (loss)	$11,352	$(21,080)
Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.11)
Diluted	$0.05	$(0.11)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	201,744,601	189,848,799
Diluted	218,414,823	189,848,799
__________________
(1) Exclusive of depreciation and amortization, shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$11,352	$(21,080)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,733	(642)
Comprehensive income (loss)	$13,085	$(21,722)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	200,534,626	$20	$1,195,390	$(1,658)	$(528,281)	$665,471
Issuance of common stock in connection with ESPP	497,130	—	5,768	—	—	5,768
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,792,726	—	2,392	—	—	2,392
Donation of common stock	45,490	—	959	—	—	959
Taxes paid related to net shares settlement of equity awards	(44,052)	—	(1,089)	—	—	(1,089)
Stock-based compensation expense	—	—	36,890	—	—	36,890
Other comprehensive income	—	—	—	1,733	—	1,733
Net income	—	—	—	—	11,352	11,352
Balance as of March 31, 2025	203,825,920	$20	$1,240,310	$75	$(516,929)	$723,476

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	188,435,952	$19	$1,020,286	$335	$(491,303)	$529,337
Issuance of common stock in connection with ESPP	439,247	—	5,004	—	—	5,004
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	3,500,485	—	2,530	—	—	2,530
Taxes paid related to net shares settlement of equity awards	(64,634)	—	(1,366)	—	—	(1,366)
Stock-based compensation expense	—	—	35,575	—	—	35,575
Other comprehensive loss	—	—	—	(642)	—	(642)
Net loss	—	—	—	—	(21,080)	(21,080)
Balance as of March 31, 2024	192,311,050	$19	$1,062,029	$(307)	$(512,383)	$549,358
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$11,352	$(21,080)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,396	3,678
Stock-based compensation expense, net	35,792	34,088
Donation of common stock	959	—
Other	(4)	249
Changes in operating assets and liabilities:
Disbursement prefunding	71,385	(6,194)
Customer funds receivable	(16,283)	(59,432)
Prepaid expenses and other assets	(6,272)	(10,377)
Operating lease right-of-use assets	2,041	1,392
Accounts payable	22,182	(22,707)
Customer liabilities	2,487	14,744
Accrued expenses and other liabilities	(198)	10,429
Operating lease liabilities	4,066	(1,598)
Net cash provided by (used in) operating activities	132,903	(56,808)
Cash flows from investing activities
Purchases of property and equipment, and other	(13,963)	(945)
Capitalized internal-use software costs	(2,949)	(3,369)
Net cash used in investing activities	(16,912)	(4,314)
Cash flows from financing activities
Proceeds from exercise of stock options	2,392	2,483
Proceeds from issuance of common stock in connection with ESPP	5,768	5,004
Proceeds from revolving credit facility borrowings	1,059,000	275,000
Repayments of revolving credit facility borrowings	(1,059,000)	(255,000)
Taxes paid related to net share settlement of equity awards	(1,089)	(1,366)
Net cash provided by financing activities	7,071	26,121
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,728	(1,099)
Net increase (decrease) in cash, cash equivalents, and restricted cash	125,790	(36,100)
Cash, cash equivalents, and restricted cash at beginning of period	369,817	325,029
Cash, cash equivalents, and restricted cash at end of period	$495,607	$288,929
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$493,905	$285,997
Restricted cash included in prepaid expenses and other current assets	632	2,190
Restricted cash included in other noncurrent assets, net	1,070	742
Total cash, cash equivalents, and restricted cash	$495,607	$288,929
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
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The year-end data within the Condensed Consolidated Balance Sheets was derived from audited financial statements, but does not include all disclosures required by GAAP and therefore the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the historical audited annual consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2024.
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.
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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the three months ended March 31, 2025 and 2024.
For the three months ended March 31, 2025 and 2024, no individual customer represented 10% or more of total revenues or customer funds receivable.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the three months ended March 31, 2025.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $53.5 million and $51.7 million during the three months ended March 31, 2025 and 2024, respectively.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
None.
Accounting Pronouncements Not Yet Adopted
There have been no changes to the Company’s new accounting pronouncements not yet adopted as discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table presents the Company’s sales incentives for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Reduction to revenue	$9,763	$8,778
Marketing expenses(1)	4,452	6,619
Total sales incentives	$14,215	$15,397
__________________
(1) Sales incentives that are charged to marketing expenses are included in Advertising expenses as disclosed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location for the three months ended March 31, 2025 and 2024, attributed to the country in which the sending customer is located:

	Three Months Ended March 31,
(in thousands)	2025	2024
United States	$237,300	$175,393
Canada	38,646	32,949
Rest of world	85,678	60,776
Total revenue	$361,624	$269,118
4.    Prepaid Expenses & Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Prepaid expenses	$25,161	$22,529
Payment card receivable	12,126	11,677
Tenant improvement allowance and other receivables	9,244	4,128
Prepaid compensation arrangements	2,337	2,099
Tax receivable	2,213	3,250
Restricted cash	632	658
Other prepaid expenses and other current assets	1,997	2,177
Prepaid expenses and other current assets	$53,710	$46,518

5.    Property and Equipment
Property and equipment, net consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in thousands)	2025	2024
Capitalized internal-use software	$43,674	$39,627
Computer and office equipment	10,036	8,440
Furniture and fixtures	4,341	2,853
Leasehold improvements	9,118	8,720
Projects in process	13,172	7,672
Total gross property and equipment	80,341	67,312
Less: Accumulated depreciation and amortization	(38,885)	(35,746)
Property and equipment, net	$41,456	$31,566
Depreciation and amortization expense related to property and equipment was $3.3 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively.
Capitalized Internal-Use Software Costs
The following table presents the Company’s capitalized internal-use software, including amortization expense recognized, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total capitalized internal-use software costs(1)	$4,047	$4,856
Stock-based compensation costs capitalized to internal-use software	1,098	1,487
Amortization expense(2)	2,406	1,649
__________
(1) Amounts are inclusive of stock-based compensation costs capitalized to internal-use software as denoted within the table.
(2) Amounts are included within ‘Depreciation and amortization’ within the Condensed Consolidated Statements of Operations.
The following table presents the Company’s long-lived assets based on geography, which consist of property and equipment, net and operating lease right-of-use assets as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in thousands)	2025	2024
United States	$39,694	$30,141
Israel	3,871	4,245
Rest of world	9,787	10,182
Total long-lived assets	$53,352	$44,568
6.    Intangible Assets
The components of identifiable intangible assets as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025				December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(750)	$250	0.8	$1,000	$(667)	$333	1.0
Customer relationships	8,500	(4,781)	3,719	1.8	8,500	(4,250)	4,250	2.0
Developed technology	12,000	(7,590)	4,410	0.8	12,000	(6,120)	5,880	1.0
Total	$21,500	$(13,121)	$8,379		$21,500	$(11,037)	$10,463
The acquired identified intangible assets have estimated useful lives ranging from three to four years. Amortization expense for intangible assets was $2.1 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

Expected future intangible asset amortization as of March 31, 2025 was as follows:

(in thousands)	Amount
Remainder of 2025	$6,254
2026	2,125
Total	$8,379
7.    Fair Value Measurements
There were no financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.
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
8.    Debt
Secured Revolving Credit Facility
2021 Revolving Credit Facility
On September 13, 2021, Remitly Global, Inc. and Remitly, Inc., a wholly-owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “2021 Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent. The 2021 Revolving Credit Facility, as amended in and prior to December 2023, has a revolving commitment of $325.0 million (including a $60.0 million letter of credit sub-facility). Unamortized debt issuance costs are immaterial for the periods presented, and continue to be amortized over the term of the 2021 Revolving Credit Facility.
The 2021 Revolving Credit Facility has a maturity date of September 13, 2026. Borrowings under the 2021 Revolving Credit Facility, as amended, accrue interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the 2021 Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the NYFRB Rate in effect for such day plus 0.50%, and (c) the Adjusted Term SOFR Rate for an interest period of one month plus 1.00% (subject to a floor of 1.00%) plus 0.50% per annum) or (2) the Adjusted Term SOFR Rate (subject to a floor of 0.00%) plus 1.50% per annum. Such interest is payable (a) with respect to loans bearing interest based on the Alternate Base Rate, the last day of each March, June, September, and December and (b) with respect to loans bearing interest based on the Adjusted Term SOFR Rate, at the end of each applicable interest period, but in no event less frequently than every three months. In addition, an unused commitment fee, which accrues at a rate per annum equal to 0.25% of the unused portion of the revolving commitments, is payable on the last day of each March, June, September, and December.
The 2021 Revolving Credit Facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements, or engage in transactions with affiliates. As of March 31, 2025 and December 31, 2024, financial covenants in the 2021 Revolving Credit Facility include (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the 2021 Revolving Credit Facility as of March 31, 2025 and December 31, 2024.
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
As of both March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the 2021 Revolving Credit Facility. As of March 31, 2025 and December 31, 2024, the Company had unused borrowing capacity of $277.7 million and $277.3 million, respectively, under the 2021 Revolving Credit Facility. As of March 31, 2025 and December 31, 2024, the Company had $47.8 million and $48.2 million, respectively, in issued, but undrawn, standby letters of credit.

9.    Net Income (Loss) Per Common Share
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

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$11,352	$(21,080)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	201,744,601	189,848,799
Effect of dilutive securities	16,670,222	—
Diluted	218,414,823	189,848,799
Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.11)
Diluted	$0.05	$(0.11)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options outstanding	1,250	9,907,408
RSUs outstanding	608,728	21,924,785
ESPP	358,480	1,199,367
Shares subject to repurchase	—	730
Unvested common stock, subject to service-based vesting conditions, issued in connection with acquisition	—	52,040
Equity issuable in connection with acquisition	—	131,507
Total	968,458	33,215,837
10.    Common Stock
As of March 31, 2025, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the three months ended March 31, 2025 and 2024.
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
The Company donated 45,490 shares of its common stock to Remitly Philanthropy Fund on March 7, 2025, pursuant to the stock donation agreement, and in connection with the Pledge 1% commitment, which publicly acknowledges the Company’s intent to give back and increase social impact, in order to sustainably fund a portion of its corporate social responsibility goals and further its mission to expand financial inclusion for immigrants. Historically, these contributions were performed annually. In the three months ended March 31, 2025 a donation was completed in an amount equal to a quarter of the annual share contribution. For the three months ended March 31, 2025, the Company recorded a charge of $1.0 million to ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations based on the closing price of its common stock as reported on the Nasdaq Global Select Market (the “NASDAQ”) on March 7, 2025. There was no donation completed during the three months ended March 31, 2024.

11.    Stock-Based Compensation
Shares Available for Issuance
As of March 31, 2025, 21,254,562 and 8,429,925 awards remain available for issuance under the 2021 Plan and the ESPP, respectively.
Stock Options
The following is a summary of the Company’s stock option activity during the three months ended March 31, 2025:

	Stock Options
(in thousands, except share and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balances as of January 1, 2025	8,240,251	$4.58	4.78	$148,247
Exercised	(754,832)	3.15		14,294
Forfeited	(6,085)	6.55
Balances as of March 31, 2025	7,479,334	4.72	4.64	120,252
Vested and exercisable as of March 31, 2025	7,437,742	4.70	4.63	119,715
Vested and expected to vest as of March 31, 2025	7,479,334	$4.72	4.64	$120,252
_________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the three months ended March 31, 2025 and 2024.
The following is a summary of the Company’s stock option activity during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Aggregate grant-date fair value of options vested	$3,792	$2,258
Intrinsic value of options exercised	14,294	14,413
Restricted Stock Units
Restricted stock unit activity during the three months ended March 31, 2025 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2025	23,886,131	$15.81
Granted	977,356	22.93
Vested	(2,037,894)	14.69
Cancelled/forfeited	(658,314)	17.88
Unvested at March 31, 2025	22,167,279	$16.17
The following is a summary of the Company’s restricted stock unit activity during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Weighted-average grant date fair value of RSUs granted	$22.93	$18.63
Aggregate grant-date fair value of RSUs vested	29,937	34,767
Employee Stock Purchase Plan (“ESPP”)
A new 24-month ESPP offering period commences on March 1 and September 1 of each fiscal year, and the plan includes a rollover feature for the purchase price if the Company's stock price at the end of the purchase period is less than the Company's stock price on the first day of the offering. If this rollover feature is triggered, a new 24-month offering period begins. This feature under the ESPP was triggered on February 29, 2024 resulting in incremental stock-based compensation expense of $1.7 million to be recognized over the new offering periods.

The fair value of the ESPP offerings, including those described above, were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant date fair value inputs for new offerings which commenced during the three months ended March 31, 2025 and 2024, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

Three Months Ended March 31,
	2025	2024
Risk-free interest rates	3.92% to 4.26%	4.49% to 5.20%
Expected term (in years)	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	43.8% to 49.1%	52.9% to 61.3%
Dividend rate	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, and ESPP, included within the Condensed Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 5. Property and Equipment, was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Customer support and operations	$256	$353
Marketing	4,127	3,979
Technology and development	21,237	19,627
General and administrative	10,172	10,129
Total	$35,792	$34,088
As of March 31, 2025, the total unamortized compensation cost related to all non-vested equity awards, including options and RSUs, was $284.3 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.6 years. As of March 31, 2025, the total unrecognized compensation expense related to the ESPP was $10.2 million, which is expected to be amortized over the next 1.9 years.
12.    Restructuring Initiatives
The Company had no material restructuring initiatives for the three months ended March 31, 2025.
In the three months ended March 31, 2024, as a result of simplifying and scaling certain processes, functions, and team capabilities, the Company continued restructuring initiatives that commenced within the three months ended September 30, 2023 in order to better serve the Company's customers and allow the Company to centralize, transform, and automate global operations. The Company incurred charges of $0.8 million for the three months ended March 31, 2024 related to these initiatives. Restructuring costs incurred primarily included severance and certain other associated costs. These specific restructuring initiatives were substantially complete as of March 31, 2024.
The following table presents the restructuring costs included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024:

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
The Company’s effective tax rates on pre-tax income were 24.0% and (5.0)% for the three months ended March 31, 2025 and 2024, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21.0% in both periods was primarily the result of foreign income taxed at different rates, changes in the U.S. valuation allowance, non-deductible stock-based compensation, and recognition of a discrete income tax benefit, primarily driven by excess stock-based compensation deductions.
The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of March 31, 2025, tax years 2012 through 2024 remain open for examination by taxing authorities.
14.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s amended and restated certificate of incorporation and amended and restated bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of March 31, 2025 and December 31, 2024.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies as of March 31, 2025 and December 31, 2024.
Purchase Commitments
The disclosure of purchase commitments in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company routinely enters into marketing and advertising contracts, software subscriptions or other service arrangements, including cloud infrastructure arrangements, and compliance-application related arrangements that contractually obligate us to purchase services, including minimum service quantities, unless given notice of cancellation based on the applicable terms of the agreements.
Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Beginning balance	$3,585	$3,359
Provisions for transaction losses	17,906	11,368
Losses incurred, net of recoveries	(16,879)	(11,339)
Ending balance	$4,612	$3,388

15.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Trade settlement liability(1)	$30,865	$33,946
Accrued transaction expense	23,091	21,949
Accrued marketing expense	17,597	19,258
Accrued salary, benefits, and related taxes	15,458	11,704
Accrued taxes and taxes payable	6,705	5,888
Reserve for transaction losses	4,612	3,585
Accrued property and equipment purchases	1,416	2,755
ESPP employee contributions	1,271	4,043
Other accrued expenses	13,530	13,524
Total	$114,545	$116,652
_________________
(1) The trade settlement liability amount represents the total of disbursement postfunding liabilities and book overdrafts owed to the Company’s disbursement partners. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion.
16.    Supplemental Cash Flow Information
The supplemental disclosures of cash flow information consisted of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$967	$602
Cash paid for income taxes, net of refunds	614	910
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$847	$2,214
Vesting of early exercised options	—	47
Stock-based compensation expense capitalized to internal-use software	1,098	1,487
Unpaid property and equipment purchases in accounts payable and accrued expenses and other current liabilities	4,215	29
17.    Segment Reporting
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
Segment Loss and Performance Measurement
The Company’s CODM is provided the financial performance of the Company's one operating segment showing net income (loss) as the primary measure of segment profitability. Net income (loss) reflects revenue generated and expenses incurred for the business. The CODM uses this measure to evaluate the operational efficiency and profitability of the Company, to make strategic decisions about capital allocation, and to assess whether the Company is meeting its financial targets. The CODM does not evaluate the performance of its one operating segment using asset information.
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
The following table reconciles the significant segment expenses regularly provided to the Company’s CODM for the three months ended March 31, 2025 and 2024, to the primary measure of segment profitability, net income (loss):

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$361,624	$269,118
Significant segment expenses:
Transaction expenses	(121,393)	(89,881)
Customer support and operations, excluding stock-based compensation expense(1)	(22,317)	(19,766)
Marketing, excluding stock-based compensation expense and advertising expense(1)(2)	(15,713)	(12,336)
Technology and development, excluding stock-based compensation expense(1)	(52,614)	(43,579)
General and administrative, excluding stock-based compensation expense(1)	(42,657)	(34,044)
Advertising expense	(53,509)	(51,699)
Stock-based compensation expense, net	(35,792)	(34,088)
Other segment disclosures:
Depreciation and amortization	(5,396)	(3,678)
Interest income	1,787	2,226
Interest expense	(1,299)	(769)
Provision for income taxes	(3,590)	(998)
Other segment income (expense), net(3)	2,221	(1,586)
Net income (loss)	$11,352	$(21,080)
__________________
(1) The significant segment expenses reported within the Condensed Consolidated Statements of Operations are presented in this table excluding stock-based compensation expense. Stock-based compensation expense is presented separately as an additional significant segment expense and is regularly provided to the CODM. Refer to Note 11. Stock-Based Compensation for tabular disclosure of amounts included within other significant segment expenses, stock-based compensation expense, net of amounts capitalized to internal-use software, as described in Note 5. Property and Equipment.
(2) The significant segment expense reported within the Condensed Consolidated Statements of Operations is presented in this table excluding advertising expense. Advertising expense is presented separately as an additional significant segment expense and is regularly provided to the CODM. Advertising expense is included in Marketing expense as described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
(3) Other segment income (expense) includes Other income (expense), net, which is described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
There were no unusual items or other significant noncash items for the three months ended March 31, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2024. You should read the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q as well as in the Annual Report on Form 10-K and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.
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
To deliver on our brand promise, we have a differentiated approach that aligns with the specific needs and interests of our customers who are sending money across borders and solves the problems they often face. There are four core elements to our differentiated approach:
•Mobile First. Our mobile app for cross-border remittances provides an easy-to-use, end-to-end process with a simple and reliable user experience that delivers peace of mind. In just a few minutes, customers are able to set up and send money for the first time with Remitly, and repeat transactions are easier with just a few taps. Our users can also track the status of their transactions as they are processed, and we provide a reliability promise to customers which is underpinned by our sophisticated risk models, high quality network, and empathetic customer service. This mobile-first experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty. Our services are highly non-discretionary for many of our customers which results in high revenue visibility throughout economic cycles. As of March 31, 2025, our Remitly app had a 4.9 iOS App Store rating with over 3.4 million reviewers and a 4.8 Android Google Play rating with over 1.0 million reviewers. App rating is based on all countries or regions and the rating may vary based on user location and device type.
•Global Presence and High Quality Money Movement Network. Our global network of funding and disbursement partnerships enables us to complete money transfers efficiently in over 5,200 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. As a result of the quality of our network and the foundational investments we have made, in general, every new send country we add results in a significant number of new corridors, as we are able to quickly connect send countries with receive countries, allowing us to continue to scale rapidly. Our significant global presence and direct integration strategy allows us to negotiate favorable terms with both funding and disbursement partners while providing a great end-to-end customer experience including rapid and reliable transfers.
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
Our disbursement network enables us to send (or pay-out) funds to over 5.0 billion bank accounts and mobile wallets and approximately 460,000 cash pick-up options. We focus on creating financial inclusion by providing payout optionality and access for recipients who do not always have convenient access to traditional banking. We believe our focus on financial inclusion creates peace of mind for our customers and their families while attracting and retaining loyal customers.
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
Active Customers

	Three Months Ended March 31,
(in thousands)	2025	2024
Active customers	8,035	6,209
We believe that the number of our active customers is an important indicator of customer engagement, customer retention, and the overall growth of our business.
Active customers increased to approximately 8.0 million, or 29% growth, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily due to an increase in the number of new customers, driven by investments in our mobile app and efficient marketing spend, our focus on customer experience and how we serve our customers, expansion of our global disbursement network, and the continued diversification across both send and receive countries. While we continue to see strong results in our largest existing receive countries (India, Mexico, and the Philippines), our successful diversification of our corridor portfolio across both send and receive countries has contributed to new customer growth.

Send Volume

	Three Months Ended March 31,
(in millions)	2025	2024
Send volume	$16,158	$11,464
We measure send volume to assess the scale of remittances sent by our customers. Our customers mostly send from the United States and Canada. Our customers and their recipients are located in over 170 countries and territories across the globe; the largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased 41% to $16.2 billion for the three months ended March 31, 2025, compared to $11.5 billion for the three months ended March 31, 2024, driven by the increase in active customers.
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
Attracting New Customers
Our continued ability to attract new customers is a key driver for our long-term growth. We continue to expand our customer base by launching new send and receive corridors, by continuing to innovate on existing and new products, and by providing the most trusted financial services for customers with cross-border financial needs. We plan to continue to acquire new customers through digital marketing channels and word-of-mouth referrals from existing customers, and by exploring new customer acquisition channels. Given the nature of our business, new customer acquisition marketing investments may negatively impact net income (loss) and Adjusted EBITDA in the quarter they are acquired, but are expected to favorably impact net income (loss) and Adjusted EBITDA in subsequent periods as many customers continue to send transactions in the periods after they are acquired.
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
Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including inflation, currency fluctuations, immigration and immigration policy, regulatory changes, trade and regulatory policies, including imposition of trade restrictions, taxes and tariffs, and any related market or economic uncertainty or slowdown, regional and global conflicts, global crises and natural disasters, unemployment, potential recession, and the rate of digital remittance adoption impact demand for our services and the options that we can offer. These factors evolve over time, and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, immigration policy, or international trade, and changes to digital adoption trends may shift the timing and volume of transactions, or the number of customers using our service. In addition, foreign currency movements impact our business in numerous ways. For example, as the U.S. dollar strengthens, we see customers in certain geographies taking advantage of the ability to get more local currency to their families and friends. We also believe the strength of the U.S. dollar and the strength of other developed country currencies versus emerging country currencies make it easier to acquire new customers in certain geographies. Conversely, expansion of our international business can negatively impact our condensed consolidated results when these currencies weaken against the U.S. dollar. As we grow, we are becoming more diversified across geographies and currencies, which can help mitigate some localized geopolitical risks and macroeconomic trends. As foreign currency can have a significant impact on our business, we strive to maintain a diversified cash balance portfolio and frequently assess for foreign currency cash concentrations. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more comprehensive description of current business concentrations.
We continue to assess the impact of developments in foreign trade policy, including taxes and tariffs, and global market conditions. While the imposition of tariffs have not had a significant impact on our business historically, we recognize there is a potential for indirect effects, particularly from foreign exchange volatility to which we are exposed due to the global nature of our cross-border payment operations. We maintain a balanced portfolio of currency and manage foreign exchange risk through various operational measures. While foreign exchange fluctuations may impact certain areas of our business, our proactive risk management is designed to help mitigate potential impacts. Refer to our discussion of foreign currency exchange rate risk included in Part I, Item 3 of this Quarterly Report on Form 10-Q for further details.
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

Results of Operations
Comparison of the three months ended March 31, 2025 and 2024
The following table sets forth our results of operations together with the dollar and percentage change for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	Amount	Percent
Revenue	$361,624	$269,118	$92,506	34%
Costs and expenses
Transaction expenses	121,393	89,881	31,512	35%
Customer support and operations	22,573	20,119	2,454	12%
Marketing	73,349	68,014	5,335	8%
Technology and development	73,851	63,206	10,645	17%
General and administrative	52,829	44,173	8,656	20%
Depreciation and amortization	5,396	3,678	1,718	47%
Total costs and expenses	349,391	289,071	60,320	21%
Income (loss) from operations	12,233	(19,953)	32,186	nm
Interest income	1,787	2,226	(439)	(20)%
Interest expense	(1,299)	(769)	(530)	69%
Other income (expense), net	2,221	(1,586)	3,807	nm
Income (loss) before provision for income taxes	14,942	(20,082)	35,024	nm
Provision for income taxes	3,590	998	2,592	260%
Net income (loss)	$11,352	$(21,080)	$32,432	nm
__________
nm = not meaningful
The following discussion and analysis is for the three months ended March 31, 2025, compared to the same period in 2024.
Revenue
Revenue increased $92.5 million, or 34%, to $361.6 million for the three months ended March 31, 2025, compared to $269.1 million for the three months ended March 31, 2024. This increase was primarily driven by a 29% increase in active customers period over period, continued strength in the retention of existing customers, favorable customer behavior based on foreign currency movement, and a continued mix shift trending towards digital disbursements. Revenue derived from each transaction varies based on a number of attributes, including the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was disbursed, the disbursement method chosen by the customer, and the country to which the funds were transferred.
As a reflection of this growth, send volume increased 41% to $16.2 billion for the three months ended March 31, 2025, as compared to $11.5 billion for the three months ended March 31, 2024.
Transaction Expenses
Transaction expenses increased $31.5 million, or 35%, to $121.4 million for the three months ended March 31, 2025, compared to $89.9 million for the three months ended March 31, 2024. The increase was primarily due to an $24.2 million, or 33%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, and a $6.3 million increase in our provision for transaction losses.
As a percentage of revenue, transaction expenses increased to 34% for the three months ended March 31, 2025, from 33% for the three months ended March 31, 2024.
Customer Support and Operations Expenses
Customer support and operations expenses increased $2.5 million, or 12%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily driven by a $2.2 million increase in personnel-related costs compared to the three months ended March 31, 2024.
As a percentage of revenue, customer support and operations expenses decreased to 6% for the three months ended March 31, 2025, from 7% for the three months ended March 31, 2024. The decrease was primarily due to process improvements and automation across customer support headcount at internal and third-party customer support sites.

Marketing Expenses
Marketing expenses increased $5.3 million, or 8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an increase of $1.7 million in advertising expense and other targeted marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. In addition, the increase was driven by a $1.9 million increase in personnel-related costs compared to the three months ended March 31, 2024.
As a percentage of revenue, marketing expenses decreased to 20% for the three months ended March 31, 2025, from 25% for the three months ended March 31, 2024, as we benefited from efficiencies in digital and brand marketing.
Technology and Development Expenses
Technology and development expenses increased $10.6 million, or 17% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was driven by $8.0 million in personnel-related expenses, net of personnel-related expenses capitalized as internal-use software. The increase in technology and development expense was also driven by an $1.5 million increase in software costs for cloud services to support incremental transaction volume.
As a percentage of revenue, technology and development expenses decreased to 20% for the three months ended March 31, 2025, from 23% for the three months ended March 31, 2024, as we benefited from increasing efficiencies.
General and Administrative Expenses
General and administrative expenses increased $8.7 million, or 20%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase included a $3.0 million increase in personnel-related expenses. The increase in general and administrative expenses was also driven by $1.0 million of charitable contributions related to our quarterly Pledge 1%, historically performed annually.
As a percentage of revenue, general and administrative expenses decreased to 15% for the three months ended March 31, 2025, from 16% for the three months ended March 31, 2024, as we continue to leverage efficiencies in our general and administrative functions.
Depreciation and Amortization
Depreciation and amortization increased $1.7 million, or 47%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase is primarily driven by an increase in amortization of intangibles and internal-use software.
Interest Income
Interest income decreased $0.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease is primarily due to a decrease in average invested balances throughout the quarter.
Interest Expense
Interest expense increased by $0.5 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to draws on the 2021 Revolving Credit Facility.
Other Income (Expense), Net
Other income (expense), net is primarily driven by unrealized gains and losses on foreign exchange remeasurements of certain foreign currency denominated monetary assets and liabilities.
Provision for Income Taxes
The provision for income taxes increased by $2.6 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase is primarily due to increases in taxable income in the United States and in certain foreign jurisdictions.
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
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net income (loss). Adjusted EBITDA is calculated as net income (loss) adjusted by (i) interest (income) expense, net; (ii) provision for income taxes; (iii) noncash charges of depreciation and amortization; (iv) other income (expense), net; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment; (vi) noncash stock-based compensation expense, net; (vii) payroll taxes related to stock-based compensation expense, net and (viii) certain integration, restructuring, and other costs.

As previously announced on February 19, 2025, our non-GAAP financial measures have been updated to exclude the impact of payroll taxes related to stock-based compensation expense, net. We consider this adjustment to improve the usefulness of our non-GAAP financial measures in evaluating underlying operating performance by more completely reflecting the extent of stock-based compensation expense, net, and related impacts. This update has no effect on any of our previously reported GAAP results for any period. Non-GAAP financial measures for 2024 and 2023 have been recast to reflect this change, and the financial outlook guidance previously provided on February 19, 2025, was in accordance with this updated presentation. Refer to the press release furnished as Exhibit 99.1 of the Current Report on Form 8-K filed on May 7, 2025, for historical non-GAAP reconciliations, including reconciliations to the most directly comparable GAAP measures.
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
•Adjusted EBITDA does not reflect the changes in other income (expense), net, primarily driven by the effect of gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency;
•Adjusted EBITDA excludes noncash charges associated with the donation of our common stock in connection with our Pledge 1% commitment, which is recorded in general and administrative expenses;
•Adjusted EBITDA excludes stock-based compensation expense, net and payroll taxes related to stock-based compensation expense, net. These charges have recently been, and will continue to be for the foreseeable future, significant recurring expenses for our business as they are an important part of our compensation strategy, however, they are not directly linked to current period’s operational performance. Additionally, payroll taxes related to stock-based compensation expense, net are outside of our direct control;
•Adjusted EBITDA excludes certain transaction costs related to integration, restructuring, and other costs. The integration costs are primarily related to the Rewire acquisition and primarily include external legal, accounting, valuation, and due diligence costs, advisory and other professional services fees necessary to integrate acquired businesses, and the change in the fair value of the holdback liability as part of the acquisition of Rewire. The restructuring costs are primarily related to severance and other associated costs; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.
The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024(3)
Net income (loss)	$11,352	$(21,080)
Add:
Interest income, net	(488)	(1,457)
Provision for income taxes	3,590	998
Depreciation and amortization	5,396	3,678
Other (income) expense, net	(2,221)	1,569
Donation of common stock(1)	959	—
Stock-based compensation expense, net	35,792	34,088
Payroll taxes related to stock-based compensation expense, net	3,140	3,515
Integration, restructuring, and other costs(2)	908	1,468
Adjusted EBITDA	$58,428	$22,779
__________
(1) Refer to Note 10. Common Stock within the notes to the condensed consolidated financial statements for further detail on the donation of common stock.
(2) Integration, restructuring, and other costs for the three months ended March 31, 2025 consisted primarily of non-recurring termination benefits. Integration, restructuring, and other costs for the three months ended March 31, 2024 consisted primarily of $0.8 million in restructuring charges incurred, $0.5 million of non-recurring legal charges, and $0.2 million related to the change in the fair value of the holdback liability associated with the acquisition of Rewire (O.S.G.) Research and Development Ltd. (“Rewire”).
(3) As previously announced on February 19, 2025, our presentation of Adjusted EBITDA now excludes the impact of payroll taxes related to stock-based compensation expense, net. Prior period Adjusted EBITDA has been recast to reflect this change.

Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of March 31, 2025 and December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $493.9 million and $368.1 million, respectively, as well as funds available under the 2021 Revolving Credit Facility, which we entered into in September 2021. The 2021 Revolving Credit Facility was amended in December 2023 to increase the revolving commitments from $250.0 million (including a $60.0 million letter of credit sub-facility) to $325.0 million. We have historically financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads. In recent periods, we have supplemented those cash flows with borrowings on our 2021 Revolving Credit Facility, primarily to support customer transaction volumes during peak periods and weekends, which we expect to continue to do in the future. During the three months ended March 31, 2025 and 2024, the average term of outstanding borrowings under our 2021 Revolving Credit Facility was approximately four days. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the 2021 Revolving Credit Facility (including the letter of credit sub-facility). During the three months ended March 31, 2025, we cumulatively borrowed and repaid $1,059.0 million against this credit facility. As of March 31, 2025, we had no outstanding borrowings under the 2021 Revolving Credit Facility. As of March 31, 2025, we have unused borrowing capacity of $277.7 million.
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
The following table shows a summary of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$132,903	$(56,808)
Investing activities	(16,912)	(4,314)
Financing activities	7,071	26,121
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,728	(1,099)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$125,790	$(36,100)
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

For the three months ended March 31, 2025, net cash provided by operating activities was $132.9 million, which was primarily driven by timing impacts of current growth in our global network. Specifically, as a result of both growth and timing, we saw an increase in cash flow due to customer funds working capital changes of $54.5 million related to combined customer funds receivable, customer liabilities, disbursement prefunding, and trade settlement liability. In addition to these and other changes in working capital, the cash generated from operations reflects the $11.4 million net income for the period exclusive of the $42.1 million of noncash charges.
For the three months ended March 31, 2024, net cash used in operating activities was $56.8 million, which was primarily driven by an increase in overall growth in our global network of funding and disbursement partnerships, and an increase in volume of customer transactions. Specifically, as a result of both growth and timing, we saw an increase in disbursement prefunding of $6.2 million and customer funds receivable of $59.4 million, offset by an increase in customer liabilities of $14.7 million and accrued expenses and other liabilities, which is inclusive of our trade settlement liability, of $10.4 million, which were the key drivers for the unfavorable changes in our operating assets and liabilities of $73.7 million. This change in our operating assets and liabilities was also partially offset by cash generated from our operations, when excluding the $38.0 million of noncash charges included within the $21.1 million net loss for the period.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment and capitalization of internal-use software.
Net cash used in investing activities was $16.9 million for the three months ended March 31, 2025, an increase of $12.6 million, compared to net cash used in investing activities of $4.3 million for the three months ended March 31, 2024. This increase was primarily driven by an increase in purchases of property and equipment, and other of $13.0 million primarily related to purchases for our corporate headquarters for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Financing Activities
Cash provided by financing activities consists primarily of borrowings on our 2021 Revolving Credit Facility, proceeds from the exercise of stock options, and proceeds from the issuance of common stock in connection with the ESPP, offset by repayments of our 2021 Revolving Credit Facility borrowings.
Net cash provided by financing activities for the three months ended March 31, 2025 was $7.1 million, a decrease of $19.0 million, compared to net cash provided by financing activities for the three months ended March 31, 2024 of $26.1 million. The decrease was primarily driven by the decrease in proceeds from net borrowings on our 2021 Revolving Credit Facility of $20.0 million.
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
During the three months ended March 31, 2025, other than software, cloud infrastructure, marketing, compliance-tool related contracts, and leases entered into in the normal course of business, there were no other material changes to the contractual obligations and contingencies as disclosed in Note 16. Commitments and Contingencies and Note 18. Leases in the notes to the consolidated financial statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2024. For further discussion of commitments and contingencies, also refer to Note 14. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2025, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than 12 months, and are typically month-to-month in nature. As described in the notes to the consolidated financial statements in our Annual Report on Form 10-K, we elected not to record leases on our Condensed Consolidated Balance Sheets if the lease term is 12 months or less. For further information on our lease arrangements, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies and Estimates
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
There have been no material changes, other than as described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements to the critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

As of March 31, 2025 and December 31, 2024, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net income (loss) was generated, would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $19.5 million and $17.4 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of remittance transactions. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. At this time, we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk, however we may do so in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 31, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, operating results, reputation, future prospects, or the trading price of the Company’s stock. These are not the only risks facing the Company. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On March 11, 2025, Phillip Riese, a member of the Company’s board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Mr. Riese’s plan is for the sale of up to 60,000 shares of our common stock and terminates on the earlier of the date all the shares under the plan are sold and April 30, 2026.
On March 12, 2025, Saema Somalya, our Chief Legal and Corporate Affairs Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Ms. Somalya’s plan is for the sale of up to 191,347 shares of our common stock, the actual number of which may be less based on tax withholdings of RSUs, and terminates on the earlier of the date all the shares under the plan are sold and May 15, 2026.

Item 6. Exhibits

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Amended and Restated Bylaws		8-K	001-40822	3.1	March 20, 2024
3.3	Certificate of Change of Registered Agent	x
10.1	Transition Agreement, dated as of March 5, 2025, by and between the Registrant and Joshua Hug	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
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

Remitly Global, Inc.

Date:	May 7, 2025	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ Vikas Mehta
Vikas Mehta
Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2025	By:	/s/ Luke Tavis
Luke Tavis
Chief Accounting Officer
(Principal Accounting Officer)