Form 10-Q
period 2025-06-30
Remitly Global, Inc.
filed 2025-08-06
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-40822
Remitly Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	7372	83-2301143
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

401 Union Street,	Suite 1000	Seattle,	WA	98101
(Address of Principal Executive Offices)				(Zip Code)
(888) 736-4859
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	RELY	The Nasdaq Global Select Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, the registrant had 206,193,217 shares of common stock, $0.0001 par value per share, outstanding.

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
•    uncertainties regarding the impact of geopolitical and macroeconomic conditions, including currency fluctuations, inflation, regulatory changes (including as may be related to immigration, fiscal and tax policy, foreign trade, or foreign investment), regional and global conflicts or related government sanctions, or legislative or regulatory developments;
•    our ability to maintain the security and availability of our solutions;
•    our ability to maintain our money transmission licenses and other regulatory clearances or obtain new licenses and regulatory clearances;
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$515,896	$368,097
Disbursement prefunding	196,291	288,934
Customer funds receivable, net	257,394	193,965
Prepaid expenses and other current assets	67,450	46,518
Total current assets	1,037,031	897,514
Property and equipment, net	47,263	31,566
Operating lease right-of-use assets	12,865	13,002
Goodwill	54,940	54,940
Intangible assets, net	6,294	10,463
Other noncurrent assets, net	7,778	5,386
Total assets	$1,166,171	$1,012,871
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,860	$16,159
Customer liabilities	187,398	188,984
Short-term debt	2,669	2,468
Accrued expenses and other current liabilities	150,986	116,652
Operating lease liabilities	3,836	4,745
Total current liabilities	363,749	329,008
Operating lease liabilities, noncurrent	25,860	9,073
Other noncurrent liabilities	11,640	9,319
Total liabilities	401,249	347,400
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of both June 30, 2025 and December 31, 2024; 206,091,275 and 200,534,626 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	21	20
Additional paid-in capital	1,271,110	1,195,390
Accumulated other comprehensive income (loss)	4,184	(1,658)
Accumulated deficit	(510,393)	(528,281)
Total stockholders’ equity	764,922	665,471
Total liabilities and stockholders’ equity	$1,166,171	$1,012,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$411,852	$306,423	$773,476	$575,541
Costs and expenses
Transaction expenses(1)	143,756	107,780	265,149	197,661
Customer support and operations(1)	25,074	19,999	47,647	40,118
Marketing(1)	84,976	77,056	158,325	145,070
Technology and development(1)	77,496	67,554	151,347	130,760
General and administrative(1)	59,581	45,889	112,410	90,062
Depreciation and amortization	6,326	3,907	11,722	7,585
Total costs and expenses	397,209	322,185	746,600	611,256
Income (loss) from operations	14,643	(15,762)	26,876	(35,715)
Interest income	2,061	1,942	3,848	4,168
Interest expense	(1,650)	(745)	(2,949)	(1,514)
Other (expense) income, net	(6,940)	5,764	(4,719)	4,178
Income (loss) before provision for income taxes	8,114	(8,801)	23,056	(28,883)
Provision for income taxes	1,578	3,290	5,168	4,288
Net income (loss)	$6,536	$(12,091)	$17,888	$(33,171)
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.06)	$0.09	$(0.17)
Diluted	$0.03	$(0.06)	$0.08	$(0.17)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	204,693,035	193,452,628	203,226,963	191,650,713
Diluted	218,977,561	193,452,628	218,704,338	191,650,713
__________________
(1) Exclusive of depreciation and amortization, shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$6,536	$(12,091)	$17,888	$(33,171)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,109	(97)	5,842	(739)
Comprehensive income (loss)	$10,645	$(12,188)	$23,730	$(33,910)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2025
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	200,534,626	$20	$1,195,390	$(1,658)	$(528,281)	$665,471
Issuance of common stock in connection with ESPP	497,130	—	5,768	—	—	5,768
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,792,726	—	2,392	—	—	2,392
Donation of common stock	45,490	—	959	—	—	959
Taxes paid related to net shares settlement of equity awards	(44,052)	—	(1,089)	—	—	(1,089)
Stock-based compensation expense	—	—	36,890	—	—	36,890
Other comprehensive income	—	—	—	1,733	—	1,733
Net income	—	—	—	—	11,352	11,352
Balance as of March 31, 2025	203,825,920	$20	$1,240,310	$75	$(516,929)	$723,476
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,738,866	1	2,186	—	—	2,187
Donation of common stock	45,490	—	907	—	—	907
Taxes paid related to net shares settlement of equity awards	(519,001)	—	(11,589)	—	—	(11,589)
Stock-based compensation expense	—	—	39,296	—	—	39,296
Other comprehensive income	—	—	—	4,109	—	4,109
Net income	—	—	—	—	6,536	6,536
Balance as of June 30, 2025	206,091,275	$21	$1,271,110	$4,184	$(510,393)	$764,922
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

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$17,888	$(33,171)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,722	7,585
Stock-based compensation expense, net	73,858	71,245
Donation of common stock	1,866	—
Other	479	195
Changes in operating assets and liabilities:
Disbursement prefunding	92,643	45,138
Customer funds receivable	(55,878)	(82,079)
Prepaid expenses and other assets	(19,614)	(7,237)
Operating lease right-of-use assets	3,700	2,895
Accounts payable	4,443	(14,041)
Customer liabilities	(5,146)	(10,701)
Accrued expenses and other liabilities	35,840	15,621
Operating lease liabilities	12,293	(3,359)
Net cash provided by (used in) operating activities	174,094	(7,909)
Cash flows from investing activities
Purchases of property and equipment, and other	(26,553)	(2,076)
Capitalized internal-use software costs	(6,012)	(6,494)
Net cash used in investing activities	(32,565)	(8,570)
Cash flows from financing activities
Proceeds from exercise of stock options	4,578	4,194
Proceeds from issuance of common stock in connection with ESPP	5,768	5,004
Proceeds from revolving credit facility borrowings	2,493,000	570,000
Repayments of revolving credit facility borrowings	(2,493,000)	(685,000)
Taxes paid related to net share settlement of equity awards	(11,617)	(2,568)
Cash paid for settlement of amounts previously held back for acquisition consideration	—	(10,261)
Payment of debt issuance costs	(2,628)	—
Net cash used in financing activities	(3,899)	(118,631)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	10,182	(1,229)
Net increase (decrease) in cash, cash equivalents, and restricted cash	147,812	(136,339)
Cash, cash equivalents, and restricted cash at beginning of period	369,817	325,029
Cash, cash equivalents, and restricted cash at end of period	$517,629	$188,690
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$515,896	$185,187
Restricted cash included in prepaid expenses and other current assets	664	2,693
Restricted cash included in other noncurrent assets, net	1,069	810
Total cash, cash equivalents, and restricted cash	$517,629	$188,690
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.
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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced material losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the three and six months ended June 30, 2025 and 2024.
For the three and six months ended June 30, 2025 and 2024, no individual customer represented 10% or more of total revenues or customer funds receivable.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the six months ended June 30, 2025.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $64.5 million and $56.8 million during the three months ended June 30, 2025 and 2024, respectively. Advertising expenses totaled $118.1 million and $108.5 million during the six months ended June 30, 2025 and 2024, respectively.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
None.
Accounting Pronouncements Not Yet Adopted
There have been no changes to the Company’s new accounting pronouncements not yet adopted as discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table presents the Company’s sales incentives for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Reduction to revenue	$11,348	$9,051	$21,111	$17,829
Marketing expenses(1)	6,281	5,023	10,733	11,642
Total sales incentives	$17,629	$14,074	$31,844	$29,471
__________________
(1) Sales incentives that are charged to marketing expenses are included in Advertising expenses as disclosed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location for the three and six months ended June 30, 2025 and 2024, attributed to the country in which the sending customer is located:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$272,427	$201,884	$509,727	$377,277
Canada	41,858	34,710	80,504	67,659
Rest of world	97,567	69,829	183,245	130,605
Total revenue	$411,852	$306,423	$773,476	$575,541
4.    Prepaid Expenses & Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Prepaid expenses	$25,028	$22,529
Tenant improvement allowance and other receivables	19,405	4,128
Payment card receivable	13,722	11,677
Tax receivable	3,419	3,250
Prepaid compensation arrangements	2,254	2,099
Restricted cash	664	658
Other prepaid expenses and other current assets	2,958	2,177
Prepaid expenses and other current assets	$67,450	$46,518

5.    Property and Equipment
Property and equipment, net consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in thousands)	2025	2024
Capitalized internal-use software	$47,967	$39,627
Computer and office equipment	10,815	8,440
Furniture and fixtures	5,001	2,853
Leasehold improvements	20,683	8,720
Projects in process	999	7,672
Total gross property and equipment	85,465	67,312
Less: Accumulated depreciation and amortization	(38,202)	(35,746)
Property and equipment, net	$47,263	$31,566
Depreciation and amortization expense related to property and equipment was $4.2 million and $2.7 million for the three months ended June 30, 2025 and 2024, respectively.
Depreciation and amortization expense related to property and equipment was $7.6 million and $5.2 million for the six months ended June 30, 2025 and 2024, respectively.
During the six months ended June 30, 2025, the Company disposed of fully depreciated property and equipment assets with an accumulated depreciation amount of $5.1 million.
Capitalized Internal-Use Software Costs
The following table presents the Company’s capitalized internal-use software, including amortization expense recognized, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total capitalized internal-use software costs(1)	$4,293	$4,406	$8,340	$9,262
Stock-based compensation costs capitalized to internal-use software	1,230	1,281	2,328	2,768
Amortization expense(2)	2,871	1,845	5,277	3,494
__________
(1) Amounts are inclusive of stock-based compensation costs capitalized to internal-use software as denoted within the table.
(2) Amounts are included within ‘Depreciation and amortization’ within the Condensed Consolidated Statements of Operations.
The following table presents the Company’s long-lived assets based on geography, which consist of property and equipment, net and operating lease right-of-use assets as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in thousands)	2025	2024
United States	$45,373	$30,141
Israel	3,423	4,245
Rest of world	11,332	10,182
Total long-lived assets	$60,128	$44,568

6.    Intangible Assets
The components of identifiable intangible assets as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025				December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(833)	$167	0.5	$1,000	$(667)	$333	1.0
Customer relationships	8,500	(5,313)	3,187	1.5	8,500	(4,250)	4,250	2.0
Developed technology	12,000	(9,060)	2,940	0.5	12,000	(6,120)	5,880	1.0
Total	$21,500	$(15,206)	$6,294		$21,500	$(11,037)	$10,463
The acquired identified intangible assets have estimated useful lives ranging from three to four years. Amortization expense for intangible assets was $2.1 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense for intangible assets was $4.2 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively.
Expected future intangible asset amortization as of June 30, 2025 was as follows:

(in thousands)	Amount
Remainder of 2025	$4,169
2026	2,125
Total	$6,294
7.    Fair Value Measurements
There were no financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.
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
8.    Debt
Secured Revolving Credit Facility
2025 Revolving Credit Facility
In June 2025, Remitly Global, Inc. and Remitly, Inc., a wholly-owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “2025 Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent. The 2025 Revolving Credit Facility has a revolving commitment of $550.0 million (including a $200.0 million letter of credit sub-facility). The 2025 Revolving Credit Facility replaced the existing 2021 Revolving Credit Facility which is further discussed below. Proceeds under the 2025 Revolving Credit Facility are primarily to support prefunding of customer flows within the Company’s global remittance business and also for general corporate purposes. As part of the new credit agreement, the Company capitalized $3.1 million of new debt issuance costs within ‘Other noncurrent assets, net’ on the Consolidated Balance Sheets, and will be amortized to interest expense over the term of the 2025 Revolving Credit Facility.
The 2025 Revolving Credit Facility permits borrowings in the form of (a) alternate base rate loans, (b) term benchmark loans, and (c) swingline loans and has a maturity date of June 24, 2030. Borrowings under the 2025 Revolving Credit Facility accrue interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the 2025 Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the New York Federal Reserve Bank Rate in effect on such day plus 0.50% and (c) the Term SOFR Rate for an interest period of one month plus 1.00% (subject to a floor of 1.00%) plus 0.50% per annum) or (2) the Term SOFR Rate (subject to a floor of 0.00%) plus 1.50% per annum. Such interest is payable (a) with respect to loans bearing interest based on the Alternate Base Rate, the last day of each March, June, September, and December, (b) with respect to any term benchmark loan, at the end of each applicable interest period, but in no event less frequently than three months, and (c) with respect to any swingline loan, the day the loan is required to be repaid. In addition, an unused commitment fee, which accrues at a rate per annum equal to 0.25% of the unused portion of the revolving commitments, is payable on the fifteenth business day of each January, April, July, and October.

The 2025 Revolving Credit Facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the ability to dispose of certain assets, merge with other entities, incur certain indebtedness, grant liens, pay dividends or make other distributions to holders of the Company’s capital stock, make investments, enter into restrictive agreements, or engage in certain transactions with affiliates. As of June 30, 2025, financial covenants in the 2025 Revolving Credit Facility include a requirement to maintain a net leverage ratio of no greater than 4.50:1.00, which is tested quarterly. The Company was in compliance with all financial covenants under the 2025 Revolving Credit Facility as of June 30, 2025.
The obligations under the 2025 Revolving Credit Facility are guaranteed by the material domestic subsidiaries of Remitly Global, Inc., subject to customary exceptions, and are secured by substantially all of the assets of the borrowers and guarantors thereunder, subject to customary exceptions. Amounts of borrowings under the 2025 Revolving Credit Facility may fluctuate depending on transaction volumes and seasonality.
As of June 30, 2025, the Company had no outstanding borrowings under the 2025 Revolving Credit Facility. As of June 30, 2025, the Company had unused borrowing capacity of $497.2 million under the 2025 Revolving Credit Facility. As of June 30, 2025, the Company had $53.4 million in issued, but undrawn, standby letters of credit.
2021 Revolving Credit Facility
On September 13, 2021, Remitly Global, Inc. and Remitly, Inc., a wholly-owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “2021 Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent. The 2021 Revolving Credit Facility, as amended in and prior to December 2023, had a revolving commitment of $325.0 million (including a $60.0 million letter of credit sub-facility). In connection with the 2025 Revolving Credit Facility, all obligations under the 2021 Revolving Credit Facility were paid in full and the agreement was terminated.
The 2021 Revolving Credit Facility had a maturity date of September 13, 2026. Borrowings under the 2021 Revolving Credit Facility, as amended, accrued interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the 2021 Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the NYFRB Rate in effect for such day plus 0.50%, and (c) the Adjusted Term SOFR Rate for an interest period of one month plus 1.00% (subject to a floor of 1.00%) plus 0.50% per annum) or (2) the Adjusted Term SOFR Rate (subject to a floor of 0.00%) plus 1.50% per annum.
The 2021 Revolving Credit Facility contained customary conditions to borrowing, events of default, and covenants, including covenants that restricted the ability to dispose of assets, merge with other entities, incur indebtedness, grant liens, pay dividends or make other distributions to holders of its capital stock, make investments, enter into restrictive agreements, or engage in transactions with affiliates. As of December 31, 2024, financial covenants in the 2021 Revolving Credit Facility included (1) a requirement to maintain a minimum Adjusted Quick Ratio of 1.50:1.00, which is tested quarterly and (2) a requirement to maintain a minimum Liquidity of $100.0 million, which is tested quarterly. The Company was in compliance with all financial covenants under the 2021 Revolving Credit Facility as of December 31, 2024.
The obligations under the 2021 Revolving Credit Facility were guaranteed by the material domestic subsidiaries of Remitly Global, Inc., subject to customary exceptions, and were secured by substantially all of the assets of the borrowers and guarantors thereunder, subject to customary exceptions. Amounts of borrowings under the 2021 Revolving Credit Facility fluctuated depending on transaction volumes and seasonality.
As of December 31, 2024, the Company had no outstanding borrowings under the 2021 Revolving Credit Facility. As of December 31, 2024, the Company had unused borrowing capacity of $277.3 million under the 2021 Revolving Credit Facility. As of December 31, 2024, the Company had $48.2 million, in issued, but undrawn, standby letters of credit.

9.    Net Income (Loss) Per Common Share
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated. Basic net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding including the dilutive effect of all potential shares of common stock as determined under the treasury stock method. Dilutive common shares primarily include outstanding stock options, unvested RSUs, and Employee Stock Purchase Plan (“ESPP”) related shares. In periods when the Company reported a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$6,536	$(12,091)	$17,888	$(33,171)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	204,693,035	193,452,628	203,226,963	191,650,713
Effect of dilutive securities	14,284,526	—	15,477,375	—
Diluted	218,977,561	193,452,628	218,704,338	191,650,713
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.06)	$0.09	$(0.17)
Diluted	$0.03	$(0.06)	$0.08	$(0.17)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options outstanding	1,250	9,406,325	1,250	9,406,325
RSUs outstanding	1,443,143	25,198,287	1,443,143	25,198,287
ESPP	378,790	1,128,472	378,790	1,128,472
Unvested common stock, subject to service-based vesting conditions, issued in connection with acquisition	—	52,040	—	52,040
Total	1,823,183	35,785,124	1,823,183	35,785,124
10.    Common Stock
As of June 30, 2025, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the six months ended June 30, 2025 and 2024.
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
The Company donated 45,490 shares of its common stock to Remitly Philanthropy Fund on both March 7, 2025 and June 12, 2025, pursuant to the stock donation agreement, and in connection with the Pledge 1% commitment, which publicly acknowledges the Company’s intent to give back and increase social impact, in order to sustainably fund a portion of its corporate social responsibility goals and further its mission to expand financial inclusion for immigrants. Historically, these contributions were performed annually. In the three and six months ended June 30, 2025, quarterly donations were completed in an amount equal to a quarter of the annual share contribution. For the three and six months ended June 30, 2025, the Company recorded a charge of $0.9 million and $1.9 million, respectively, to ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations based on the closing price of its common stock as reported on the Nasdaq Global Select Market (the “NASDAQ”) on March 7, 2025, and June 12, 2025, respectively. There were no donations completed during the three and six months ended June 30, 2024.

11.    Stock-Based Compensation
Shares Available for Issuance
As of June 30, 2025, 17,676,055 and 8,429,925 awards remain available for issuance under the 2021 Plan and the ESPP, respectively.
Stock Options
The following is a summary of the Company’s stock option activity during the six months ended June 30, 2025:

	Stock Options
(in thousands, except share and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balances as of January 1, 2025	8,240,251	$4.58	4.78	$148,247
Exercised	(1,365,728)	3.34		25,521
Forfeited	(11,190)	7.53
Balances as of June 30, 2025	6,863,333	4.82	4.46	95,730
Vested and exercisable as of June 30, 2025	6,862,831	4.82	4.46	95,728
Vested and expected to vest as of June 30, 2025	6,863,333	$4.82	4.46	$95,730
_________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the six months ended June 30, 2025 and 2024.
The following is a summary of the Company’s stock option activity during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Aggregate grant-date fair value of options vested	$4,044	$6,293
Intrinsic value of options exercised	25,521	19,265
Restricted Stock Units
Restricted stock unit activity during the six months ended June 30, 2025 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2025	23,886,131	$15.81
Granted	6,324,001	20.95
Vested	(4,165,864)	15.01
Cancelled/forfeited	(1,902,346)	15.97
Unvested at June 30, 2025	24,141,922	$17.28
The following is a summary of the Company’s restricted stock unit activity during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands, except per share data)	2025	2024
Weighted-average grant date fair value of RSUs granted	$20.95	$17.27
Aggregate grant-date fair value of RSUs vested	62,530	67,205
Employee Stock Purchase Plan (“ESPP”)
A new 24-month ESPP offering period commenced on March 1, 2025, and a new 12-month ESPP offering period will commence on September 1, 2025. The ESPP includes a rollover feature for the purchase price if the Company's stock price at the end of the purchase period is less than the Company's stock price on the first day of the offering. If this rollover feature is triggered, a new offering period begins. This feature under the ESPP was triggered on February 29, 2024, resulting in incremental stock-based compensation expense of $1.7 million to be recognized over the new offering periods.

The fair value of the ESPP offerings, including those described above, were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant date fair value inputs for new offerings which commenced during the six months ended June 30, 2025 and 2024, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

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
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, and ESPP, included within the Condensed Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 5. Property and Equipment, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Customer support and operations	$453	$259	$709	$612
Marketing	4,747	4,521	8,874	8,500
Technology and development	21,873	20,354	43,110	39,981
General and administrative	10,993	12,023	21,165	22,152
Total	$38,066	$37,157	$73,858	$71,245
As of June 30, 2025, the total unamortized compensation cost related to all non-vested equity awards, including options and RSUs, was $338.0 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.6 years. As of June 30, 2025, the total unrecognized compensation expense related to the ESPP was $8.1 million, which is expected to be amortized over the next 1.7 years.
12.    Restructuring Initiatives
The Company had no material restructuring initiatives for the three and six months ended June 30, 2025.
In the six months ended June 30, 2024, as a result of simplifying and scaling certain processes, functions, and team capabilities, the Company continued restructuring initiatives that commenced within the three months ended September 30, 2023 in order to better serve the Company's customers and allow the Company to centralize, transform, and automate global operations. The Company incurred no charges and $0.8 million for the three and six months ended June 30, 2024, respectively, related to these initiatives. Restructuring costs incurred primarily included severance and certain other associated costs. These specific restructuring initiatives were complete as of June 30, 2024.
The following table presents the restructuring costs included within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2024:

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
The Company’s effective tax rates on pre-tax income were 19.4% and (37.4)% for the three months ended June 30, 2025 and 2024, respectively, and 22.4% and (14.8)% for the six months ended June 30, 2025 and 2024, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21.0% in both periods was primarily the result of foreign income taxed at different rates, changes in the U.S. valuation allowance, non-deductible stock-based compensation, and recognition of a discrete income tax benefit, primarily driven by excess stock-based compensation deductions.
The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of June 30, 2025, tax years 2012 through 2024 remain open for examination by taxing authorities.
14.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s amended and restated certificate of incorporation and amended and restated bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of June 30, 2025 and December 31, 2024.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. As of June 30, 2025, the Company was involved in certain intellectual property and trademark disputes in certain jurisdictions; any potential loss related to those disputes cannot currently be reasonably estimated and any impact is expected to be immaterial.
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies as of June 30, 2025 and December 31, 2024.
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
In July 2025, the Company entered into a five-year cloud infrastructure arrangement in an amount of $134.5 million, increasing the total future minimum payments under non-cancellable purchase commitments from the amounts disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Leases Commenced in Current Period
During the three months ended June 30, 2025, the Company entered into lease agreements for its corporate facilities with terms of one to seven years and contractual lease commitments of $12.6 million. Leasehold improvements within certain of the facilities will be constructed under the Company’s direction, and the Company will be entitled to an allowance for a substantial portion of the improvements.

Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$4,612	$3,388	$3,585	$3,359
Provisions for transaction losses	28,016	16,292	45,922	27,660
Losses incurred, net of recoveries	(26,447)	(15,996)	(43,326)	(27,335)
Ending balance	$6,181	$3,684	$6,181	$3,684
15.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Trade settlement liability(1)	$56,365	$33,946
Accrued transaction expense	25,919	21,949
Accrued marketing expense	17,921	19,258
Accrued salary, benefits, and related taxes	17,194	11,704
Reserve for transaction losses	6,181	3,585
Accrued taxes and taxes payable	6,070	5,888
ESPP employee contributions	4,691	4,043
Accrued property and equipment purchases	883	2,755
Other accrued expenses	15,762	13,524
Total	$150,986	$116,652
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
16.    Supplemental Cash Flow Information
The supplemental disclosures of cash flow information consisted of the following:

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$3,523	$1,269
Cash paid for income taxes, net of refunds	2,050	3,239
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3,290	$5,310
Vesting of early exercised options	—	48
Stock-based compensation expense capitalized to internal-use software	2,328	2,768
Settlement of equity amounts previously held back for acquisition consideration	—	2,783
Unpaid property and equipment purchases in accounts payable and accrued expenses and other current liabilities	1,301	142
Unpaid taxes related to net share settlement of equity awards in accrued expenses and other current liabilities	1,061	—

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
The following table reconciles the significant segment expenses regularly provided to the Company’s CODM for the three and six months ended June 30, 2025 and 2024, to the primary measure of segment profitability, net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$411,852	$306,423	$773,476	$575,541
Significant segment expenses:
Transaction expenses	(143,756)	(107,780)	(265,149)	(197,661)
Customer support and operations, excluding stock-based compensation expense(1)	(24,621)	(19,740)	(46,938)	(39,506)
Marketing, excluding stock-based compensation expense and advertising expense(1)(2)	(15,685)	(15,703)	(31,398)	(28,039)
Technology and development, excluding stock-based compensation expense(1)	(55,623)	(47,200)	(108,237)	(90,779)
General and administrative, excluding stock-based compensation expense(1)	(48,588)	(33,866)	(91,245)	(67,910)
Advertising expense	(64,544)	(56,832)	(118,053)	(108,531)
Stock-based compensation expense, net	(38,066)	(37,157)	(73,858)	(71,245)
Other segment disclosures:
Depreciation and amortization	(6,326)	(3,907)	(11,722)	(7,585)
Interest income	2,061	1,942	3,848	4,168
Interest expense	(1,650)	(745)	(2,949)	(1,514)
Provision for income taxes	(1,578)	(3,290)	(5,168)	(4,288)
Other segment income (expense), net(3)	(6,940)	5,764	(4,719)	4,178
Net income (loss)	$6,536	$(12,091)	$17,888	$(33,171)
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
There were no unusual items or other significant noncash items for the three and six months ended June 30, 2025 and 2024.

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
To deliver on our brand promise, we have a differentiated approach that aligns with the specific needs and interests of our customers who are sending money across borders and solves the problems they often face. There are four core elements to our differentiated approach:
•Mobile First. Our mobile app for cross-border remittances provides an easy-to-use, end-to-end process with a simple and reliable user experience that delivers peace of mind. In just a few minutes, customers are able to set up and send money for the first time with Remitly, and repeat transactions are easier with just a few taps. Our users can also track the status of their transactions as they are processed, and we provide a reliability promise to customers which is underpinned by our sophisticated risk models, high-quality network, and empathetic customer service. This mobile-first experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty. Our services are highly non-discretionary for many of our customers which results in high revenue visibility throughout economic cycles. As of June 30, 2025, our Remitly app had a 4.9 iOS App Store rating with over 3.6 million reviewers and a 4.8 Android Google Play rating with over 1.1 million reviewers. App rating is based on all countries or regions and the rating may vary based on user location and device type.
•Global Presence and High-Quality Money Movement Network. Our global network of funding and disbursement partnerships enables us to complete money transfers efficiently in over 5,200 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. As a result of the quality of our network and the foundational investments we have made, in general, every new send country we add results in a significant number of new corridors, as we are able to quickly connect send countries with receive countries, allowing us to continue to scale rapidly. Our significant global presence and direct integration strategy allows us to negotiate favorable terms with both funding and disbursement partners while providing a great end-to-end customer experience including rapid and reliable transfers.
We provide broad and high-quality disbursement options to our customers allowing them to choose the method that is most convenient for their family and friends to receive funds. We have partner relationships with global banks, aggregators, and leading payment providers to give our customers an array of payment (or pay-in) options, including with a bank account, card-based payments, and alternative payment methods.
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
•Highly Attractive Unit Economics. Our data-driven approach to optimizing customer lifetime value combined with a localized and scalable marketing solution allows us to acquire new customers at highly attractive unit economics. As we continue to improve customer lifetime value through product enhancements and improvements to variable operating costs, we can optimize marketing spend to drive both growth and efficiency with a focus on maintaining strong unit economics. We believe that our expertise in localizing our marketing, products, and customer support at scale is a key differentiator and enables us to provide customers with a personalized experience that drives peace of mind while also delivering high returns on marketing and product investments.

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
Active Customers

	Three Months Ended June 30,
(in thousands)	2025	2024
Active customers	8,511	6,851
We believe that the number of our active customers is an important indicator of customer engagement, customer retention, and the overall growth of our business.
Active customers increased to approximately 8.5 million, or 24% growth, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily due to an increase in the number of new customers, driven by investments in our mobile app and efficient marketing spend, our focus on customer experience and how we serve our customers, expansion of our global disbursement network, and the continued diversification across both send and receive countries. While we continue to see strong results in our largest existing receive countries (India, Mexico, and the Philippines), our successful diversification of our corridor portfolio across both send and receive countries has contributed to new customer growth.

Send Volume

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Send volume	$18,477	$13,241	$34,635	$24,705
We measure send volume to assess the scale of remittances sent using our service. Our customers mostly send from the United States, Canada, the United Kingdom, and other countries in Europe. Our customers and their recipients are located in over 170 countries and territories across the globe; the largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased 40% to $18.5 billion for the three months ended June 30, 2025, compared to $13.2 billion for the three months ended June 30, 2024, driven by the increase in active customers.
Send volume increased 40%, to $34.6 billion for the six months ended June 30, 2025, compared to $24.7 billion for the six months ended June 30, 2024, driven by the increase in active customers.
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
In addition, evolving regulatory developments may influence customer behavior and transaction volumes. One such development is the U.S. budget reconciliation bill (H.R. 1), also known as the One Big Beautiful Bill Act (the “OBBBA”), that was signed into law on July 4, 2025. The OBBBA generally imposes a tax on outbound, non-digital remittances from the United States to recipients abroad. While regulatory developments, like the OBBBA, may impact certain areas of our business, our business has remained resilient through various macroeconomic, political, and regulatory cycles over the past decade. We will continue to evaluate the impact the new legislation will have on our condensed consolidated financial statements, but at this time, we do not expect that the remittance tax included in the OBBBA will have a material impact on our business.

The OBBBA also enacts U.S. corporate income tax reform, certain aspects of which apply to our business beginning in the current year. The Company is evaluating the impact that the new legislation will have on its condensed consolidated financial statements, but does not expect a significant impact, inclusive of the effect of the valuation allowance on U.S. deferred tax assets.
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
Costs and Expenses
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses, and fees paid to payment processors for funding transactions. Transaction expenses also include chargebacks, fraud prevention, fraud management tools, and compliance tools. We establish reserves for transaction losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Over the long term, we expect to continue to benefit from improvements in our proprietary fraud models, although we expect some variability in transaction expense from quarter to quarter.
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
Results of Operations
Comparison of the three and six months ended June 30, 2025 and 2024
The following table sets forth our results of operations together with the dollar and percentage change for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Revenue	$411,852	$306,423	$105,429	34%	$773,476	$575,541	$197,935	34%
Costs and expenses
Transaction expenses	143,756	107,780	35,976	33%	265,149	197,661	67,488	34%
Customer support and operations	25,074	19,999	5,075	25%	47,647	40,118	7,529	19%
Marketing	84,976	77,056	7,920	10%	158,325	145,070	13,255	9%
Technology and development	77,496	67,554	9,942	15%	151,347	130,760	20,587	16%
General and administrative	59,581	45,889	13,692	30%	112,410	90,062	22,348	25%
Depreciation and amortization	6,326	3,907	2,419	62%	11,722	7,585	4,137	55%
Total costs and expenses	397,209	322,185	75,024	23%	746,600	611,256	135,344	22%
Income (loss) from operations	14,643	(15,762)	30,405	nm	26,876	(35,715)	62,591	nm
Interest income	2,061	1,942	119	6%	3,848	4,168	(320)	(8)%
Interest expense	(1,650)	(745)	(905)	121%	(2,949)	(1,514)	(1,435)	95%
Other (expense) income, net	(6,940)	5,764	(12,704)	nm	(4,719)	4,178	(8,897)	nm
Income (loss) before provision for income taxes	8,114	(8,801)	16,915	nm	23,056	(28,883)	51,939	nm
Provision for income taxes	1,578	3,290	(1,712)	(52)%	5,168	4,288	880	21%
Net income (loss)	$6,536	$(12,091)	$18,627	nm	$17,888	$(33,171)	$51,059	nm
__________
nm = not meaningful
The following discussion and analysis is for the three and six months ended June 30, 2025, compared to the same period in 2024.

Revenue
Revenue increased 34%, or $105.4 million, and 34%, or $197.9 million, for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024. The increase was primarily driven by a 24% increase in active customers period over period, continued strength in the retention of existing customers, favorable customer behavior based on foreign currency movement, and a continued mix shift trending towards digital disbursements. Revenue derived from each transaction varies based on a number of attributes, including the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was purchased, the disbursement method chosen by the customer, and the country to which the funds were transferred.
As a reflection of this growth, send volume increased 40% to $18.5 billion and $34.6 billion for the three and six months ended June 30, 2025, as compared to $13.2 billion and $24.7 billion for the three and six months ended June 30, 2024, respectively.
Transaction Expenses
Transaction expenses increased $36.0 million, or 33%, to $143.8 million for the three months ended June 30, 2025, compared to $107.8 million for the three months ended June 30, 2024. The increase was primarily due to a $22.3 million, or 26%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, and an $11.3 million increase in our provision for transaction and other losses.
Transaction expenses increased $67.5 million, or 34%, to $265.1 million for the six months ended June 30, 2025, compared to $197.7 million for the six months ended June 30, 2024. The increase was primarily due to a $46.5 million, or 29%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, and a $17.6 million increase in our provision for transaction and other losses.
As a percentage of revenue, transaction expenses remained flat at 35% and 34% for the three and six months ended June 30, 2025, as compared to 35% and 34% for the three and six months ended June 30, 2024, respectively.
Customer Support and Operations Expenses
Customer support and operations expenses increased $5.1 million, or 25%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily driven by a $3.2 million increase in personnel-related costs compared to the three months ended June 30, 2024.
Customer support and operations expenses increased $7.5 million, or 19%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily driven by a $5.4 million increase in personnel-related costs compared to the six months ended June 30, 2024.
As a percentage of revenue, customer support and operations expenses decreased to 6% for both the three and six months ended June 30, 2025, from 7% for both the three and six months ended June 30, 2024. The decrease was primarily due to process improvements and automation across customer support headcount at internal and third-party customer support sites.
Marketing Expenses
Marketing expenses increased $7.9 million, or 10%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to an increase of $5.6 million in advertising expense and other targeted marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. In addition, the increase was driven by a $1.7 million increase in personnel-related costs compared to the three months ended June 30, 2024.
Marketing expenses increased $13.3 million, or 9%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to an increase of $7.3 million in advertising expense and other targeted marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. In addition, the increase was driven by a $3.6 million increase in personnel-related costs compared to the six months ended June 30, 2024.
As a percentage of revenue, marketing expenses decreased to 21% and 20% for the three and six months ended June 30, 2025, respectively, from 25% for the three and six months ended June 30, 2024, as we benefited from efficiencies in digital and brand marketing.

Technology and Development Expenses
Technology and development expenses increased $9.9 million, or 15%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was driven by $6.8 million in personnel-related expenses, net of amounts capitalized as internal-use software. The increase in technology and development expense was also driven by a $1.3 million increase in software costs for cloud services to support incremental transaction volume.
Technology and development expenses increased $20.6 million, or 16%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was driven by $14.8 million in personnel-related expenses, net of amounts capitalized as internal-use software. The increase in technology and development expense was also driven by a $2.8 million increase in software costs for cloud services to support incremental transaction volume.
As a percentage of revenue, technology and development expenses decreased to 19% and 20% for the three and six months ended June 30, 2025, respectively, from 22% and 23% for the three and six months ended June 30, 2024, as we benefited from increasing efficiencies.
General and Administrative Expenses
General and administrative expenses increased $13.7 million, or 30%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a $6.1 million increase in provisions related to collectability of amounts due from certain processing partners. The increase in general and administrative expenses was also driven by a $1.2 million increase in personnel-related expenses and $0.9 million related to our charitable contributions for our quarterly Pledge 1% donation.
General and administrative expenses increased $22.3 million, or 25%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a $7.9 million increase in provisions related to collectability of amounts due from certain processing partners. The increase in general and administrative expenses was also driven by a $4.2 million increase in personnel-related expenses and $1.9 million related to our charitable contributions for our quarterly Pledge 1% donation.
As a percentage of revenue, general and administrative expenses decreased to 14% and 15% for the three and six months ended June 30, 2025, respectively, from 15% and 16% for the three and six months ended June 30, 2024, respectively, as we continue to leverage scale in our general and administrative functions.
Depreciation and Amortization
Depreciation and amortization increased $2.4 million and $4.1 million, or 62% and 55%, respectively, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The increase is primarily driven by an increase in amortization of intangibles and internal-use software.
Interest Income
Interest income increased $0.1 million and decreased $0.3 million for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. This is primarily driven by increases and decreases on average invested balances throughout the periods.
Interest Expense
Interest expense increased $0.9 million and $1.4 million for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024, primarily due to draws on the 2021 Revolving Credit Facility and the 2025 Revolving Credit Facility.
Other Income (Expense), Net
Other income (expense), net is primarily driven by unrealized losses and gains on foreign exchange remeasurements of certain foreign currency denominated monetary assets and liabilities.
Provision for Income Taxes
The provision for income taxes decreased $1.7 million and increased $0.9 million for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. The decrease for the three months ended June 30, 2025 is primarily due to lower taxable income in the U.S. and certain foreign jurisdiction. The increase for the six months ended June 30, 2025 is primarily due to higher taxable income in the U.S. and certain foreign jurisdictions.
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
•Adjusted EBITDA excludes stock-based compensation expense, net and payroll taxes related to stock-based compensation expense, net. These charges have recently been, and will continue to be for the foreseeable future, significant recurring expenses for our business as they are an important part of our compensation strategy; however, they are not directly linked to the current period’s operational performance. Additionally, payroll taxes related to stock-based compensation expense, net are outside of our direct control;
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
The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024(3)	2025	2024(3)
Net income (loss)	$6,536	$(12,091)	$17,888	$(33,171)
Add:
Interest income, net	(411)	(1,197)	(899)	(2,654)
Provision for income taxes	1,578	3,290	5,168	4,288
Depreciation and amortization	6,326	3,907	11,722	7,585
Other (income) expense, net	6,940	(5,962)	4,719	(4,393)
Donation of common stock(1)	907	—	1,866	—
Stock-based compensation expense, net	38,066	37,157	73,858	71,245
Payroll taxes related to stock-based compensation expense, net	1,519	1,144	4,659	4,659
Integration, restructuring, and other costs(2)	2,536	—	3,444	1,468
Adjusted EBITDA	$63,997	$26,248	$122,425	$49,027
__________
(1) Refer to Note 10. Common Stock within the notes to the condensed consolidated financial statements for further detail on the donation of common stock.
(2) Integration, restructuring, and other costs for the three and six months ended June 30, 2025 consisted primarily of non-recurring termination benefits. Integration, restructuring, and other costs for the six months ended June 30, 2024 consisted primarily of $0.8 million in restructuring charges incurred, $0.5 million of non-recurring legal charges, and $0.2 million related to the change in the fair value of the holdback liability associated with the acquisition of Rewire (O.S.G.) Research and Development Ltd. (“Rewire”).
(3) As previously announced on February 19, 2025, our presentation of Adjusted EBITDA now excludes the impact of payroll taxes related to stock-based compensation expense, net. Prior period Adjusted EBITDA has been recast to reflect this change.

Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of June 30, 2025 and December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $515.9 million and $368.1 million, respectively, as well as funds available under the 2021 Revolving Credit Facility and the 2025 Revolving Credit Facility, which we entered into in September 2021 and June 2025, respectively. The 2021 Revolving Credit Facility was amended in December 2023 to increase the revolving commitments from $250.0 million (including a $60.0 million letter of credit sub-facility) to $325.0 million. The 2021 Revolving Credit Facility was replaced in June 2025 with the 2025 Revolving Credit Facility, which increased the revolving commitments from $325.0 million (including a $60 million letter of credit sub-facility) to $550.0 million (including a $200.0 million letter of credit sub-facility). We have historically financed our operations and capital expenditures primarily through cash generated from operations including transaction fees and foreign exchange spreads. In recent periods, we have supplemented those cash flows with borrowings on our 2021 Revolving Credit Facility and 2025 Revolving Credit Facility, primarily to support customer transaction volumes during peak periods and weekends, which we expect to continue to do in the future. During the six months ended June 30, 2025 and 2024, the average term of outstanding borrowings under our 2021 Revolving Credit Facility and 2025 Revolving Credit Facility was approximately four days. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the 2021 Revolving Credit Facility and 2025 Revolving Credit Facility (including the letter of credit sub-facility). During the six months ended June 30, 2025, we cumulatively borrowed and repaid $2,493.0 million against these credit facilities. As of June 30, 2025, we had no outstanding borrowings under the 2025 Revolving Credit Facility. As of June 30, 2025, we have unused borrowing capacity of $497.2 million.
We believe that our cash, cash equivalents, and funds available under the 2025 Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. Our material cash requirements include funds to support current and potential operating activities, capital expenditures, and other commitments, and could include other uses of cash, such as strategic investments.
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
The following table shows a summary of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$174,094	$(7,909)
Investing activities	(32,565)	(8,570)
Financing activities	(3,899)	(118,631)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	10,182	(1,229)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$147,812	$(136,339)
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

For the six months ended June 30, 2025, net cash provided by operating activities was $174.1 million, which was primarily driven by timing impacts of current growth in our global network. Specifically, as a result of both growth and timing, we saw an increase in cash flow due to customer funds working capital changes of $54.0 million related to combined customer funds receivable, customer liabilities, disbursement prefunding, and trade settlement liability. In addition to these and other changes in working capital, the cash generated from operations reflects the $17.9 million net income for the period exclusive of the $87.9 million of noncash charges.
For the six months ended June 30, 2024, net cash used in operating activities was $7.9 million, which was primarily driven by timing impacts of current growth in our global network. Specifically, as a result of both growth and timing, we saw an increase in customer funds receivable of $82.1 million and a decrease in customer liabilities of $10.7 million, offset by a decrease in disbursement prefunding of $45.1 million, which were the key drivers for the changes in our operating assets and liabilities which decreased operating cash flows by $53.8 million. This change in our operating assets and liabilities was also partially offset by cash generated from our operations, when excluding the $79.0 million of noncash charges included within the $33.2 million net loss for the period.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment and capitalization of internal-use software.
Net cash used in investing activities was $32.6 million for the six months ended June 30, 2025, an increase of $24.0 million, compared to net cash used in investing activities of $8.6 million for the six months ended June 30, 2024. This increase was primarily driven by an increase in purchases of property and equipment, and other of $24.5 million primarily related to leasehold improvements for our corporate headquarters for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.
Financing Activities
Cash used in financing activities consists primarily of borrowings on our 2021 Revolving Credit Facility and 2025 Revolving Credit Facility, proceeds from the exercise of stock options, and proceeds from the issuance of common stock in connection with the ESPP, offset by repayments of our 2021 Revolving Credit Facility and 2025 Revolving Credit Facility borrowings.
Net cash used in financing activities for the six months ended June 30, 2025 was $3.9 million, a decrease of $114.7 million, compared to net cash used in financing activities for the six months ended June 30, 2024 of $118.6 million. The decrease was primarily driven by the reduction in net repayments on both our 2021 Revolving Credit Facility and our 2025 Revolving Credit Facility of $115.0 million.
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
During the six months ended June 30, 2025, other than software, cloud infrastructure (as described below), marketing, compliance-tool related contracts, and leases (as described below) entered into in the normal course of business, there were no other material changes to the contractual obligations and contingencies as disclosed in Note 16. Commitments and Contingencies and Note 18. Leases in the notes to the consolidated financial statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2024. For further discussion of commitments and contingencies, also refer to Note 14. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Purchase Commitments
In July 2025, we entered into a five-year cloud infrastructure arrangement. For further details on this arrangement, refer to Note 14. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Leases Commenced in Current Period
During the three months ended June 30, 2025, we entered into lease agreements for our corporate facilities. For further details on these lease agreements, refer to Note 14. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
As of June 30, 2025, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than 12 months, and are typically month-to-month in nature. As described in the notes to the consolidated financial statements in our Annual Report on Form 10-K, we elected not to record leases on our Condensed Consolidated Balance Sheets if the lease term is 12 months or less. For further information on our lease arrangements, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As of June 30, 2025 and December 31, 2024, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net income (loss) was generated would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $15.6 million and $17.4 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of remittance transactions. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. At this time, we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk; however, we may do so in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of our officers or directors adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Amended and Restated Bylaws		8-K	001-40822	3.1	March 20, 2024
3.3	Certificate of Change of Registered Agent		10-Q	001-40822	3.3	May 7, 2025
10.1#	Credit Agreement dated as of June 24, 2025, among Remitly Global, Inc., Remitly, Inc., the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.		8-K	001-40822	10.1	June 27, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

# Certain identified information has been excluded from this exhibit because the registrant does not believe it is material and is the type that the registrant customarily treats as private and confidential. Redacted information is indicated by “[*****]”.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Remitly Global, Inc.

Date:	August 6, 2025	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2025	By:	/s/ Vikas Mehta
Vikas Mehta
Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2025	By:	/s/ Luke Tavis
Luke Tavis
Chief Accounting Officer
(Principal Accounting Officer)