Form 10-Q
period 2025-09-30
Remitly Global, Inc.
filed 2025-11-05
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, the registrant had 209,045,931 shares of common stock, $0.0001 par value per share, outstanding.

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
•    our ability to continue to develop new products and services in a timely manner;
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
•    our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our solutions; and
•our stock repurchase program, the timing and number of shares of our common stock to be repurchased, and the potential benefits thereof.
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$476,896	$368,097
Disbursement prefunding	245,840	288,934
Customer funds receivable, net	307,512	193,965
Prepaid expenses and other current assets	51,174	46,518
Total current assets	1,081,422	897,514
Property and equipment, net	52,272	31,566
Operating lease right-of-use assets	13,752	13,002
Goodwill	54,940	54,940
Intangible assets, net	4,210	10,463
Other noncurrent assets, net	7,088	5,386
Total assets	$1,213,684	$1,012,871
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$32,185	$16,159
Customer liabilities	213,375	188,984
Short-term debt	2,722	2,468
Accrued expenses and other current liabilities	123,256	116,652
Operating lease liabilities	4,519	4,745
Total current liabilities	376,057	329,008
Operating lease liabilities, noncurrent	28,250	9,073
Other noncurrent liabilities	12,210	9,319
Total liabilities	416,517	347,400
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of both September 30, 2025 and December 31, 2024; 209,331,306 and 200,534,626 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	21	20
Additional paid-in capital	1,295,011	1,195,390
Accumulated other comprehensive income (loss)	3,699	(1,658)
Accumulated deficit	(501,564)	(528,281)
Total stockholders’ equity	797,167	665,471
Total liabilities and stockholders’ equity	$1,213,684	$1,012,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$419,494	$336,527	$1,192,970	$912,068
Costs and expenses
Transaction expenses(1)	146,725	115,554	411,874	313,215
Customer support and operations(1)	26,386	21,792	74,033	61,910
Marketing(1)	91,778	74,792	250,103	219,862
Technology and development(1)	80,421	68,446	231,768	199,206
General and administrative(1)	55,973	50,920	168,383	140,982
Depreciation and amortization	6,434	4,655	18,156	12,240
Total costs and expenses	407,717	336,159	1,154,317	947,415
Income (loss) from operations	11,777	368	38,653	(35,347)
Interest income	2,066	2,065	5,914	6,233
Interest expense	(2,116)	(760)	(5,065)	(2,274)
Other income (expense), net	696	2,094	(4,023)	6,272
Income (loss) before provision for income taxes	12,423	3,767	35,479	(25,116)
Provision for income taxes	3,594	1,850	8,762	6,138
Net income (loss)	$8,829	$1,917	$26,717	$(31,254)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$0.01	$0.13	$(0.16)
Diluted	$0.04	$0.01	$0.12	$(0.16)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	207,150,067	196,169,417	204,549,044	193,167,942
Diluted	217,231,102	205,251,546	218,227,638	193,167,942
__________________
(1) Exclusive of depreciation and amortization, shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$8,829	$1,917	$26,717	$(31,254)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(485)	2,285	5,357	1,546
Comprehensive income (loss)	$8,344	$4,202	$32,074	$(29,708)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2025
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	200,534,626	$20	$1,195,390	$(1,658)	$(528,281)	$665,471
Issuance of common stock in connection with ESPP	497,130	—	5,768	—	—	5,768
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,792,726	—	2,392	—	—	2,392
Donation of common stock	45,490	—	959	—	—	959
Taxes paid related to net shares settlement of equity awards	(44,052)	—	(1,089)	—	—	(1,089)
Stock-based compensation expense	—	—	36,890	—	—	36,890
Other comprehensive income	—	—	—	1,733	—	1,733
Net income	—	—	—	—	11,352	11,352
Balance as of March 31, 2025	203,825,920	$20	$1,240,310	$75	$(516,929)	$723,476
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,738,866	1	2,186	—	—	2,187
Donation of common stock	45,490	—	907	—	—	907
Taxes paid related to net shares settlement of equity awards	(519,001)	—	(11,589)	—	—	(11,589)
Stock-based compensation expense	—	—	39,296	—	—	39,296
Other comprehensive income	—	—	—	4,109	—	4,109
Net income	—	—	—	—	6,536	6,536
Balance as of June 30, 2025	206,091,275	$21	$1,271,110	$4,184	$(510,393)	$764,922
Issuance of common stock in connection with ESPP	431,988	—	5,379	—	—	5,379
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	4,087,019	—	1,637	—	—	1,637
Donation of common stock	45,490	—	858	—	—	858
Taxes paid related to net shares settlement of equity awards	(710,906)	—	(13,433)	—	—	(13,433)
Common stock repurchased	(613,560)	—	(11,876)	—	—	(11,876)
Stock-based compensation expense	—	—	41,336	—	—	41,336
Other comprehensive loss	—	—	—	(485)	—	(485)
Net income	—	—	—	—	8,829	8,829
Balance as of September 30, 2025	209,331,306	$21	$1,295,011	$3,699	$(501,564)	$797,167
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

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$26,717	$(31,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and other	25,415	12,539
Stock-based compensation expense, net	113,832	110,523
Donation of common stock	2,724	2,587
Changes in operating assets and liabilities:
Disbursement prefunding	43,094	(23,795)
Customer funds receivable	(100,656)	100,539
Prepaid expenses and other assets	(2,962)	(6,787)
Operating lease right-of-use assets	4,810	4,475
Accounts payable	16,156	(18,285)
Customer liabilities	21,721	16,811
Accrued expenses and other liabilities	11,249	(23,521)
Operating lease liabilities	13,364	(4,982)
Net cash provided by operating activities	175,464	138,850
Cash flows from investing activities
Purchases of property and equipment	(23,070)	(3,192)
Capitalized internal-use software costs	(9,338)	(9,288)
Net collections (originations) from consumer receivables	(19,174)	—
Net cash used in investing activities	(51,582)	(12,480)
Cash flows from financing activities
Proceeds from exercise of stock options	6,215	5,754
Proceeds from issuance of common stock in connection with ESPP	11,147	9,382
Cash paid for repurchase of common stock	(11,876)	—
Proceeds from revolving credit facility borrowings	4,104,000	863,000
Repayments of revolving credit facility borrowings	(4,104,000)	(993,000)
Taxes paid related to net share settlement of equity awards	(26,111)	(3,774)
Cash paid for settlement of amounts previously held back for acquisition consideration	—	(10,261)
Payment of debt issuance costs	(3,078)	—
Net cash used in financing activities	(23,703)	(128,899)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	8,467	3,941
Net increase in cash, cash equivalents, and restricted cash	108,646	1,412
Cash, cash equivalents, and restricted cash at beginning of period	369,817	325,029
Cash, cash equivalents, and restricted cash at end of period	$478,463	$326,441
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$476,896	$324,434
Restricted cash included in prepaid expenses and other current assets	584	1,034
Restricted cash included in other noncurrent assets, net	983	973
Total cash, cash equivalents, and restricted cash	$478,463	$326,441
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
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The year-end data within the Condensed Consolidated Balance Sheets was derived from audited financial statements, but does not include all disclosures required by GAAP and therefore the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the historical audited annual consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Remitly Global, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Reclassification
Certain immaterial amounts in the prior period Condensed Consolidated Statements of Cash Flows were reclassified to conform with the current period’s presentation.
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

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are primarily located in India, Mexico, and the Philippines. The Company has not experienced material losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the three and nine months ended September 30, 2025 and 2024.
For the three and nine months ended September 30, 2025 and 2024, no individual customer represented 10% or more of total revenues or customer funds receivable.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Except as described below, there have been no significant changes to these policies during the nine months ended September 30, 2025.
Customer Funds Receivable
When customers fund their transactions using credit cards or debit cards, there is a clearing period before the cash is received by the Company from the payment processors of usually one business day. Similarly, when customers provide bank information and authorization for the Company to receive funds via electronic funds transfer, the transactions are submitted via batch and received in cash usually in one to three business days. These card and electronic funds are treated as a receivable from the bank until the cash is received by the Company. The Company’s reserve for transaction losses, which includes fraud losses, is further discussed in Note 15. Commitments and Contingencies.
Consumer Receivables
The Company offers a payment option that allows customers to fund their transactions while deferring the remittance payment (“Remitly Flex”). When Customers use Remitly Flex, the Company advances the remittance amount on behalf of the customer and establishes a receivable due from the customer for repayment of the advance in order to retain access to the Remitly Flex terms. Customers are required to repay Remitly Flex receivables in full within 30 days of the transaction, or up to 90 days if customers enroll in a monthly subscription fee program. Remitly Flex receivables are recorded in ‘Customer funds receivable, net’ until collected and classified as held for investment as the Company has the intent and ability to hold the investment for the foreseeable future, or until maturity or payment is received. Consumer receivables, net are further discussed in Note 4. Consumer Receivables.
Collectability of Customer Funds Receivable
Under the current expected credit loss (“CECL”) model, the Company evaluates the collectability of its customer funds receivable on a number of factors, including historical losses, aging, payment processor risks, specific customer repayment trends, and forecasted losses. The allowance for credit losses related to customer funds receivable, inclusive of consumer receivables, was immaterial as of both September 30, 2025 and 2024.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $69.5 million and $54.6 million during the three months ended September 30, 2025 and 2024, respectively. Advertising expenses totaled $187.6 million and $163.1 million during the nine months ended September 30, 2025 and 2024, respectively.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
None.

Accounting Pronouncements Not Yet Adopted
Except as described below, there have been no changes to the Company’s new accounting pronouncements not yet adopted as discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which is intended to modernize the recognition and capitalization framework to reflect current software development practices. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance to its condensed consolidated financial statements and related disclosures.

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
Customers primarily engage the Company to perform one integrated service—collect the customer’s money and deliver funds to the intended recipient in the currency requested. Payment is generally due from the customer upfront upon initiation of a transaction, when the customer simultaneously agrees to the Company’s terms and conditions.
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
The Company’s service predominately comprises of a single performance obligation to complete transactions for the Company’s customers. Using compliance and risk assessment tools, the Company performs a transaction risk assessment on individual transactions to determine whether a transaction should be accepted. When the Company accepts a transaction and processes the designated payment method of the customer, the Company becomes obligated to its customer to complete the payment transaction, at which time a receivable is recorded, along with a corresponding customer liability. None of the Company’s contracts contain a significant financing component.
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
The following table presents the Company’s sales incentives for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Reduction to revenue	$13,221	$10,219	$34,332	$28,048
Marketing expenses(1)	8,225	4,494	18,958	16,136
Total sales incentives	$21,446	$14,713	$53,290	$44,184
__________________
(1) Sales incentives that are charged to marketing expenses are included in Advertising expenses as disclosed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location for the three and nine months ended September 30, 2025 and 2024, attributed to the country in which the sending customer is located:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$279,674	$219,066	$789,401	$596,343
Canada	41,780	36,022	122,284	103,681
Rest of world	98,040	81,439	281,285	212,044
Total revenue	$419,494	$336,527	$1,192,970	$912,068
4.    Consumer Receivables
Consumer receivables represent amounts due from customers for remittance advances processed through Remitly Flex and are classified as held for investment. These receivables are interest free and are generally due within 30 days of the transaction in order to retain access to the Remitly Flex terms, or up to 90 days if customers enroll in a monthly subscription fee program.
The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
Current	$18,570	$1,894
1 - 30 days past due	1,116	276
31 - 60 days past due	582	120
61 - 90 days past due	338	—
91+ days past due	231	—
Total amortized cost	$20,837	$2,290
The allowance for credit losses and charge-offs related to consumer receivables, as well as for other components of customer funds receivable, were each immaterial for the three and nine months ended September 30, 2025 and 2024.

5.    Prepaid Expenses & Other Current Assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
Prepaid expenses	$22,105	$22,529
Payment card receivable	15,044	11,677
Tax receivable	4,493	3,250
Tenant improvement allowance and other receivables	4,067	4,128
Prepaid compensation arrangements	2,054	2,099
Restricted cash	584	658
Other prepaid expenses and other current assets	2,827	2,177
Prepaid expenses and other current assets	$51,174	$46,518
6.    Property and Equipment
Property and equipment, net consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
Capitalized internal-use software	$52,655	$39,627
Computer and office equipment	10,975	8,440
Furniture and fixtures	5,050	2,853
Leasehold improvements	21,606	8,720
Projects in process	3,974	7,672
Total gross property and equipment	94,260	67,312
Less: Accumulated depreciation and amortization	(41,988)	(35,746)
Property and equipment, net	$52,272	$31,566
Depreciation and amortization expense related to property and equipment was $4.3 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense related to property and equipment was $11.9 million and $8.1 million for the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025, the Company disposed of fully depreciated property and equipment assets with an accumulated depreciation amount of $5.7 million. The amount of disposals related to fully depreciated property and equipment assets during the three months ended September 30, 2025 was immaterial.
Capitalized Internal-Use Software Costs
The following table presents the Company’s capitalized internal-use software, including amortization expense recognized, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total capitalized internal-use software costs(1)	$4,688	$3,916	$13,028	$13,178
Stock-based compensation costs capitalized to internal-use software	1,362	1,122	3,690	3,890
Amortization expense(2)	2,885	1,999	8,162	5,493
__________
(1) Amounts are inclusive of stock-based compensation costs capitalized to internal-use software as denoted within the table.
(2) Amounts are included in ‘Depreciation and amortization’ within the Condensed Consolidated Statements of Operations.

The following table presents the Company’s long-lived assets based on geography, which consist of property and equipment, net and operating lease right-of-use assets as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
United States	$49,500	$30,141
Israel	2,956	4,245
Rest of world	13,568	10,182
Total long-lived assets	$66,024	$44,568
7.    Intangible Assets
The components of identifiable intangible assets as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025				December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Estimated Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(916)	$84	0.3	$1,000	$(667)	$333	1.0
Customer relationships	8,500	(5,844)	2,656	1.3	8,500	(4,250)	4,250	2.0
Developed technology	12,000	(10,530)	1,470	0.3	12,000	(6,120)	5,880	1.0
Total	$21,500	$(17,290)	$4,210		$21,500	$(11,037)	$10,463
The acquired identified intangible assets have estimated useful lives ranging from three to four years. Amortization expense for intangible assets was $2.1 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense for intangible assets was $6.3 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Expected future intangible asset amortization as of September 30, 2025 was as follows:

(in thousands)	Amount
Remainder of 2025	$2,085
2026	2,125
Total	$4,210
8.    Fair Value Measurements
As of September 30, 2025, the Company held $24.8 million of money market funds presented within ‘Cash and cash equivalents’ on the Condensed Consolidated Balance Sheets. They are classified as Level 1 in the fair value hierarchy as the Company values these amounts using quoted market prices. Related gains or losses were immaterial for the three and nine months ended September 30, 2025. There were no other financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.
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
9.    Debt
Secured Revolving Credit Facility
2025 Revolving Credit Facility
In June 2025, Remitly Global, Inc. and Remitly, Inc., a wholly-owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “2025 Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent. The 2025 Revolving Credit Facility has a revolving commitment of $550.0 million (including a $200.0 million letter of credit sub-facility). The 2025 Revolving Credit Facility replaced the existing 2021 Revolving Credit Facility, which is further discussed below. Proceeds under the 2025 Revolving Credit Facility are primarily used to support prefunding of customer flows within the Company’s global remittance business and also for general corporate purposes. As part of the 2025 Revolving Credit Facility, the Company capitalized $3.1 million of new debt issuance costs within ‘Other noncurrent assets, net’ on the Condensed Consolidated Balance Sheets, which are amortized to interest expense over the term of the 2025 Revolving Credit Facility.

The 2025 Revolving Credit Facility permits borrowings in the form of (a) alternate base rate loans, (b) term benchmark loans, and (c) swingline loans and has a maturity date of June 24, 2030. Borrowings under the 2025 Revolving Credit Facility accrue interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the 2025 Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the New York Federal Reserve Bank Rate in effect on such day plus 0.50% and (c) the Term SOFR Rate for an interest period of one month plus 1.00% (subject to a floor of 1.00%) plus 0.50% per annum) or (2) the Term SOFR Rate (subject to a floor of 0.00%) plus 1.50% per annum. Such interest is payable (a) with respect to loans bearing interest based on the Alternate Base Rate, the last day of each March, June, September, and December, (b) with respect to any term benchmark loan, at the end of each applicable interest period, but in no event less frequently than three months, and (c) with respect to any swingline loan, the day the loan is required to be repaid. In addition, an unused commitment fee, which accrues at a rate per annum equal to 0.25% of the unused portion of the revolving commitments, is payable on the fifteenth business day of each January, April, July, and October. Unused commitment fees were immaterial during the three and nine months ended September 30, 2025.
The 2025 Revolving Credit Facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the ability to dispose of certain assets, merge with other entities, incur certain indebtedness, grant liens, pay dividends or make other distributions to holders of the Company’s capital stock, make investments, enter into restrictive agreements, or engage in certain transactions with affiliates. Financial covenants in the 2025 Revolving Credit Facility include a requirement to maintain a net leverage ratio of no greater than 4.50:1.00, which is tested quarterly. The Company was in compliance with all financial covenants under the 2025 Revolving Credit Facility as of September 30, 2025.
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
As of September 30, 2025, the Company had no outstanding borrowings under the 2025 Revolving Credit Facility. As of September 30, 2025, the Company had unused borrowing capacity of $484.6 million under the 2025 Revolving Credit Facility. As of September 30, 2025, the Company had $66.0 million in issued, but undrawn, standby letters of credit.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$8,829	$1,917	$26,717	$(31,254)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	207,150,067	196,169,417	204,549,044	193,167,942
Effect of dilutive securities	10,081,035	9,082,129	13,678,594	—
Diluted	217,231,102	205,251,546	218,227,638	193,167,942
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$0.01	$0.13	$(0.16)
Diluted	$0.04	$0.01	$0.12	$(0.16)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options outstanding	—	993,843	—	8,938,147
RSUs outstanding	6,174,736	12,936,491	6,174,736	25,570,037
ESPP	483,555	2,072,556	483,555	2,072,556
Unvested common stock, subject to service-based vesting conditions, issued in connection with acquisition	—	—	—	52,040
Total	6,658,291	16,002,890	6,658,291	36,632,780
11.    Common Stock
As of September 30, 2025, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the nine months ended September 30, 2025 or 2024.
Donation to Remitly Philanthropy Fund
In July 2021, the Company’s board of directors approved the reservation of up to 1,819,609 shares of common stock (which was approximately 1.0% of the fully diluted capitalization as of June 30, 2021) that the Company may issue to or for the benefit of a 501(c)(3) nonprofit foundation or a similar charitable organization pursuant to the Company’s Pledge 1% commitment, in installments over ten years. On September 10, 2021, the Company executed the stock donation agreement, pursuant to which it issued the first installment of the Pledge 1% commitment to Remitly Philanthropy Fund, a donor advised fund administered on the Company’s behalf by Rockefeller Philanthropy Advisors, Inc., on the day after consummation of the Company’s initial public offering.
The Company donated 45,490 shares of its common stock to Remitly Philanthropy Fund on March 7, 2025, June 12, 2025, and September 10, 2025, and 181,961 shares of its common stock to Remitly Philanthropy Fund on September 18, 2024, pursuant to the stock donation agreement. These stock donations were made in connection with the Pledge 1% commitment, which publicly acknowledges the Company’s intent to give back and increase social impact, in order to sustainably fund a portion of its corporate social responsibility goals and further its mission to expand financial inclusion for immigrants. Historically, these contributions were performed annually. In the three and nine months ended September 30, 2025, quarterly donations were completed in an amount equal to a quarter of the annual share contribution. For the three and nine months ended September 30, 2025, the Company recorded a charge of $0.9 million and $2.7 million, respectively, to ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company recorded a charge of $2.6 million to ‘General and administrative expenses’ within the Condensed Consolidated Statements of Operations.

Share Repurchase
In July 2025, the Company’s board of directors approved a share repurchase program that provides for the repurchase of up to an aggregate $200.0 million of the Company’s outstanding common stock. The share repurchase program does not expire and may be suspended, discontinued, or modified at any time without notice, at the Company’s discretion. Any share repurchases under the Company’s share repurchase program may be made through open market transactions, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. During the three and nine months ended September 30, 2025, the Company repurchased and retired an aggregate 613,560 shares of its common stock for $11.9 million, which was recorded to ‘Additional paid in capital’ within the Condensed Consolidated Balance Sheets. As of September 30, 2025, a total of $188.1 million remained available for future repurchases of the Company’s common stock under the share repurchase program. There were no share repurchases completed during the three and nine months ended September 30, 2024.
12.    Stock-Based Compensation
Shares Available for Issuance
As of September 30, 2025, 18,182,944 and 7,997,937 awards remain available for issuance under the 2021 Plan and the ESPP, respectively.
Stock Options
Stock option activity during the nine months ended September 30, 2025 was as follows:

	Stock Options
(in thousands, except share and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Balances as of January 1, 2025	8,240,251	$4.58	4.78	$148,247
Exercised	(3,396,198)	2.68		59,242
Forfeited	(12,440)	7.43
Balances as of September 30, 2025	4,831,613	5.90	4.67	50,230
Vested and exercisable as of September 30, 2025	4,831,613	5.90	4.67	50,230
Vested and expected to vest as of September 30, 2025	4,831,613	$5.90	4.67	$50,230
_________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the nine months ended September 30, 2025 or 2024.
The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Aggregate grant-date fair value of options vested	$4,053	$10,266
Intrinsic value of options exercised	59,242	24,089
Restricted Stock Units
Restricted stock unit activity during the nine months ended September 30, 2025 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2025	23,886,131	$15.81
Granted	7,348,776	20.59
Vested	(6,375,839)	15.11
Cancelled/forfeited	(2,568,428)	16.30
Unvested at September 30, 2025	22,290,640	$17.54

The following is a summary of the Company’s restricted stock unit activity during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024
Weighted-average grant-date fair value per share of RSUs granted	$20.59	$16.34
Aggregate grant-date fair value of RSUs vested	96,339	95,880
Employee Stock Purchase Plan (“ESPP”)
A new 24-month ESPP offering period commenced on March 1, 2025, and a new 12-month ESPP offering period commenced on September 1, 2025. The ESPP includes a rollover feature for the purchase price if the Company's stock price at the end of the purchase period is less than the Company's stock price on the first day of the offering. If this rollover feature is triggered, a new offering period begins. This feature was triggered on February 29, 2024, and August 30, 2024, resulting in incremental stock-based compensation expense of $1.7 million and $4.5 million, respectively. The rollover feature had an immaterial impact for all other periods presented. The incremental stock-based compensation expense is recognized over each new offering period.
The fair value of the ESPP offerings, including those described above, were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant-date fair value inputs for new offerings, which commenced during the nine months ended September 30, 2025 and 2024, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

Nine Months Ended September 30,
	2025	2024
Risk-free interest rates	3.79% to 4.26%	3.84% to 5.20%
Expected term	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	43.8% to 49.1%	39.3% to 61.3%
Dividend rate	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, and ESPP, included within the Condensed Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 6. Property and Equipment, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Customer support and operations	$455	$278	$1,164	$890
Marketing	4,010	4,514	12,884	13,014
Technology and development	24,392	21,873	67,502	61,854
General and administrative	11,117	12,613	32,282	34,765
Total	$39,974	$39,278	$113,832	$110,523
As of September 30, 2025, the total unamortized compensation cost related to all non-vested equity awards, including options and RSUs, was $306.1 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.5 years. As of September 30, 2025, the total unrecognized compensation expense related to the ESPP was $6.4 million, which is expected to be amortized over the next 0.9 years.

13.    Restructuring Initiatives
The Company had no material restructuring initiatives in the three and nine months ended September 30, 2025.
In the nine months ended September 30, 2024, as a result of simplifying and scaling certain processes, functions, and team capabilities, the Company continued restructuring initiatives that commenced within the three months ended September 30, 2023 in order to better serve the Company's customers and allow the Company to centralize, transform, and automate global operations. The Company incurred no charges and $0.8 million for the three and nine months ended September 30, 2024, respectively, related to these initiatives. Restructuring costs incurred primarily included severance and certain other associated costs. These specific restructuring initiatives were complete as of September 30, 2024.
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
The Company’s effective tax rates on pre-tax income (loss) were 28.9% and 49.1% for the three months ended September 30, 2025 and 2024, respectively, and 24.7% and (24.4)% for the nine months ended September 30, 2025 and 2024, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21.0% in all periods was primarily the result of foreign income taxed at different rates, changes in the U.S. valuation allowance, non-deductible stock-based compensation, and recognition of a discrete income tax benefit, primarily driven by excess stock-based compensation deductions.
The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of September 30, 2025, tax years 2012 through 2024 remain open for examination by taxing authorities.
15.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s amended and restated certificate of incorporation and amended and restated bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of September 30, 2025 and December 31, 2024.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. As of September 30, 2025 the Company was involved in certain intellectual property and trademark disputes in certain jurisdictions; any potential loss related to those disputes cannot currently be reasonably estimated and any impact is expected to be immaterial.
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies as of September 30, 2025 and December 31, 2024.
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
During the nine months ended September 30, 2025, the Company entered into a five-year cloud infrastructure arrangement in an amount of $134.5 million, increasing the total future minimum payments under non-cancellable purchase commitments from the amounts disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Leases Commenced in Current Period
During the nine months ended September 30, 2025, the Company entered into lease agreements for its corporate facilities, certain of which included terms of one to seven years and contractual lease commitments of $12.6 million. Leasehold improvements within certain of the facilities will be constructed under the Company’s direction, and the Company will be entitled to an allowance for a substantial portion of the improvements.

Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$6,181	$3,684	$3,585	$3,359
Provisions for transaction losses	25,007	16,644	70,929	44,304
Losses incurred, net of recoveries	(25,377)	(16,367)	(68,703)	(43,702)
Ending balance	$5,811	$3,961	$5,811	$3,961
16.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
Trade settlement liability(1)	$31,764	$33,946
Accrued transaction expense	28,154	21,949
Accrued marketing expense	17,476	19,258
Accrued salary, benefits, and related taxes	14,782	11,704
Reserve for transaction losses	5,811	3,585
Accrued taxes and taxes payable	5,023	5,888
ESPP employee contributions	1,469	4,043
Accrued property and equipment purchases	141	2,755
Other accrued expenses	18,636	13,524
Total	$123,256	$116,652
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
17.    Supplemental Cash Flow Information
The supplemental disclosures of cash flow information consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$3,662	$1,922
Cash paid for income taxes, net of refunds	2,880	4,071
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,309	$5,617
Stock-based compensation expense capitalized to internal-use software	3,690	3,890
Unpaid property and equipment purchases in accounts payable and accrued expenses and other current liabilities	1,965	—
Settlement of equity amounts previously held back for acquisition consideration	—	2,783
Vesting of early exercised options	—	48

18.    Segment Reporting
Segment and Geographic Information
The Company determines operating segments based on how its chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The Company’s CODM is its Chief Executive Officer, who reviews the Company’s operating results on a consolidated basis. The Company operates as one operating segment. Based on the information provided to the Company’s CODM, the Company believes that the nature, amount, timing, and uncertainty of its revenue and how it is affected by economic factors are most appropriately depicted through the Company’s primary geographical locations. Revenues recorded by the Company are substantially all from the Company’s single performance obligation, and earned from similar services for which the nature of associated fees and the related revenue recognition models are substantially the same. Refer to Note 3. Revenue and Note 6. Property and Equipment for information related to the Company’s geographic information for revenue and long-lived assets, respectively.
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
Significant Segment Expenses
On a regular basis, the Company’s CODM is provided certain significant segment expenses, which include advertising expense and stock-based compensation expense, in addition to those significant segment expenses reported within the Consolidated Statements of Operations.
The following table reconciles the significant segment expenses regularly provided to the Company’s CODM for the three and nine months ended September 30, 2025 and 2024, to the primary measure of segment profitability, net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$419,494	$336,527	$1,192,970	$912,068
Significant segment expenses:
Transaction expenses	(146,725)	(115,554)	(411,874)	(313,215)
Customer support and operations, excluding stock-based compensation expense(1)	(25,931)	(21,514)	(72,869)	(61,020)
Marketing, excluding stock-based compensation expense and advertising expense(1)(2)	(18,245)	(15,690)	(49,643)	(43,729)
Technology and development, excluding stock-based compensation expense(1)	(56,029)	(46,573)	(164,266)	(137,352)
General and administrative, excluding stock-based compensation expense(1)	(44,856)	(38,307)	(136,101)	(106,217)
Advertising expense	(69,523)	(54,588)	(187,576)	(163,119)
Stock-based compensation expense, net	(39,974)	(39,278)	(113,832)	(110,523)
Other segment disclosures:
Depreciation and amortization	(6,434)	(4,655)	(18,156)	(12,240)
Interest income	2,066	2,065	5,914	6,233
Interest expense	(2,116)	(760)	(5,065)	(2,274)
Provision for income taxes	(3,594)	(1,850)	(8,762)	(6,138)
Other segment income (expense), net(3)	696	2,094	(4,023)	6,272
Net income (loss)	$8,829	$1,917	$26,717	$(31,254)
__________________
(1) The significant segment expenses reported within the Condensed Consolidated Statements of Operations are presented in this table excluding stock-based compensation expense. Stock-based compensation expense is presented separately as an additional significant segment expense and is regularly provided to the CODM. Refer to Note 12. Stock-Based Compensation for tabular disclosure of amounts included within other significant segment expenses, stock-based compensation expense, net of amounts capitalized to internal-use software, as described in Note 6. Property and Equipment.
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
There were no unusual items or other significant noncash items for the three and nine months ended September 30, 2025 and 2024.

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
To deliver on our brand promise, we have a differentiated approach that aligns with the specific needs and interests of our customers who are sending money across borders and solves the problems they often face. There are four core elements to our differentiated approach:
•Mobile First. Our mobile app for cross-border remittances provides an easy-to-use, end-to-end process with a simple and reliable user experience that delivers peace of mind. In just a few minutes, customers are able to set up and send money for the first time with Remitly, and repeat transactions are easier with just a few taps. Our users can also track the status of their transactions as they are processed, and we provide a reliability promise to customers which is underpinned by our sophisticated risk models, high-quality network, and empathetic customer service. This mobile-first experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty. Our services are highly non-discretionary for many of our customers which results in high revenue visibility throughout economic cycles. As of September 30, 2025, our Remitly app had a 4.9 iOS App Store rating with over 3.8 million reviewers and a 4.8 Android Google Play rating with over 1.2 million reviewers. App rating is based on all countries or regions and the rating may vary based on user location and device type.
•Global Presence and High-Quality Money Movement Network. Our global network of funding and disbursement partnerships enables us to complete money transfers efficiently in over 5,300 corridors without the need to deploy local operations in each country. We are able to do this while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a remittance, with a specific receive country to which such remittance can be sent. As a result of the quality of our network and the foundational investments we have made, in general, every new send country we add results in a significant number of new corridors, as we are able to quickly connect send countries with receive countries, allowing us to continue to scale rapidly. Our significant global presence and direct integration strategy allows us to negotiate favorable terms with both funding and disbursement partners while providing a great end-to-end customer experience including rapid and reliable transfers.
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
Our disbursement network enables us to send (or pay-out) funds to over 5.4 billion bank accounts and mobile wallets and approximately 490,000 cash pick-up options. We focus on creating financial inclusion by providing payout optionality and access for recipients who do not always have convenient access to traditional banking. We believe that our focus on financial inclusion creates peace of mind for our customers and their families while attracting and retaining loyal customers.
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
Active Customers

	Three Months Ended September 30,
(in thousands)	2025	2024
Active customers	8,856	7,310
We believe that the number of our active customers is an important indicator of customer engagement, customer retention, and the overall growth of our business.
Active customers increased to approximately 8.9 million, or 21% growth, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was primarily due to an increase in the number of new customers, driven by investments in our mobile app and efficient marketing spend, our focus on customer experience and how we serve our customers, expansion of our global disbursement network, and the continued diversification across both send and receive countries. While we continue to see strong results in our largest existing receive countries (India, Mexico, and the Philippines), our successful diversification of our corridor portfolio across both send and receive countries has contributed to new customer growth.

Send Volume

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Send volume	$19,519	$14,490	$54,154	$39,195
We measure send volume to assess the scale of remittances sent using our service. Our customers mostly send from the United States, Canada, the United Kingdom, and other countries in Europe. Our customers and their recipients are located in over 170 countries and territories across the globe; the largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased 35% to $19.5 billion for the three months ended September 30, 2025, compared to $14.5 billion for the three months ended September 30, 2024, driven by the increase in active customers.
Send volume increased 38%, to $54.2 billion for the nine months ended September 30, 2025, compared to $39.2 billion for the nine months ended September 30, 2024, driven by the increase in active customers.
Key Factors Affecting Our Performance
Customer Retention and High Customer Engagement
Our send volume is primarily driven by existing customers who regularly use our cross-border payment product to send money to family and friends. We believe our mobile-first products and superior customer experience encourage high retention and repeat usage, which are significant though not the only drivers of our performance.
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
Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including inflation, currency fluctuations, immigration and immigration policy, regulatory changes, trade and regulatory policies, including imposition of trade restrictions, taxes and tariffs, and any related market or economic uncertainty or slowdown, regional and global conflicts, global crises and natural disasters, unemployment, potential recession, and the rate of digital remittance adoption, impact demand for our services and the options that we can offer. These factors evolve over time, and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, immigration policy, or international trade, and changes to digital adoption trends may shift the timing and volume of transactions, or the number of customers using our service. In addition, foreign currency movements impact our business in numerous ways. For example, as the U.S. dollar strengthens, we see customers in certain geographies taking advantage of the ability to get more local currency to their families and friends. We also believe the strength of the U.S. dollar and the strength of other developed country currencies versus emerging country currencies make it easier to acquire new customers in certain geographies. Conversely, expansion of our international business can negatively impact our condensed consolidated results when these currencies weaken against the U.S. dollar. As we grow, we are becoming more diversified across geographies and currencies, which can help mitigate some localized geopolitical risks and macroeconomic trends. As foreign currency can have a significant impact on our business, we strive to maintain a diversified cash balance portfolio and frequently assess for foreign currency cash concentrations. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more comprehensive description of current business concentrations.
We continue to assess the impact of developments in foreign trade policy, including taxes and tariffs, and global market conditions. While the imposition of tariffs has not had a significant impact on our business historically, we recognize there is a potential for indirect effects, particularly from foreign exchange volatility to which we are exposed due to the global nature of our cross-border payment operations. We maintain a balanced portfolio of currency and manage foreign exchange risk through various operational measures. While foreign exchange fluctuations may impact certain areas of our business, our proactive risk management is designed to help mitigate potential impacts. Refer to our discussion of foreign currency exchange rate risk included in Part I, Item 3 of this Quarterly Report on Form 10-Q for further details.
In addition, evolving regulatory developments may influence customer behavior and transaction volumes. For example, recent U.S. policy changes have increased the costs associated with the H-1B visa program and increased deportation activity more broadly, and the One Big Beautiful Bill Act (the “OBBBA”) passed on July 4, 2025, imposes a tax on outbound, non-digital remittances from the United States to recipients abroad. While these regulatory developments may impact certain areas of our business, our business has remained resilient through various macroeconomic, political, and regulatory cycles over the past decade. We will continue to evaluate the impact the new legislation will have on our condensed consolidated financial statements, but at this time, we do not expect that the remittance tax included in the OBBBA will have a material impact on our business.

The OBBBA also enacts U.S. corporate income tax reform, certain aspects of which apply to our business beginning in the current year. We will continue to evaluate the impact the new legislation will have on our condensed consolidated financial statements, but we do not expect a significant impact, inclusive of the effect of the valuation allowance on U.S. deferred tax assets.
Components of Results of Operations
Revenue
Our primary source of revenue is generated from our remittance business, which is generated on transaction fees charged to customers and foreign exchange spreads between the foreign exchange rate offered to customers and the foreign exchange rate on our currency purchases. Revenue is recognized, in an amount that reflects the consideration we expect to be entitled to in exchange for services provided, when control of these services is transferred to our customers, which is the time the funds have been delivered to the intended recipient.
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
Results of Operations
Comparison of the three and nine months ended September 30, 2025 and 2024
The following table sets forth our results of operations together with the dollar and percentage change for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Revenue	$419,494	$336,527	$82,967	25%	$1,192,970	$912,068	$280,902	31%
Costs and expenses
Transaction expenses	146,725	115,554	31,171	27%	411,874	313,215	98,659	31%
Customer support and operations	26,386	21,792	4,594	21%	74,033	61,910	12,123	20%
Marketing	91,778	74,792	16,986	23%	250,103	219,862	30,241	14%
Technology and development	80,421	68,446	11,975	17%	231,768	199,206	32,562	16%
General and administrative	55,973	50,920	5,053	10%	168,383	140,982	27,401	19%
Depreciation and amortization	6,434	4,655	1,779	38%	18,156	12,240	5,916	48%
Total costs and expenses	407,717	336,159	71,558	21%	1,154,317	947,415	206,902	22%
Income (loss) from operations	11,777	368	11,409	3100%	38,653	(35,347)	74,000	nm
Interest income	2,066	2,065	1	—%	5,914	6,233	(319)	(5)%
Interest expense	(2,116)	(760)	(1,356)	178%	(5,065)	(2,274)	(2,791)	123%
Other income (expense), net	696	2,094	(1,398)	(67)%	(4,023)	6,272	(10,295)	nm
Income (loss) before provision for income taxes	12,423	3,767	8,656	230%	35,479	(25,116)	60,595	nm
Provision for income taxes	3,594	1,850	1,744	94%	8,762	6,138	2,624	43%
Net income (loss)	$8,829	$1,917	$6,912	361%	$26,717	$(31,254)	$57,971	nm
__________
nm = not meaningful
The following discussion and analysis is for the three and nine months ended September 30, 2025, compared to the same periods in 2024.

Revenue
Revenue increased 25%, or $83.0 million, and 31%, or $280.9 million, for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. The increase was primarily driven by a 21% increase in active customers period over period, continued strength in the retention of existing customers, favorable customer behavior based on foreign currency movement, and a continued mix shift trending towards digital disbursements. Revenue derived from each transaction varies based on a number of attributes, including the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was purchased, the disbursement method chosen by the customer, and the country to which the funds were transferred.
As a reflection of this growth, send volume increased 35% and 38% to $19.5 billion and $54.2 billion for the three and nine months ended September 30, 2025, respectively, as compared to $14.5 billion and $39.2 billion for the three and nine months ended September 30, 2024, respectively.
Transaction Expenses
Transaction expenses increased $31.2 million, or 27%, to $146.7 million for the three months ended September 30, 2025, compared to $115.6 million for the three months ended September 30, 2024. The increase was primarily due to a $21.0 million, or 23%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, and an $8.4 million increase in our provision for transaction and other losses.
Transaction expenses increased $98.7 million, or 31%, to $411.9 million for the nine months ended September 30, 2025, compared to $313.2 million for the nine months ended September 30, 2024. The increase was primarily due to a $67.5 million, or 27%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, and a $26.0 million increase in our provision for transaction and other losses.
As a percentage of revenue, transaction expenses increased to 35% for both the three and nine months ended September 30, 2025, compared to 34% for both the three and nine months ended September 30, 2024.
Customer Support and Operations Expenses
Customer support and operations expenses increased $4.6 million, or 21%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by a $3.1 million increase in personnel-related costs compared to the three months ended September 30, 2024.
Customer support and operations expenses increased $12.1 million, or 20%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily driven by an $8.5 million increase in personnel-related costs compared to the nine months ended September 30, 2024.
As a percentage of revenue, customer support and operations expenses decreased to 6% for both the three and nine months ended September 30, 2025, compared to 7% for both the three and nine months ended September 30, 2024. The decrease was primarily due to process improvements and automation across customer support headcount at internal and third-party customer support sites.
Marketing Expenses
Marketing expenses increased $17.0 million, or 23%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to an increase of $13.3 million in advertising expense and other targeted marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. In addition, the increase was driven by a $1.3 million increase in personnel-related costs compared to the three months ended September 30, 2024.
Marketing expenses increased $30.2 million, or 14%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to an increase of $20.6 million in advertising expense and other targeted marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. In addition, the increase was driven by a $4.9 million increase in personnel-related costs compared to the nine months ended September 30, 2024.
As a percentage of revenue, marketing expenses were 22% and 21% for the three and nine months ended September 30, 2025, respectively, compared to 22% and 24% for the three and nine months ended September 30, 2024, respectively. The decrease was primarily due to efficiencies in digital and brand marketing.

Technology and Development Expenses
Technology and development expenses increased $12.0 million, or 17%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was driven by $8.7 million in personnel-related expenses, net of amounts capitalized as internal-use software. The increase in technology and development expense was also driven by a $2.1 million increase in software costs for cloud services to support incremental transaction volume.
Technology and development expenses increased $32.6 million, or 16%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was driven by $23.5 million in personnel-related expenses, net of amounts capitalized as internal-use software. The increase in technology and development expense was also driven by a $4.9 million increase in software costs for cloud services to support incremental transaction volume.
As a percentage of revenue, technology and development expenses decreased to 19% for both the three and nine months ended September 30, 2025, respectively, from 20% and 22% for the three and nine months ended September 30, 2024, as we benefited from increasing efficiencies.
General and Administrative Expenses
General and administrative expenses increased $5.1 million, or 10%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was driven by a $2.3 million increase in provisions related to collectability of amounts due from certain processing partners, as well as a $0.5 million increase in personnel-related expenses.
General and administrative expenses increased $27.4 million, or 19%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a $10.2 million increase in provisions related to collectability of amounts due from certain processing partners. The increase in general and administrative expenses was also driven by a $4.7 million increase in personnel-related expenses.
As a percentage of revenue, general and administrative expenses decreased to 13% and 14% for the three and nine months ended September 30, 2025, respectively, from 15% for both the three and nine months ended September 30, 2024, respectively, as we continue to leverage scale in our general and administrative functions.
Depreciation and Amortization
Depreciation and amortization increased $1.8 million and $5.9 million, or 38% and 48%, respectively, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The increase is primarily driven by an increase in amortization of intangibles and internal-use software.
Interest Income
Interest income increased by an immaterial amount and decreased $0.3 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. This is primarily driven by increases and decreases on average invested balances throughout the periods.
Interest Expense
Interest expense increased $1.4 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, primarily due to draws on the 2021 Revolving Credit Facility and the 2025 Revolving Credit Facility.
Other Income (Expense), Net
Other income (expense), net is primarily driven by unrealized losses and gains on foreign exchange remeasurements of certain foreign currency denominated monetary assets and liabilities.
Provision for Income Taxes
The provision for income taxes increased $1.7 million and $2.6 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. The increases in both the three and nine months ended September 30, 2025 are primarily due to higher taxable income in certain foreign jurisdictions.
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

We use Adjusted EBITDA, a non-GAAP financial measure to supplement net income (loss). Adjusted EBITDA is calculated as net income (loss) adjusted by (i) interest (income) expense, net; (ii) provision for income taxes; (iii) noncash charges of depreciation and amortization; (iv) other income (expense), net; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment; (vi) noncash stock-based compensation expense, net; (vii) payroll taxes related to stock-based compensation expense, net; and (viii) certain integration, restructuring, and other costs.
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
•Adjusted EBITDA excludes certain transaction costs related to integration, restructuring, and other costs. The integration costs are primarily related to the acquisition of Rewire (O.S.G.) Research and Development Ltd. (“Rewire”) and primarily include external legal, accounting, valuation, and due diligence costs, advisory and other professional services fees necessary to integrate acquired businesses, and the change in the fair value of the holdback liability as part of the acquisition of Rewire. The restructuring costs are primarily related to severance and other associated costs; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.
The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024(3)	2025	2024(3)
Net income (loss)	$8,829	$1,917	$26,717	$(31,254)
Add:
Interest (income) expense, net	50	(1,305)	(849)	(3,959)
Provision for income taxes	3,594	1,850	8,762	6,138
Depreciation and amortization	6,434	4,655	18,156	12,240
Other (income) expense, net	(696)	(2,274)	4,023	(6,667)
Donation of common stock(1)	858	2,587	2,724	2,587
Stock-based compensation expense, net	39,974	39,278	113,832	110,523
Payroll taxes related to stock-based compensation expense, net	1,642	733	6,301	5,392
Integration, restructuring, and other costs(2)	496	—	3,940	1,468
Adjusted EBITDA	$61,181	$47,441	$183,606	$96,468
__________
(1) Refer to Note 11. Common Stock within the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the donation of common stock.
(2) Integration, restructuring, and other costs for the three and nine months ended September 30, 2025 consisted primarily of non-recurring termination benefits. Integration, restructuring, and other costs for the nine months ended September 30, 2024 consisted primarily of $0.8 million in restructuring charges incurred, $0.5 million of non-recurring legal charges, and $0.2 million related to the change in the fair value of the holdback liability associated with the acquisition of Rewire.
(3) As previously announced on February 19, 2025, our presentation of Adjusted EBITDA now excludes the impact of payroll taxes related to stock-based compensation expense, net. Prior period Adjusted EBITDA has been recast to reflect this change.

Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of September 30, 2025 and December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $476.9 million and $368.1 million, respectively, as well as funds available under the 2021 Revolving Credit Facility and the 2025 Revolving Credit Facility, which we entered into in September 2021 and June 2025, respectively. The 2021 Revolving Credit Facility was amended in December 2023 to increase the revolving commitments from $250.0 million (including a $60.0 million letter of credit sub-facility) to $325.0 million, and was replaced in June 2025 with the 2025 Revolving Credit Facility, which increased the revolving commitments to $550.0 million (including a $200.0 million letter of credit sub-facility). We have historically financed our operations and capital expenditures primarily through cash generated from operations, including from transaction fees and foreign exchange spreads. In recent periods, we have supplemented those cash flows with borrowings on our 2021 Revolving Credit Facility and 2025 Revolving Credit Facility, primarily to support customer transaction volumes during peak periods and weekends, which we expect to continue to do in the future. During the nine months ended September 30, 2025 and 2024, the average term of outstanding borrowings under our 2021 Revolving Credit Facility and 2025 Revolving Credit Facility was approximately four days. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the 2021 Revolving Credit Facility and 2025 Revolving Credit Facility (including the letter of credit sub-facility). During the nine months ended September 30, 2025, we cumulatively borrowed and repaid $4.1 billion against these credit facilities. As of September 30, 2025, we had no outstanding borrowings under the 2025 Revolving Credit Facility. As of September 30, 2025, we had unused borrowing capacity of $484.6 million.
In July 2025, our board of directors approved a share repurchase program that provides for the repurchase of up to an aggregate of $200 million of our outstanding common stock. The program allows for share repurchases through open market transactions, in privately negotiated transactions, or by other means, in accordance with applicable securities laws and other restrictions, but does not obligate us to acquire any amount of common stock. The timing and total amount of share repurchases will be determined by us in our discretion and will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, alternative investment opportunities, and other considerations. During the three months ended September 30, 2025, we repurchased $11.9 million of our common stock in open market transactions.
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
The following table shows a summary of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$175,464	$138,850
Investing activities	(51,582)	(12,480)
Financing activities	(23,703)	(128,899)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	8,467	3,941
Net increase in cash, cash equivalents, and restricted cash	$108,646	$1,412

Cash Flows
Operating Activities
Our main sources of operating cash are transaction fees charged to customers and foreign exchange spreads on transactions. Our primary uses of cash from operating activities have been for advertising expenses used to attract new customers, transaction expenses that include fees paid to payment processors and disbursement partners, personnel-related expenses, technology, and other general corporate expenditures. Changes in our operating cash flows are heavily impacted by the timing of customer transactions and, in particular, the day of the week that the quarter end falls on, including holidays and long weekends. For example, we generally have higher prefunding amounts if the quarter closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction-related balances period over period and can reduce our cash position at a particular point in time. These balances within our Condensed Consolidated Statements of Cash Flows include disbursement prefunding, customer funds receivable, customer liabilities, and trade settlement liability which is included within the line item ‘Accrued expenses and other liabilities.’
For the nine months ended September 30, 2025, net cash provided by operating activities was $175.5 million, which was primarily driven by timing impacts of current growth in our global network. Specifically, as a result of timing, we saw a decrease in cash flow due to customer funds working capital changes of $38.0 million related to combined customer funds receivable, customer liabilities, disbursement prefunding, and trade settlement liability. In addition to these and other changes in working capital, the cash generated from operations reflects the $26.7 million net income for the period exclusive of the $142.0 million of noncash charges.
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
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment, net originations from consumer receivables, and the capitalization of internal-use software.
Net cash used in investing activities was $51.6 million for the nine months ended September 30, 2025, an increase of $39.1 million, compared to net cash used in investing activities of $12.5 million for the nine months ended September 30, 2024. This increase was primarily driven by an increase in purchases of property and equipment of $19.9 million, primarily related to leasehold improvements for our corporate headquarters, and $19.2 million in originations from consumer receivables, net of collections.
Financing Activities
Cash used in financing activities consists primarily of borrowings on our 2021 Revolving Credit Facility and 2025 Revolving Credit Facility, proceeds from the exercise of stock options, and proceeds from the issuance of common stock in connection with the ESPP, offset by repayments of our 2021 Revolving Credit Facility and 2025 Revolving Credit Facility borrowings, cash paid for taxes related to net share settlement of equity awards, and cash paid for repurchases of common stock.
Net cash used in financing activities for the nine months ended September 30, 2025 was $23.7 million, a decrease of $105.2 million, compared to net cash used in financing activities for the nine months ended September 30, 2024 of $128.9 million. The decrease was primarily driven by a reduction in net repayments on both our 2021 Revolving Credit Facility and our 2025 Revolving Credit Facility of $130.0 million, partially offset by an increase in cash outflows of $22.3 million for taxes related to net share settlement of equity awards and $11.9 million for repurchases of common stock.
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
During the nine months ended September 30, 2025, other than software, cloud infrastructure (as described below), marketing, compliance-tool related contracts, and leases (as described below) entered into in the normal course of business, there were no other material changes to the contractual obligations and contingencies as disclosed in Note 16. Commitments and Contingencies and Note 18. Leases in the notes to the consolidated financial statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2024. For further discussion of commitments and contingencies, also refer to Note 15. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Purchase Commitments
During the nine months ended September 30, 2025, we entered into a five-year cloud infrastructure arrangement. For further details on this arrangement, refer to Note 15. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Leases Commenced in Current Period
During the nine months ended September 30, 2025, we entered into lease agreements for our corporate facilities. For further details on these lease agreements, refer to Note 15. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2025, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than 12 months, and are typically month-to-month in nature. As described in the notes to the consolidated financial statements in our Annual Report on Form 10-K, we elected not to record leases on our Condensed Consolidated Balance Sheets if the lease term is 12 months or less. For further information on our lease arrangements, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.
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
There have been no material changes, other than as described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, to the critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As of September 30, 2025 and December 31, 2024, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net income (loss) was generated would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $25.4 million and $17.4 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of remittance transactions. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of remittances.
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. We also deploy derivatives and other financial instruments that we use to hedge foreign currency exchange risk, which have not had a material impact on our operations in the period.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, operating results, reputation, future prospects, or the trading price of the Company’s stock. Other than the risk factor below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K. These are not the only risks facing the Company. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also affect the trading price of our stock and may reduce working capital.
In August 2025, we announced that our board of directors had approved a share repurchase program that provides for the repurchase of up to an aggregate of $200 million of our outstanding common stock. The timing, method, and total amount of share repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, alternative investment opportunities, and other considerations. The share repurchase program does not expire and may be suspended, discontinued, or modified at any time without notice at our discretion, and the program does not obligate us to acquire any amount of common stock.
Repurchase activity under the program could affect the trading price of our common stock and increase the volatility thereof. We cannot guarantee that the share repurchase program will be fully consummated, and any future announcement of a suspension or discontinuation of the program, or our decision not to utilize the full authorized repurchase amount under the program, may reduce investor confidence and could negatively impact the trading price of our common stock.
There can be no assurance that the share repurchase program will enhance long-term stockholder value, in particular if the trading price of our common stock declines below the levels at which we repurchased such shares. Additionally, short-term share price fluctuations could reduce the number or amount of shares we may ultimately repurchase pursuant to the program and reduce the program’s effectiveness. Furthermore, repurchases under this program will diminish our working capital, which could impact our ability to execute on our business plan.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchase of Equity Securities
Share repurchase activity during the three months ended September 30, 2025, was as follows (in thousands, except share and per share data):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2025 - July 31, 2025	—	$—	—	$200,000
August 1, 2025 - August 31, 2025	613,560	$19.36	613,560	$188,124
September 1, 2025 - September 30, 2025	—	$—	—	$188,124
Total	613,560		613,560
__________
(1) Average price paid per share includes related commissions paid by us.
(2) On August 6, 2025, we announced that our board of directors had authorized a share repurchase program to repurchase up to $200 million of our outstanding common stock, with no expiration date. Refer to Note 11. Common Stock within the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding the share repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of our officers or directors adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Remitly Global, Inc.

Date:	November 5, 2025	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ Vikas Mehta
Vikas Mehta
Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2025	By:	/s/ Luke Tavis
Luke Tavis
Chief Accounting Officer
(Principal Accounting Officer)