Form 10-K
period 2025-12-31
Remitly Global, Inc.
filed 2026-02-18
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.2 billion based on the closing sale price of $18.77 as reported on the NASDAQ Global Select Market.
As of February 16, 2026, the registrant had 210,654,386 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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
ii

PART I
Item 1. Business
Overview
Remitly, founded in 2011, is a trusted provider of financial services that transcend borders. With a footprint spanning more than 175 countries, we have built one of the world’s leading global money movement platforms, trusted by millions of customers who rely on us every day.
The long-term, trusted relationships we foster with our customers have enabled us to scale to more than 5,300 corridors and more than 9.3 million quarterly active users worldwide. Leveraging our strengths in global money movement, we continue to evolve beyond a remittance company into a diversified, cross-border financial services provider, serving both consumers and businesses across a growing set of use cases. To further our vision, we have expanded by serving new customer categories, including high-amount senders, businesses, and receivers, and by introducing new products. These offerings build on our foundation and extend our ability to support the financial lives of our customers.
Our strategy and execution is grounded in three core strengths:
•Trust: This is the foundation of everything we do—built through reliability, fairness, and security with millions of customers;
•Network: The strength of our network makes our service fast, reliable, and affordable; and
•Scale: This allows us to deliver lower unit costs, offer competitive pricing, and reinvest to continually improve how customers interact with our products and services.
Together, these strengths underpin a customer experience advantage defined by speed, simplicity, and delight—delivering a platform of products and services that work reliably and with consistent and dependable performance. Our combination of a trusted brand, a high-quality global network, and proven scale positions Remitly to continue transforming lives while expanding access to trusted financial services around the world.
2025 Key Performance Metrics
The substantial majority of our revenue is currently generated from our global money movement product, where we earn revenue from transaction fees charged to customers and foreign exchange spreads applied to the amount the customer is sending.
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
We measure active customers on a quarterly basis and as a result, this metric is only presented on a quarterly basis.
Our 2025 key performance metrics included the following results:
•Active customers for the fourth quarter of 2025 increased to 9.3 million, from 7.8 million, up 19% year over year.
•Send volume for the year ended December 31, 2025 increased to $74.9 billion, from $54.6 billion, up 37% year over year.

The charts below present the respective key performance metrics for the past five fiscal years (active customer figures below represent active customers during the fourth quarter of the respective year):
Our Platform
The core product on our platform enables customers to send money digitally across borders. Our customers predominantly engage with us via their mobile phones, either using our mobile app, website, or messaging services, shifting what traditionally required waiting in line to speak with an agent to handheld devices. Our customers are able to set up an account and start sending money to international recipients, generally within minutes. Recipients can receive funds in multiple ways using our diversified, high quality global disbursement network. Our customers can also track the status of their transactions as they are processed. Providing our customers with a convenient, easy, and safe digital-first experience underpins our approach to product development, marketing, and customer success efforts.
While remaining focused on global money movement, which represents the substantial majority of our revenue today, we continue to evolve and invest in our technology to deepen relationships with our customers and attract new customers by adding relevant services, features, and products on our platform.
Strategy
We operate in a large, diverse, and growing global cross-border payments market. Based on recent estimates from FXC Intelligence, a financial data company, consumers and small to mid-sized businesses move more than $22 trillion across borders annually, a figure expected to reach more than $34 trillion by 2032. The consumer-to-consumer category alone represents approximately $2 trillion, with the additional categories of consumer-to-business and business-to-business expanding our total addressable market potential significantly.
Our approach to achieving our strategy has been rooted in deeply understanding our customers’ unique and local needs to provide them with a differentiated experience in cross-border payments. Managing our business from this perspective has been key to our success since the very beginning and forms the framework of our strategy, which includes the following focus areas:
•Focus on core global money movement. Global money movement remains the foundation of our business and represents the substantial majority of our revenue today. We continue to prioritize delivering a reliable, fast, and transparent cross-border payment experience, supported by disciplined execution and ongoing investment in our platform. This focus enables us to strengthen customer trust, increase engagement, and support consistent usage.
•Unlock incremental customer categories. As we have scaled our core offering, we have broadened the set of customers we serve beyond low-amount senders to include high-amount senders, businesses, and receivers. These customer categories reflect a wider range of cross-border financial needs and represent meaningful opportunities to expand our addressable market while leveraging the same underlying platform and network.
•Deepen our customer relationships through adjacent and novel use cases. Building on the trusted relationships established through money movement, we continue to introduce additional products and features designed to increase customer engagement and lifetime value. These include Remitly Flex, which allows customers to send now and pay later via a no-interest, flexible payment option to fund their cross-border transactions; Remitly Wallet and Card, which respectively enable customers to store and save money in a digital wallet, and spend funds globally with a digital debit card; and membership and loyalty programs, which deliver a unified experience that builds and rewards engagement with our products and services through Remitly One. We expect these products to deepen relationships with existing customers and attract new customers seeking broader cross-border financial solutions.
•Scale with discipline and efficiency. Across all stages of expansion, we apply a data-driven approach to customer acquisition, product development, and resource allocation. Our strategy emphasizes sustainable growth, efficient unit economics, and reinvestment in platform capabilities that support long-term scalability. As we expand into new geographies and customer categories, we remain focused on balancing growth with operational efficiency and attractive unit economics.
Together, these strategic priorities allow us to pursue long-term growth while remaining anchored in our core global money movement business and leveraging our platform to serve a broader set of cross-border financial needs over time.
What Sets Us Apart
Our competitive advantage is built on three core strengths—trust, network, and scale—which together enable us to deliver reliability, speed, and a fair and transparent price for cross-border financial services.
Trust
Trust is the foundation of everything we do and is earned through reliability, fairness, and security. Delivering cross-border financial services in a trusted and reliable way across geographies is incredibly complex. We are focused on delivering a reliable and seamless experience to customers that builds trust and drives repeat engagement with our platform. We manage this complexity by localizing services across more than 175 countries, supporting diverse payment methods and currencies, maintaining robust fraud and compliance systems, and operating sophisticated treasury and foreign exchange capabilities to deliver funds reliably through our global disbursement network.
Our digital-first platform provides an easy-to-use, end-to-end process with a simple and reliable user experience that builds trust by delivering peace of mind. In just a few minutes, customers are able to set up and send money for the first time with Remitly, and repeat transactions are easier with just a few taps. Our users can also track the status of their transactions as they are processed, and we provide a reliability promise to customers which is underpinned by our sophisticated risk models, high quality network, and empathetic customer service.
We also earn trust through the quality and resilience of our partner ecosystem. We select and manage funding and disbursement partners based on service quality, regulatory compliance, operational performance, and risk standards, and we design our network with redundancy across corridors to support reliability and continuity of service.
This reliable, fair, and secure experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty. Our services are highly non-discretionary for many of our customers, which results in high revenue visibility throughout economic cycles. As of December 31, 2025, our Remitly app had a 4.9 iOS App Store rating with approximately 4.0 million reviewers and a 4.8 Android Google Play rating with over 1.3 million reviewers (app ratings are based on all countries or regions and the rating may vary based on user location and device type).
Network
Our global network of funding and disbursement partnerships is at the core of our business and enables us to complete transactions efficiently across more than 5,300 corridors without the need to deploy local operations in each country, while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a cross-border payment, with a specific receive country to which such cross-border payment can be sent. As a result of the quality of our network and the foundational investments we have made, adding a new send country typically unlocks a significant number of new corridors, allowing us to scale rapidly.
Our network strategy emphasizes direct integrations with funding and disbursement partners wherever possible, reducing reliance on intermediaries and supporting faster, more reliable, and cost-efficient delivery of funds. This approach also helps mitigate operational complexity and concentration risk while enabling consistent service levels across geographies. These direct integrations also allow for a better customer experience and lower costs and are a significant competitive advantage. Our partners, including those that are among the most trusted and recognized brands around the world, create a broad and effective pay-in and disbursement ecosystem for our customers:
•Pay-in Acceptance. We have relationships with top tier banks and leading global payment processors and networks. These relationships provide our customers an array of payment options to fund cross-border payments with a bank account, card-based payments, or alternative payment methods.
We can accept and settle transfers from hundreds of millions of consumer bank accounts, payment methods such as Apple Pay and Google Pay, as well as Visa and Mastercard credit and debit cards. As a digital service, we typically do not have sending agents who accept cash. We, in turn, do not incur costs or commissions associated with physical agent-based sending and funding.

•Payment Disbursement. We provide broad and high quality access to disbursement options for our customers allowing them to choose the method that is most convenient for their recipients, including bank accounts, cash, and alternative payment methods. Our broad disbursement network supports reliable delivery and choice, allowing customers to select whatever method works best for their family and friends to receive funds. We have access to many disbursement partners across the globe including major banks, aggregators, cash pick-up options, and mobile wallet partners. These relationships provide our customers with choice of disbursement and enable us to send funds within minutes, or even seconds, to over 5.4 billion bank accounts and mobile wallets, and approximately 490,000 cash pick-up options, including retail outlets and banks.
We select our disbursement partners based on our recipients’ preferences, quality of service, cost, brand recognition, and co-branding opportunities. Our disbursement partners make us a trusted source of global money movement because our customers are typically already familiar with their chosen disbursement partner and recipients feel comfortable receiving money where they regularly bank or shop. In addition, we only select disbursement partners that meet or exceed: (1) our geographic coverage goals in the regions in which they operate; (2) our robust compliance and regulatory requirements; and (3) our specific operating metrics such as credit worthiness and error rates.
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
Our customers primarily send money from the United States, Canada, the United Kingdom, and other countries in Europe, with recipients located around the world. Our largest receive countries by send volume include India, Mexico, and the Philippines.
Scale
We believe scale reinforces both trust and network capabilities by enabling lower unit costs, better pricing, and continuous reinvestment in product performance and quality, including through greater use of direct integrations that improve efficiency as our volumes grow. Our data-driven approach to optimizing customer lifetime value, combined with localized and scalable marketing solutions, allows us to acquire new customers at attractive unit economics. In addition to product enhancements and efficiencies in variable operating costs, we are transforming our marketing engine from a single-product acquisition model into an artificial intelligence-powered system that drives multi-product engagement, and strengthens our ability to reactivate, retain, and increase share of wallet among existing customers. We believe our expertise in localizing our marketing, products, and customer support at scale is a key differentiator and enables us to provide customers with a personalized experience that drives peace of mind while also delivering high returns on marketing and product investments.
Our scale also supports our disciplined expansion into new customer categories and use cases across the world. We see significant opportunity to create value by expanding our cross-border financial services to a broader set of customers. Building on our roots of serving primarily low-amount senders who send money to family and friends, we now also serve high-amount senders, businesses, and receivers, across our global network. As we continue to scale, we apply a data-driven approach to optimize customer value, product features, marketing strategies, and economics across new geographies and customer categories. We also leverage our localization expertise and technology to strengthen our global partner network through additional direct integrations and expanded payment methods to enhance our cross-border payment experience across corridors.
Technology
Our purpose-built technology enables the foundation for our multi-product strategy and our ability to deliver trusted, reliable, and localized digital financial services at global scale. We have evolved from a single-product provider to a flexible and scalable platform, powered by shared services, modular components, real-time data platforms, advanced data, and artificial intelligence (“AI”) models, while maintaining security and trust.
We believe that our differentiated approach to building and operating our technology infrastructure enables a great customer experience and allows us to meet customer demands in a more flexible way. Our technology has broad and complex capabilities and, together with our proprietary data, gives us a distinct advantage in understanding our customers and being able to meet their needs. Given the scale of our business, the local nuances of the regions we serve, and the complexity of digital cross-border financial services, continued investments in our technology have positioned us for efficiency, innovation velocity, and sustained growth. Our technology approach includes the following:
•Rapid innovation. Our platform enables faster product development and iteration through shared services, modular architecture, and real-time data infrastructure, allowing us to launch new products and features efficiently, test and learn in-market, and expand successful offerings across geographies and customer categories with lower incremental cost;
•Trust and compliance. Our unified risk systems, including electronic Know Your Customer (“KYC”), machine learning-based fraud scoring, and real-time payment authentication, are deployed across our products and provide customers immediate feedback, while adhering to highly complex and evolving global and local regulatory requirements;
•Data advantage. We leverage proprietary data generated from customer transactions across our platform to power intelligent pricing, personalization, and security, all of which support continuous optimization as we scale; and

•AI-powered efficiency. We embed AI across customer-facing experiences and internal workflows to improve speed, accuracy, and cost efficiency. Machine learning further enhances trust, risk management, and forecasting, enabling more intelligent, personalized, and secure interactions across our platform.
Customer Experience
With a focus on simplicity and delight for our customers, we strive to make each customer interaction on our platform fast, intuitive, and effortless. We focus on reducing friction throughout the end-to-end journey while providing clarity, predictability, and confidence that funds will arrive as expected. New customers can typically initiate a transaction with only a few taps after setting up their account and adding their recipient’s information. We have further streamlined the experience for existing customers completing repeat transactions. In addition, we recognize that customers’ needs and preferences vary across corridors and payout method. As a result, we continue to localize the customer journey by tailoring language, payment methods, product selection, and user flow to local preferences.
When issues or delays do occur, we prioritize fast resolution and self-service, whenever possible. Customers can access tools and support content designed to address common questions and issues directly. For customers who prefer live assistance, we provide access through the Remitly Help Center and an AI-powered virtual assistant that reflects our broader use of AI to deliver faster, consistent, and conversational support while maintaining access to associates when needed.
We continuously leverage data-driven insights to improve reliability, reduce friction, and enhance the performance of our products and services. Dedicated teams across product, engineering, design, analytics, compliance, marketing, and customer service are responsible for the envisioning, design, development, and testing of our products and services. The majority of our investment is focused on developing new functionality, expanding global accessibility, improving the customer experience, reducing fraud loss rates, and further enhancing the usability, reliability, and performance of our platform.
Competition
We operate in a highly competitive global cross-border payments and financial services landscape. We compete with a range of providers that vary in scale, geographic reach, regulatory coverage, technology capabilities, and the extent to which their products are designed specifically for cross-border use cases. Competitive dynamics are influenced by factors including trust and reliability, network depth and payout optionality, customer experience, pricing, regulatory compliance, and the ability to operate efficiently at scale. Our competitors generally fall into the following categories:
•Incumbent providers with a scaled legacy footprint. These legacy providers operate extensive networks of brick-and-mortar locations with agents around the world, and have broad brand recognition in certain corridors. While they often offer wide geographic coverage, they typically have been slow to adopt digital solutions, which can result in higher costs, slower settlement times, and more limited customer experiences.
•Traditional banks and global financial institutions. Traditional bank networks offer a wide variety of financial services, including global money movement. While they may benefit from scale and regulatory reputation, they have limited disbursement options and may have burdensome KYC processes that do not cater to global citizens.
•Digital-first cross-border payment providers. These providers aim to provide payments, money transfer, and other financial products with convenience, transparency, and affordability. Some operate at regional or sub-scale levels, with limited corridor coverage, payout options, or licenses, while others may offer global digital services without cash payout capabilities. As a result, many digital-first providers face trade-offs between customer experience and the depth, resilience, or breadth of their underlying payment infrastructure.
•Emerging players focused on complementary financial products and services, and alternative payment solutions. These include digital-only banks, digital wallets, neobanks, and other emerging fintech platforms that typically offer a subset of the financial services offered by traditional banks with a greater emphasis on convenience and user experience. Emerging players also include providers leveraging stablecoins to facilitate cross-border payments, which may offer faster settlement and lower transaction costs than traditional rails, but remain subject to evolving legal, regulatory, and operational considerations. Remitly views stablecoins as an emerging payment rail that may complement the traditional infrastructure where appropriate, by giving customers the option to receive, hold, or spend funds using stablecoin-based payment methods.
•Informal person-to-person channels. Informal methods, such as bringing cash home when global citizens travel and trusting others to deliver cash back home, continue to be used in certain corridors. Established networks of “IOUs” based on documentation or passwords, and other systems of trust-based cash transfers typically lack transparency, regulatory oversight, and consumer protections. As digital alternatives expand in reach, reliability, and accessibility, we believe the share of informal person-to-person channels will likely diminish over time, expanding the addressable market for the formal competitor categories described above.

Digital-first companies, like Remitly, are increasingly gaining market share from legacy providers and traditional banks. We believe that the principal competitive factors across experience, product, network, and technology include:
•Experience. Digital-first companies are focusing on the customer experience, by providing a trusted relationship with customers and their families, especially during challenging times, such as family emergencies or natural disasters. Digital-first companies provide simple and convenient customer experiences, tailored by region and corridor, which appeals to customers and their families on a hyper-local level.
•Product. Digital-first companies have the ability to focus on the product. With the various pay-in and pay-out options, the speed and certainty of transactions is a competitive advantage. Remitly’s diversified product suite supports multiple payment rails, which includes traditional methods and emerging alternative payment options, offering customers flexibility and choice. Digital-first companies are able to provide an adjacent suite of digital-first financial services with fair and transparent product pricing, while providing global and local customer service.
•Network. Digital-first companies leverage their expansive global network to provide a vast array of easy-to-access disbursement options and the ability to accept alternative payment methods.
•Technology. Digital-first companies focus on technological differentiation, through service availability, performance, scalability, and reliability. The ability to innovate continues to be a competitive advantage. Technology also enables continuous customer experience improvements within a complex, highly regulated industry.
By focusing on the unique needs of our customers, we believe that we have built a differentiated and compelling value proposition, and that we compete favorably on the basis of these factors. Specifically, we believe that our digital-first suite of products, our vast global network, our localization expertise at scale, and our data-driven approach create sustainable differentiation in relation to our competitors.
Regulatory Environment
Our business is subject to a wide range of federal, state, and foreign laws, regulations, and supervisory guidance across the globe. The majority of these are applicable to us on the basis of the jurisdictions in which we operate and conduct our activities. These include, without limitation, the United States, Canada, the United Kingdom, and the European Economic Area (the “EEA”). We may also be subject to laws, regulations, and guidance on the basis of the jurisdictions in which recipients receive disbursements. These include India, Mexico, and the Philippines, as well as other receive countries. These laws and regulations include strict requirements intended to help detect and prevent money laundering, terrorist financing, sanctioned persons and activity, fraud, data misuse, theft and misappropriation, and other illicit activity. In addition, the applicable regulatory framework includes laws, regulations, and guidance regarding money transmission and financial services licensing, operational risk frameworks including outsourcing oversight, consumer protections including disclosures, foreign exchange, safeguarding of customer funds, currency controls, unclaimed property, privacy, data sharing, and cybersecurity. The regulatory requirements applicable to our business in any given jurisdiction are typically extensive, complex, frequently evolving, and increasing in scope, and may impose overlapping and/or conflicting requirements or obligations. For more information, see the section titled “Risk Factors—Legal and Compliance Risks.”
We have developed and implemented a compliance program, including our anti-money laundering (“AML”) and consumer protection programs, composed of policies and procedures designed to comply with applicable regulatory frameworks. We also monitor these areas closely to continue to adapt our business practices and strategies to help us comply with the current and evolving regulatory environment.
Anti-Money Laundering
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
As a money services business, we maintain a robust AML compliance program that includes internal policies and controls, designation of AML compliance officers for each of our regulated entities, ongoing employee training and monitoring programs, and annual independent reviews.
Sanctions
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

Sanctions are imposed to address acute foreign policy and national security threats and may change rapidly and unpredictably in response to world events, or domestic or international political developments.
We have implemented policies, procedures, and internal controls that are designed to comply with these economic and trade sanctions programs. These measures include, without limitation, controls designed to prevent transactions to or from countries or territories that are subject to comprehensive sanctions, screening certain transactions and customer information against OFAC and other international government watchlists, blocking funds of persons named on OFAC’s list of Specially Designated Nationals and Blocked Persons and other persons and entities designated as prohibited persons by U.S. and non-U.S. sanctions authorities, and preparing and submitting blocking and other reports as required by relevant authorities.
Anti-Bribery
We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States, the Corruption of Foreign Public Officials Act in Canada (the “CFPOA”), the U.K. Bribery Act in the United Kingdom, and similar laws in the other jurisdictions in which we or our disbursement partners or disbursement sub-partners operate, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of influencing official action or otherwise gaining an unfair business advantage, such as obtaining or retaining business. We maintain a compliance program designed to comply with applicable anti-bribery laws, regulations, and supervisory guidance.
Money Transmission and Stored Value Licensing or Registration
We are subject to licensing and registration requirements in relation to our money transmission and stored value issuance activities on a state-by-state and federal basis in the United States and in almost every other jurisdiction from which our customers initiate transactions, including, but not limited to, Canada, the United Kingdom, and the EEA.
In the United States, we are registered as a Money Services Business with FinCEN, and we hold licenses to operate as a money transmitter (or its equivalent) in the 49 states where such licenses are required, as well as in the District of Columbia and various U.S. Territories. As a licensed money transmitter, we are subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum net worth requirements, customer disclosure requirements, regulatory approval of directors and senior management of the licensed entity, AML and sanctions compliance, third-party risk management requirements, privacy and cybersecurity program requirements, requirements related to unclaimed property and escheatment, and examination by state regulatory agencies. In connection with certain licenses we hold in the United States, there are also different equity holding thresholds that may require a stockholder to obtain regulatory approval prior to exceeding such thresholds.
Outside the United States, we provide services to our customers in a variety of ways. In several jurisdictions, we have obtained licenses or are registered to operate as a money services business, payment service provider, or payment institution, as applicable. In Canada, we are registered with the Financial Transactions and Reports Analysis Centre of Canada as a money services business and are pending registration with the Bank of Canada as a payment service provider. In the United Kingdom, we hold a payment institution license from the Financial Conduct Authority (the “FCA”) and are pending licensure to operate as an electronic money institution, allowing for provision of wallet services. In Ireland, we hold a payment institution license from the Central Bank of Ireland, which permits us to provide certain payment services across the EEA. We are pending approval of an extension of our payment institution license, which would allow for provision of wallet services. We also hold licenses in several other jurisdictions and plan to apply for money transmitter or payment service licenses or their equivalents in additional jurisdictions. Under these licensing regimes and associated regulations and supervision, we are subject to requirements such as capital and safeguarding rules, consumer protection requirements, privacy and cybersecurity requirements (including those under the EU Digital Operational Resilience Act), outsourcing oversight requirements, requirements related to unclaimed property and escheatment, and periodic regulatory examinations. Additionally, in several foreign jurisdictions, we work with disbursement partners to make funds available to recipients, and such partners may be locally licensed businesses or regulated banks subject to compliance requirements with local laws.
Consumer Disclosure and Consumer Protection
We are subject to laws, regulations, and disclosure requirements relating to consumer protection in the United States and other jurisdictions in which we have operations, where such laws, regulations, and supervisory guidance are enforced by numerous government agencies. In the United States, the Consumer Financial Protection Bureau (the “CFPB”) implements, examines compliance with, and enforces federal consumer financial laws governing financial products and services, including the Electronic Fund Transfer Act and its implementing regulation, Regulation E, which includes the Remittance Transfer Rule. The Remittance Transfer Rule requirements include: (1) a disclosure requirement to provide consumers sending funds internationally from the United States with pre-transaction written disclosures and receipts; (2) an obligation to investigate and resolve certain errors, including errors that may be outside our control; and (3) an obligation, upon a customer’s request, and within the statutory time frames, to cancel certain transactions that have not been completed. In the past, the CFPB has issued guidance regarding consumer fees and disclosures. While this is not currently an area of focus for the CFPB, future administrations may examine, and select states are expected to continue examining, companies subject to their jurisdiction for transparency of fees, delivery speed, and exchange rates.
In addition, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive, or abusive acts or practice (“UDAAP violations”). The CFPB has rule-making and enforcement authority to prevent UDAAP violations in connection with any transaction involving a consumer financial product or service. As a larger participant in the industry for international money transfers, we are subject to direct CFPB supervisory authority over our business. This includes the authority to fine and provide consumer restitution for violations and request information and data about our compliance activities. In addition, the CFPB requires that we track and respond to consumer complaints. Select states may further focus on this issue in the absence of oversight by the CFPB.
Similar laws, regulations, and supervisory guidance in the countries where we operate and those where we are licensed apply to our business outside the United States. These include laws, regulations, and supervisory guidance to provide disclosures, an obligation to investigate and resolve certain errors and complaints, and obligations to cancel certain transactions. In addition, there has been an increase in the level and regulatory scrutiny of consumer protection laws, regulations, and supervisory guidance relating to “treating customers fairly.” These laws apply to our international business (including in the United Kingdom and the EEA). In the United Kingdom, the FCA has issued, supervises, and enforces the Consumer Duty that places an obligation on firms to act to deliver good outcomes for retail customers. Similarly, in Ireland, the Central Bank of Ireland has issued a comprehensive revised Consumer Protection Code that sets governance, conduct, and consumer protection requirements with a focus on securing customers’ interests.
Indirect Regulatory Requirements
In addition to the licenses discussed above, we also seek, obtain, and maintain additional licenses to support new products and use cases, and we also are subject to indirect regulatory requirements based on the requirements of our product partners and sponsoring financial institutions. At the current time, none of the businesses supported by these indirect or new licenses is material to our business.
For an additional discussion on governmental regulations affecting our business, please see “Item 1A. Risk Factors—Financial Risks” and “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.
Intellectual Property
Intellectual property and proprietary rights (“IP Rights”) are important to the success of our business. We rely on a combination of copyright, trademark, patents, and trade secret rights in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections to obtain, maintain, protect, defend, and enforce our IP Rights, including our proprietary technology, software, know-how, and brand.
As of December 31, 2025, we owned six U.S. registered trademarks, one pending U.S. trademark application, 135 foreign registered trademarks, and 14 pending foreign trademark applications covering the mark REMITLY, our collapsed Clasped Hand logo, REMITLY (+ Clasped Hand logo), PASSBOOK BY REMITLY, 汇美易 (Hui Mei Yi in Chinese characters), 睿每易 (Rui Mei Yi in Chinese characters), and レミットリ(Remitly in Katakana). These trademarks include six foreign registered trademarks for the REWIRE mark and REWIRE logo resulting from the purchase of Rewire (O.S.G.) Research and Development Ltd. (“Rewire”). We are pursuing additional trademark registrations to the extent we believe it would be beneficial and cost effective. Additionally, we own various common law trademark rights, including in the above referenced marks as well as the REMITLY PROMISES DELIVERED (+ Clasped Hand logo) and the REMITLY ONE mark in the United States and certain other jurisdictions where common law rights are recognized. We also own several domain names, including www.remitly.com.
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
In addition, we license IP from third parties, including under certain open source licenses.
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
Privacy and Cybersecurity
We collect, use, receive, store, transmit, disclose, and otherwise process a wide variety of data and information (including personal information and sensitive personal information) for various purposes in our business. This aspect of our business is subject to numerous laws, rules, regulations, industry standards, and other obligations in the United States and globally. Laws, rules, regulations, industry standards, and proposals in this area have increased significantly in recent years and are expected to continue to do so. Our practices with respect to such data and information are also subject to contractual obligations.
In the United States, various federal, state, and local laws, and industry standards apply to the collection, use, receipt, storage, transmission, disclosure, deletion, and other processing of personal information, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Federal Trade Commission Act, and the Gramm-Leach-Bliley Act (“GLBA”), which continues to be expanded through updated Safeguards Rule requirements. Financial institutions are now subject to enhanced governance, incident response, and service-provider oversight obligations. Updated regulatory standards—including the amended New York Department of Financial Services (“NYDFS”) Cybersecurity Regulation (23 NYCRR Part 500)—impose more prescriptive requirements on risk assessments, cybersecurity programs, encryption, and reporting, all of which apply to us as a licensed money transmitter and regulated entity.
U.S. states have continued to adopt comprehensive privacy and cybersecurity laws in jurisdictions such as California, Virginia, Colorado, Connecticut, Maryland, Texas, and Indiana, with additional states expected to do so in the future. These frameworks impose obligations relating to data minimization, sensitive data opt-outs, restrictions based on improper profiling criteria, security safeguards, and consumer data rights that may exceed federal requirements. Enforcement agency guidance—including from the U.S. Federal Trade Commission, state attorneys general, and financial regulators—continues to evolve, expanding expectations for reasonable data security and disclosures. Such guidance from these entities effectively impose standards for the online collection, use, receipt, storage, transmission, disclosure, deletion, and other processing of personal information. Discussions in Congress regarding a federal privacy law continue, but the timing and scope of any such legislation remain uncertain.
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
Moreover, following the exit of the United Kingdom from the European Union, the GDPR was transposed into U.K. law as supplemented by the U.K. Data Protection Act 2018 (collectively, the “U.K. GDPR”), which continues to impose obligations that are broadly aligned with the GDPR in most material respects. While this alignment supports the continued EU-U.K. adequacy framework, the U.K. now determines its own data protection and enforcement framework, including enforcement capacity and penalty thresholds. For example, under the Data (Use and Access) Act 2025, fines under the Privacy and Electronic Communications Regulations (“PECR”) for electronic communications breaches were increased from £500,000 to align with the U.K. GDPR maximum (the greater of £17.5 million or 4% of global annual turnover). Over time, this independent rule-setting may lead to differences in scope, enforcement, or regulatory approach between the two regimes.
Ongoing legal developments in Europe have created complexity and uncertainty regarding data transfers from the EEA to countries outside of the EEA in respect of which the European Commission or other relevant regulatory body has not issued an adequacy decision. The United Kingdom maintains similar restrictions on transfers of personal data to non-adequate countries, including the United States. While we continue to rely on the standard contractual clauses promulgated and recently substantially revised by the European Commission and the United Kingdom’s International Data Transfer Agreement (or the United Kingdom’s approved international data transfer addendum to the European Union’s standard contractual clauses) for such transfers, in late 2025, we self-certified our participation in the EU-U.S. Data Privacy Framework (and the U.K. Extension). These mechanisms provide a more stable and simplified legal basis for our transatlantic data transfers, while we continue to monitor ongoing regulatory and judicial developments.
Statutory breach-notification requirements continue to increase globally. All U.S. states require notification to individuals affected by data breaches, and many states have increased penalties, broadened application of the law, and/or shortened notification timelines in recent years. Some states have put in place additional obligations applicable to financial institutions or money transmitters specifically. The SEC’s 2023 cybersecurity disclosure rules require disclosure of material cybersecurity incidents within four business days of determining materiality and mandate detailed annual reporting on cybersecurity governance. The Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”)—once its final rule is issued, as early as May 2026—will require reporting of covered cyber incidents to the Cybersecurity and Infrastructure Security Agency (“CISA”) within 72 hours and ransomware payments within 24 hours. The April 4, 2024 proposed CIRCIA rule would expressly bring financial services companies such as us within the definition of covered critical infrastructure entities. Contractual obligations with partners and vendors may also require parallel notifications.
There are a number of pending legislative and regulatory proposals in the European Union, the United Kingdom, and the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. We expect that our efforts to comply with the GDPR, U.K. GDPR, GLBA, NYDFS rules, and other legislative and regulatory requirements will continue to require substantial investments, including investments in compliance processes and technical infrastructure. In addition, some countries are considering or have passed legislation implementing additional privacy and cybersecurity requirements, including requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
Furthermore, the use of AI has attracted regulatory scrutiny in a variety of jurisdictions. Noteworthy efforts include the European Union Artificial Intelligence Act and the Colorado Act Concerning Consumer Protections for Artificial Intelligence. Other jurisdictions have legislation pending. We continue to assess both existing and developing laws in order to ensure timely compliance. Future AI regulation is likely to increase the cost and complexity of delivering our services.
We are engaged in ongoing privacy, cybersecurity, and AI compliance and oversight efforts, including in connection with the requirements of privacy, cybersecurity, and AI laws, rules, regulations, industry standards, and other obligations. Many of these obligations are subject to change, have uncertain and inconsistent interpretation and enforcement, and may conflict with one another, other requirements or obligations, or our practices or the features of our services.

For additional information about privacy, cybersecurity, and associated risks, see the section titled “Risk Factors—Cybersecurity, Privacy, Intellectual Property, and Technology Risks.”
Human Capital
As we continue to grow and serve customers around the world, we strive to build a global team that is open, curious, and values individuals’ unique experiences, backgrounds, strengths, and perspectives. This allows for every Remitly employee around the world to do their best work in service to our customers.
Our Global Team
As of December 31, 2025, we had over 3,200 full-time equivalent employees working out of our global offices or remotely. None of our team members is represented by a labor union or is covered by a collective bargaining agreement. We believe the positive relationship between our customers, our team members, and our mission-oriented culture differentiates us and is a key driver of our business success. Attracting, recruiting, growing, and retaining global talent enables us to deliver on our brand promise to customers and serve our broad set of stakeholders. We are focused on supporting our employees from recruitment and onboarding, to ongoing development, and have implemented programs designed to encourage engagement and personal wellness.
Our Culture and Values
Remitly's cultural values are used as a common language to guide our work, behavior, and decision making every day. We regularly refresh these values to best support our vision, mission, strategic priorities, and company performance. Our values are listed on our corporate website in the Careers section.
Benefits and Compensation
We offer competitive compensation that includes equity to reward high performers and align our employee incentives with the long-term and customer-oriented success of Remitly.
We provide benefits and services that help meet the unique needs of our employees, including medical, dental, and vision insurance, a health savings account with company contribution, family and medical leave, flexible work schedules, paid holidays and vacation time, and mental wellness access, which provides coaching and counseling services for employees and dependents in their household. To support parents and families, we offer benefits so all employees on any path to parenthood have 24/7 access to virtual care, ranging from prenatal support and family planning, to delivery, postpartum, and pediatrics. In the United States, we sponsor a 401(k) plan that includes a matching contribution and offer financial coaching through a third-party provider. We also offer an employee stock purchase plan to enable eligible employees to purchase shares of common stock at a discount via accumulated payroll deductions.
Corporate Philanthropy
Pledge 1%
Our Pledge 1% commitment publicly acknowledges our intent to give back and expand our social impact in order to sustainably further our vision. As such, in July 2021, our board of directors approved the reservation of up to 1,819,609 shares of our common stock (which was approximately 1.0% of our fully diluted capitalization as of June 30, 2021) that we may issue to or for the benefit of a 501(c)(3) nonprofit foundation or a similar charitable organization pursuant to our Pledge 1% commitment in equal installments over ten years. From 2021 to 2025, we have donated 181,961 shares of our common stock each year to the Remitly Foundation, a donor advised fund at Rockefeller Philanthropy Advisors. We also have a multifaceted social good program that aligns with our Pledge 1% philanthropic commitment.
Corporate and Employee Giving
We are committed to corporate and employee-giving programs that align with our long-term impact priorities, as detailed in our most recent Impact Report available on our investor relations website.
Our initiatives include a multi-year partnership with a global micro-lending nonprofit to advance financial security and resilience around the world. Additionally, we support communities affected by disasters through our disaster response program, prioritizing direct support to our customers and their loved ones. This includes philanthropic donations to aid in recovery efforts and strengthen community resilience for the future. These programs reflect our ongoing commitment to making a positive impact on our customers, their families, and the global communities we serve.
Available Information
Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our investor relations website as soon as reasonably practicable after we file or furnish such material electronically with the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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
•We partner with third parties to support fulfillment of our services, including risk management, payment processing, customer support, cloud hosting, and disbursement, which exposes us to risks outside of our control;
•Cyberattacks, cybersecurity breaches, service outages, or other similar incidents could result in serious harm to our business, financial condition, operating results, reputation, and future prospects;
•We are subject to numerous privacy, cybersecurity, and AI laws, rules, regulations, industry standards, and other obligations across multiple jurisdictions which are highly complex, overlapping, frequently changing, and which create compliance challenges;
•Use of our service for illegal, improper, or fraudulent activities could harm our business, financial condition, operating results, reputation, and future prospects;
•Failure to comply with anti-corruption laws and sanctions laws, anti-terrorist financing laws, anti-money laundering laws, and similar laws could subject us to penalties and other adverse consequences;
•We are exposed to the risk of loss or insolvency if our disbursement partners fail to disburse funds according to our instructions or become insolvent, or funds are disbursed before customer funds are guaranteed to be sufficient;
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
•If one or more of our counterparties, including financial institutions, aggregators, and local cash pick-up institutions where we have cash on deposit, or our lenders and potential hedging counterparties default on their financial or performance obligations to us or fail, we may incur material losses; and
•Our customers and business operations in countries and regions that account for a significant amount of our send volume and our operations are exposed to rapid changes in laws and the enforcement of laws, macroeconomic conditions, and geopolitical developments that expose us to a risk of loss and could adversely affect our business, financial condition, operating results, and future prospects.

Business and Industry Risks
We operate in a highly competitive and evolving industry and may be unable to compete successfully against existing and future competitors that employ a variety of existing business models and technologies or new innovations.
The industry for cross-border payments is global, highly competitive, and fragmented and includes a mix of traditional and digital players. This includes monoline remittance companies as well as competitors that offer multiple financial services, including cross-border payments. These competitors include traditional banks and global financial institutions, digital-first cross-border payment providers, digital-only banks, digital wallets, neobanks, and other emerging fintech platforms. Some competitors are significantly larger than we are and have longer operating histories, more scale and name recognition, and more resources to deploy. We also compete against smaller, country-specific companies, banks, and informal person-to-person money transfer service providers that may be better positioned to effectively tailor products and services, marketing, and regulatory compliance to local preferences and requirements.
Some of these competitors may introduce new products or services that render us unable to retain our existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. In addition, these competitors use a variety of funding, money measurement, and pricing methodologies that may be more attractive to customers in some geographies or demographics. If our pricing strategy were to prove unappealing to our customers for any reason, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our business, financial condition, operating results, and future prospects.
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
Our products and services rely on technology-driven systems that require innovation to remain competitive. Our process for innovation is complex and relies upon both internally developed and third-party technologies and services, including automation, AI, machine learning, and cloud-based and other emerging technologies. We may not be able to make product or technological improvements as quickly as our competitors or as demanded by our customers, or to market them effectively, which could harm our ability to attract or retain customers. This includes the incorporation of AI technologies. In addition, we continue to develop new products and services, including products and services complementary to our current offerings, which requires ongoing investment. New products and services are inherently risky, due to, among other things, risks associated with the product or technology underlying the service not performing at all, or not performing as expected, customer acceptance, technological outages or failures, applicable legal and regulatory requirements, or failure to meet customer or industry expectations. As a result, we could experience increased claims, reputational damage, or other adverse effects, any of which could be material. The profile of potential customers using our new products and services also may not be as attractive as the profile of the customers that we currently serve, which may lead to higher customer acquisition costs or losses than we have historically experienced. Additionally, we can provide no assurance that we will be able to develop, commercially market, and achieve acceptance of any new products and services, and we may also fail to accurately predict the demand for, or growth of, such offerings in the future. Finally, our investment of resources, including management attention and talent allocation, to develop new products and services, or make related changes or updates to our services, may either be insufficient or result in expenses or losses of alternative growth opportunities that exceed the revenue actually generated from these new offerings.
It is also possible that these new products may not return our investment or be profitable, or may experience disruptions in development or availability as a result of a variety of factors outside our control, which may have an adverse effect on our business, financial condition, operating results, and future prospects. See the section titled “Risk Factors—General Risks.” Additionally, the majority of our customers access our products through our website, our mobile app, or messaging services, and we must ensure that our offerings are optimized for such devices or messaging services, and that our mobile apps are interoperable with popular third-party mobile operating systems such as Google Android and Apple iOS. If we are unable to successfully and in a timely fashion innovate and improve our existing products and achieve acceptance, and continue to deliver a superior customer experience, our growth, business, financial condition, operating results, and future prospects could be impacted.
We have grown rapidly in recent years and have limited operating experience at our current scale. If we are unable to manage our growth effectively, our business and operating results may be impacted. We also may not be able to sustain our growth rate in the future.
We have experienced rapid growth in recent periods, which places substantial demands on our management and operational resources. We expect we will need to continue to enhance our operational, financial, and management controls and our reporting systems and procedures to manage this growth.

Further, as we continue to grow, our business becomes increasingly complex and requires more resources. We have expended and anticipate continuing to expend, significant resources on expanding our infrastructure, streamlining our business and management processes, and strengthening other operational areas. Continued growth could strain our existing resources, and we could experience operating difficulties in managing our business across numerous jurisdictions. Failure to effectively scale could harm our future success, including our ability to retain and recruit personnel and to effectively focus on our growth strategy.
Our limited operating history and experience may also lead to deficiencies in our governance and operational structures, including with respect to our internal controls, resulting in inefficient decision-making, internal oversight, or other operational inefficiencies, as well as regulatory risks, failures to identify and capitalize on growth opportunities, and reputational damage. If our controls, policies, and procedures are not fully effective or we are not successful in identifying and mitigating significant risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation, or be subject to litigation or regulatory actions that could affect our business, financial condition, operating results, and future prospects.
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
We partner with third parties to support fulfillment of our services, including risk management, payment processing, customer support, cloud hosting, and disbursement, which exposes us to risks outside of our control.
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
Our third-party partners also support our business operations and processes, including customer support services, from their various locations around the world. If such third-party partners choose to cease operations or otherwise become unable to provide the business process support services for which they are contracted by us, we risk having delays in customer service or other interruptions in our business operations, which can have a detrimental effect on our reputation and ultimately lead to a loss of customers.
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
Our business is largely driven by and reliant on customer trust in our delivery of cross-border financial services. The pricing and reliability of our service, the security of personal information (including sensitive personal information) of our customers, and a responsive and effective customer support function are each critical elements for the maintenance of this trust. Any significant interruption in either our internal or our partners’ risk management, payment processing, or disbursement systems could reduce customer confidence in our services. In addition, any actual, reported, or perceived cyberattack, cybersecurity breach, service outage, or other similar incident with respect to our systems or networks, or violation of our privacy or cybersecurity policies, or applicable legal, regulatory, or contractual obligations that results in a compromise of customer data or causes customers to believe their data has been compromised, could have a significant negative effect on our business. Legal claims and regulatory enforcement actions could also arise in response to these events, which would further exacerbate erosion of customer trust and potentially result in operating losses and liabilities. If we are unable to maintain affordable pricing, deliver services reliably and securely, or address customer support issues in an effective and timely manner, our business, financial condition, operating results, reputation, and future prospects could be harmed. In addition, any erosion in confidence in digital financial service providers as a means to transfer money generally could have a similar negative effect on us.

We transfer large sums of customer funds daily and are subject to the risk of loss due to errors or fraudulent or illegitimate activities of customers or third parties, any of which could result in financial losses or damage to our reputation and trust in our brand, which would harm our business and financial results.
Our business is subject to the risk of financial losses as a result of operational errors, fraudulent activity, employee misconduct, or other similar actions or errors on our or our partners’ solutions. Such behavior, either by our employees, vendors, counterparties, or other third parties, may include fraudulent actions; breaches of applicable laws, rules, or regulations; breaches of contractual obligations, including confidentiality or non-disclosure agreements; or failure to adhere to our policies and procedures or those of our partners and other counterparties. We have been, in the past, and will continue to be, subject to losses due to software errors in our systems and operational errors by our employees and third-party service providers. In addition, we also are regularly targeted by parties who seek to commit acts of financial fraud, using a variety of techniques, including stolen bank accounts, compromised business email accounts, employee fraud, account takeover, and false account creation. We are also routinely targeted for illegitimate transactions, including transactions to facilitate money laundering, and transactions in which customers authorize transfers requested by third parties under false or misleading pretenses (“scams”). These risks are inherently greater for us because many of our corridors for global money movement transactions are from developed to developing economies, which have traditionally been highly targeted by bad actors perpetrating fraud or other unwanted activity. We also in certain instances have a business practice of transferring money to recipients before funds are actually received from our customers, which also increases these risks.
The methods used to perpetrate these illegal activities are continually evolving, and we expend considerable resources to detect, monitor, and prevent them. Our risk management efforts may not effectively prevent, and we may suffer losses from, these errors and activities and, in some cases, our usual risk allocation agreements and insurance coverages may not be sufficient to cover these losses. We have experienced transaction losses of $84.2 million, or 0.11%, $57.9 million, or 0.11%, and $39.0 million, or 0.10%, of total send volume in connection with such errors, fraud, and misconduct in the years ended December 31, 2025, 2024, and 2023, respectively. We expect that losses of similar or greater magnitude may occur again in the future. If any of these errors or illegitimate or fraudulent activities are significant, we may be subject to regulatory enforcement actions and termination of services provided by third parties. We may also suffer significant losses or reputational harm, and our business, financial condition, operating results, and future prospects could be adversely affected.
Our failure to manage our customer funds properly could materially harm our business.
We hold a substantial amount of funds belonging to our customers, including funds in process of being transferred, at third-party financial institutions. We hold, and in certain jurisdictions are required to hold and segregate, eligible assets equal to at least 100% of the aggregate amount of all customer funds held by our licensed entities. Our ability to manage and accurately account for the assets underlying our customer funds and comply with applicable asset requirements and applicable regulations requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we must continue to strengthen our associated internal controls. Our success requires our customers’ confidence in our ability to properly manage customer balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to appropriately manage our customer funds in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our services and products, and result in significant penalties and fines and additional restrictions, which could materially harm our business, financial condition, operating results, and future prospects.
In prior periods, we have experienced operating losses, and there is no assurance that our business will remain profitable.
We were incorporated in 2011 and have, in the recent past, experienced annual net losses. Although we generated net income of $67.9 million in the year ended December 31, 2025, we incurred losses of $37.0 million and $117.8 million in the years ended December 31, 2024, and 2023, respectively. While we have experienced significant revenue increases and achieved profitability on an Adjusted EBITDA basis, and on a generally accepted accounting principles (“GAAP”) basis in fiscal year 2025, if the assumptions we use to plan our business are incorrect or change, or if we are unable to maintain consistent revenue, it may be difficult to maintain profitability. Our revenue from any prior quarterly or annual periods should not be relied upon as an indication of our future revenue or revenue growth. Further, we have historically spent, and intend to continue to spend, significant funds to further develop and secure our services, develop new products and functionalities, invest in marketing programs to drive new customer acquisition, expand strategic partner integrations, and support international expansion. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may also face increased compliance and security costs associated with our continued growth and the expansion of our customer base and corridors. Our financial performance each quarter is also impacted by circumstances beyond our control, such as corridor mix, revenue mix, and seasonality. We may incur significant losses in the future for several reasons, including the risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, our business, financial condition, operating results, and future prospects may be adversely affected. For more information, see the section titled “Risk Factors—Financial Risks.”
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $1.6 billion, $1.3 billion, and $944.3 million, and our send volume was $74.9 billion, $54.6 billion, and $39.5 billion, for the years ended December 31, 2025, 2024, and 2023, respectively. Although a large market segment for cross-border financial services remains untapped by us, our growth rate may decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
•maintain the rates at which customers transact on our service;

•attract new customers;
•expand the functionality and scope of the products we offer, including by successfully developing and commercializing products and services complementary to our current offerings;
•price our services competitively;
•attract and retain strategic partners;
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
We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our industry, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to sustain profitability. Additionally, if we fail to address the risks and difficulties that we face, including those associated with the factors listed above as well as those described elsewhere in this “Risk Factors” section, our growth rate may be adversely affected. You should not rely on our growth rate in the number of customers, revenue, or send volume for any prior quarterly or annual periods as any indication of our future revenue, revenue growth, or other metrics of our financial performance.
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
Cyberattacks, cybersecurity breaches, service outages, and other similar incidents continue to increase in frequency and severity, evolve in nature, and become more sophisticated (including through the increased use of AI) and may evade detection for substantial periods of time. Moreover, we regularly encounter attempts to create false or undesirable accounts or take other actions on our systems for purposes such as spamming, spreading misinformation, or other objectionable ends. Threats to our computer systems and networks and those of third parties with whom we partner may come from a variety of sources, including organized criminal threat actors, terrorists, hacktivists, nation states, state-sponsored organizations, and other external threat actors with significant financial and technological resources, any of which may see the effectiveness of their efforts enhanced by the use of AI. In addition, working remotely and using private networks to access the internet may further exacerbate risks associated with cyberattacks, cybersecurity breaches, service outages, and other similar incidents as private environments and electronic connections to our work environment may not have the same security measures as those deployed in our offices.
We, like other financial technology organizations, have experienced from time to time, or may experience in the future, cybersecurity incidents, including, among other things, advanced and persisting cyberattacks, ransomware, cyber extortion, phishing, and social engineering schemes, the introduction of computer viruses or other malware, computer hacking, fraudulent use attempts (including attempts to create false or undesirable accounts or take other actions on our service for purposes such as spamming, spreading misinformation, or other objectionable ends), denial-of-service attacks, credential stuffing, and the physical destruction of all or portions of our IT infrastructure and those of third parties with whom we partner, due to, among other things, human error, fraud, malice, malfeasance, insider threats, system errors or vulnerabilities, accidental technological failure, or other irregularities on the part of employees, contractors, vendors, or other third parties.
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

While we maintain insurance policies, our coverage may be insufficient to compensate us for all losses caused by cyberattacks, cybersecurity breaches, service outages, or other similar incidents, and any such incidents may result in increased costs for such insurance. We also cannot ensure that our existing cybersecurity insurance coverage will be sufficient to cover the assertion of one or more large claims against us, continue to be available on acceptable terms, or at all, or that the insurer will not deny coverage as to any future claim.
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
We are subject to numerous privacy, cybersecurity, and AI laws, rules, regulations, industry standards, and other obligations across multiple jurisdictions which are highly complex, overlapping, frequently changing, and which create compliance challenges that may expose us to substantial costs, liabilities, or loss of customer trust. Our actual or perceived failure to comply with these obligations could harm our business.
The various privacy and cybersecurity laws, rules, regulations, industry standards, and other obligations with which we must comply, including with respect to technologies, such as cloud computing, AI, and machine learning, are complex and evolving. In addition, state, federal, and foreign lawmakers and regulatory authorities have increased their attention on the collection, use, receipt, storage, transmission, disclosure, and other processing of personal information, and increasing fraudulent activity and cyberattacks have encouraged further legislative and regulatory intervention in the financial technology industry. Moreover, many jurisdictions in which we operate have or are developing laws and regulations that protect the privacy and security of sensitive and personal information. Further, we have internal and publicly posted privacy policies regarding our collection, use, receipt, storage, transmission, disclosure, and other processing of personal information, and the publication of such privacy policies and other documentation that provide commitments about privacy and cybersecurity can subject us to potential enforcement actions and litigation if they are found to be deceptive, unfair, or otherwise misrepresentative of our actual practices. Our agreements with third parties, including significant agreements with payment processors, credit card and debit card issuers, and bank partners also contain contractual commitments related to privacy and cybersecurity with which we are required to adhere.
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
The efficient and uninterrupted operation of technologies that we use to deliver our services is essential for the customer experience. This includes maintaining ready customer access and acceptable load times for our services at all times. Our systems and operations and those of third-party partners have experienced, or may experience in the future, interruptions or degradation of service availability due to a variety of events including cyberattacks, cybersecurity breaches, service outages, and other similar incidents; insider threats; hardware and software defects or malfunctions; development delays; installation difficulties; human error; earthquakes, hurricanes, floods, fires, and other natural disasters; public health crises (including epidemics or pandemics such as the COVID-19 pandemic); power losses; disruptions in telecommunications services; fraud; military or political conflicts; terrorist attacks; or other events. In addition, our service is currently vulnerable to downtime should a major physical disaster or other event affect the west coast of the United States, where our cloud services provider is based and our physical system architecture resides. While we have backups for these systems, our service would be unavailable for some time were our normal systems to go down. We also have disaster recovery programs in place, but they have not been tested under actual disaster conditions and the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. To the extent we cannot effectively address capacity constraints, upgrade our systems, or implement redundant systems as needed, and continually develop our technology to maintain sufficient system availability, new or existing customers may seek other services and may not return to our services as often in the future, or at all. If our service is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may lose trust in our service or determine that our services are unreliable or too slow to meet their needs. This would harm our ability to attract new customers and could decrease the frequency with which existing customers use our website and mobile solutions. As a result, our business, financial condition, operating results, reputation, and future prospects could be harmed.
If we are unable to adequately obtain, maintain, protect, defend, or enforce our IP Rights, our business, financial condition, operating results, reputation, and future prospects could be harmed.
Our brand and proprietary technology, trademarks, service marks, trade names, copyrights, domain names, trade dress, patents, trade secrets, and other IP Rights that support our brand are important to our business. We rely on, and expect to continue to rely on, a combination of intellectual property laws, technological restrictions, provisions in our terms of service, and contractual provisions including confidentiality, invention assignment, and license agreements with our employees, contractors, consultants, and other third parties with whom we partner, to establish and protect our brand, proprietary technology, and other IP Rights. Such contractual provisions may not be self-executing and may not otherwise adequately protect our IP Rights, particularly with respect to conflicts of ownership relating to work product generated by employees, contractors, consultants, or other third parties with whom we partner, and we cannot be certain that such contractual provisions will not be breached or that third parties will not gain access to our trade secrets or other confidential information.
Effective obtainment and protection of our IP Rights may not be available in every jurisdiction in which we offer our services and, where such laws are available, our efforts to obtain and protect such rights may not be sufficient or effective and such rights may be found invalid or unenforceable or narrowed in scope. In particular, the laws of some foreign countries, particularly certain developing countries, do not favor the enforcement of IP Rights to the same extent as U.S. laws. This could make it difficult for us to stop the infringement, misappropriation, or other violation of our IP Rights, and potentially interfere with our ability to market and promote our brands, products, and services. Any failure to adequately obtain, maintain, protect, defend, or enforce our IP Rights, or significant costs incurred in doing so, could materially harm our business, financial condition, operating results, reputation, and future prospects.
Our use and provision of AI-powered solutions could lead to operational or reputational damage, legal and regulatory risk, and additional costs.
We use AI in certain aspects of our business and operations, including in our Help Center’s virtual assistant. There are evolving risks involved in utilizing AI, and no assurance can be provided that the usage of such AI-powered solutions will enhance our business, help our operations become more effective, efficient, or profitable, or otherwise result in our intended outcomes. The models underlying our AI-powered solutions may be incorrectly or inadequately designed or implemented. They may also be trained on, or otherwise use, biased, incomplete, inaccurate, misleading, or poor-quality data or algorithms, any of which may not be easily detectable. AI-powered solutions may also be adversely impacted by unforeseen defects, technical challenges, cyberattacks, cybersecurity breaches, service outages or other similar incidents, or material performance issues. Accordingly, our use of AI-powered solutions may inadvertently reduce our effectiveness and efficiency or generate unintentional or unexpected outputs (including any AI-generated content, analyses, or recommendations) that are, or are perceived to be, biased, incomplete, inaccurate, misleading, poor-quality, unethical, or otherwise deficient or flawed; do not match our business goals, standards, or values; do not comply with our policies or procedures; harm our brand or reputation; negatively impact customers or partners; or otherwise interfere with the performance of our business. Further, our competitors or other third parties may incorporate AI into their business or operations more quickly or more successfully than us, which could reduce customer demand for our products and services and impair our ability to compete effectively.

We may not have adequate rights to use the data on which our AI-powered solutions rely. To the extent that we do not have sufficient rights to use the data used in, or produced by, the AI-powered solutions employed in our business and operations, we may be subject to litigation by the owners of the content or other materials that comprise such data. Further, any content or other output created by us using AI-powered solutions may not be subject to copyright protection, which may adversely affect our ability to commercialize or use, or the validity or enforceability of any IP Rights in, such content or other output. In addition, the use of AI by other companies has resulted in, and our use of AI may in the future result in, cyberattacks, cybersecurity breaches, service outages, or other similar incidents, including those that implicate the confidential and personal information of users of AI-powered solutions. If any of our employees, contractors, third-party providers, or other third parties with whom we partner input confidential or personal information while using any third-party AI-powered solution in connection with our business or the products, solutions, and services they provide to us, such practice may lead to the inadvertent disclosure of such confidential or personal information, which may impact our ability to realize the benefit of, or adequately obtain, maintain, protect, defend, and enforce our IP Rights in, such information or otherwise harm our competitive position, reputation, or business. Any of the foregoing could adversely affect our reputation and expose us to legal liability or regulatory risks, including with respect to third-party IP Rights or privacy, publicity, contractual, or other rights.
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
We license certain third-party IP Rights that are important to our business, including technologies, data, content, and software from third parties, and in the future, we may license additional valuable third-party IP Rights. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license, which would cause us to lose valuable rights and could prevent us from selling our products and services or inhibit our ability to commercialize current or future products and services. Our business may suffer if any current or future licenses or other grants of rights to us terminate; if the licensors (or other applicable counterparties) fail to abide by the terms of the license or other applicable agreement; if the licensors fail to maintain, protect, defend, or enforce the licensed IP Rights against infringing third parties; or if the licensed IP Rights are found to be invalid or unenforceable. Third parties from whom we currently license IP Rights could refuse to renew our agreements upon their expiration or could impose additional terms and fees that we otherwise would not deem acceptable requiring us to obtain IP Rights from another third party, if any are available, or to pay increased licensing fees or be subject to additional restrictions on our use of such third-party IP Rights.
In the future, we may also identify additional third-party IP Rights that we may need to license or otherwise obtain rights to in order to conduct our business, including to develop or commercialize new products and services. However, such licenses or other grants of rights may not be available on acceptable terms, or at all. The licensing or acquisition of third-party IP Rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party IP Rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, brand recognition, capital resources, and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign, license, or otherwise grant rights to us. Even if such licenses or other grants of rights are available, we may be required to pay the licensor (or other applicable counterparty) substantial royalties, which may affect the margins on our products and services. In addition, such licenses or other grants of rights may be non-exclusive, which could give our competitors access to the same IP Rights licensed to us. Failure to obtain the necessary licenses or otherwise obtain adequate grants of rights on favorable terms, or at all, could prevent us from commercializing products and services or otherwise inhibit our ability to commercialize current or future products and services, which could impact our competitive position, business, financial condition, operating results, reputation, and future prospects.

Assertions by third parties of infringement, misappropriation, or other violations by us of their IP Rights could result in significant costs and substantially harm our business and operating results.
Intellectual property disputes are common in our industry. We have, and may in the future become, involved in lawsuits to obtain, protect, defend, or enforce our IP Rights, and we may be subject to claims by third parties that we have infringed, misappropriated, or otherwise violated their IP Rights. Some companies in our industry, including some of our competitors, own large numbers of patents, copyrights, trademarks, and trade secrets which they may use to assert claims against us. Third parties have asserted and may in the future assert claims of infringement, misappropriation, or other violations of IP Rights against us, just as we have and may in the future do so against them. As the number of services and competitors in our industry increases and overlaps occur, claims of infringement, misappropriation, and other violations of IP Rights may increase. Claims of infringement, misappropriation, or other violation of IP Rights by a third party, even those without merit, have caused us to incur costs defending against the claims, and could in the future cause us to incur costs defending against the claims and could distract our management. In addition, an adverse outcome of a dispute may require us to: pay substantial damages; cease making, licensing, or using products, services, or intellectual property that are alleged to infringe, misappropriate, or otherwise violate the IP Rights of others; change or cease using elements of our IP portfolio; expend additional development resources to attempt to redesign our products and services or otherwise develop non-infringing assets or technology, which may not be successful; enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or IP Rights; and indemnify our disbursement partners and other third parties with whom we partner. Royalty or license agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could harm our business, financial condition, operating results, and future prospects.
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
Our customers access our product offerings increasingly through mobile phones and also through the use of various hardware devices, browsers, messaging services, and software platforms. If any of the devices, browsers, messaging services, or software platforms that our product offerings depend upon change features of their application programming interfaces (“APIs”), discontinue their support of such APIs, restrict our access to their APIs, or alter the terms governing their use in a manner that is adverse to our business, we will not be able to provide compatible product offerings, which could significantly diminish the value of our product offerings and harm our business, financial condition, operating results, and future prospects.
The functionality and popularity of our product offerings depend, in part, on our ability to integrate our systems with the systems of our strategic partners. These strategic partners periodically update and change their systems, and although we have been able to adapt our systems to their evolving needs in the past, there can be no guarantee that we will be able to do so in the future. While we have multiple API integrations and certain partner redundancies built into our systems, if we are unable to adapt to the needs of our strategic partners’ systems, our global money movement process may be interrupted or delayed, and our strategic partners may terminate their agreements with us, leading to a loss of access to large numbers of customers at the same time and consequent negative impact on our growth and customer retention.

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
In particular, the U.S. Consumer Financial Protection Bureau (“CFPB”) is largely responsible for administering regulations and adopting new regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. Given the uncertainty with respect to the CFPB’s operations, it may be that select states will seek to fill this consumer protection void, potentially issuing a patchwork of regulations that may increase our compliance costs and litigation exposure. Such regulations could harm our business, financial condition, operating results, and future prospects, and force us to change the way we operate our business.
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
Our service is subject to a variety of laws and regulations worldwide, and a large number of regulatory and enforcement authorities in each of the jurisdictions in which we operate. Regulators across the globe subject financial sector institutions, including us, to intense review, supervision, and scrutiny. This heightened level of review and scrutiny or any changes in the existing regulatory supervision framework increases the possibility that we will face adverse legal or regulatory actions. Regulators regularly review our operations, and there can be no guarantee that all regulators will agree with our internal assessments of the applicability of certain laws, regulations, or regulatory policies to our products, or our compliance with applicable laws, regulations, or regulatory policies.
We have been examined, and may continue to be subject to examination by the CFPB, which has defined participants of the international money transfer market that make at least one million aggregate annual international money transfers, such as Remitly, to be “larger participants” subject to such supervisory examination. At this time, the CFPB has the authority to examine and supervise us and our larger competitors. While this activity has largely paused at the federal level, state regulators may seek to fill this void. In the past, the CFPB has used information gained in these examinations as the basis for enforcement actions resulting in settlements involving monetary penalties and other remedies. State regulators may adopt a similar posture.
Regulators may take formal or informal actions against us. Such formal or informal actions might subject us to additional compliance obligations or litigation or force us to adopt new compliance programs or policies, remove personnel including senior executives, provide remediation or refunds to customers, or undertake other changes to our business operations.
Any failure or perceived failure to manage our legal and regulatory risk in the many jurisdictions in which we operate could cause our business to suffer, harm our reputation, and subject us to additional legal and regulatory risks. This could, in turn, increase the size and number of claims and damages asserted against us and/or subject us to regulatory investigations, enforcement actions, or other proceedings, or lead to increased regulatory concerns. We may also be required to spend additional time and resources on remedial measures and conducting inquiries, beyond those already initiated and ongoing, which could have an adverse effect on our business. Similarly, a failure to comply with the applicable regulations in various jurisdictions by our employees, representatives, and third-party service providers either in or outside the course of their services, or suspected or perceived failures by them, may result in further inquiries or investigations by regulatory and enforcement authorities and in additional regulatory or enforcement action against either us, or such employees, representatives, and third-party service providers.
While we have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, there are a number of risks that cannot be completely controlled. Our international presence, especially in higher-risk jurisdictions such as the United Arab Emirates, the Philippines, and India, has led to increased legal and regulatory risks. Regulators in every jurisdiction in which we operate have the power to restrict our operations or bring administrative or judicial proceedings against us (or our employees, representatives, and third-party service providers), which could result, among other things, in suspension or revocation of one or more of our Licenses, cease and desist orders, fines, civil penalties, criminal penalties, or other disciplinary action which could materially harm our business, financial condition, operating results, reputation, and future prospects. Expansion into additional jurisdictions also increases the complexity of our risks in a number of areas including currency risks, interest rate risks, compliance risk, regulatory risk, reputational risk, and operational risk. We, or our employees, may from time to time, and as is common in the financial services industry, be the subject of inquiries, examinations, or investigations that could lead to proceedings against us or our employees.
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
We offer our customers the ability to fund transactions utilizing their credit card or debit card. We also offer bank funding and alternative payment methods. Because these are card-not-present/online/non face-to-face transactions, they involve a greater risk of fraud. We also release some funded transactions for disbursement prior to our receiving funds from our customers, which exposes us to repayment risk in the event that these customers have insufficient funds in their bank account or their transactions are otherwise invalidated. Additionally, we carry chargeback liability for a large portion of disputed card payment transactions. In addition, our global money movement product facilitates payments to jurisdictions which may in some cases have higher levels of illegal or improper payments. For example, the United States to Colombia and United States to Nigeria payment corridors have historically been characterized by a high volume of fraudulent payments and are thus particularly high-risk.
Our payment system may have been, and may in the future be, utilized for illegal, improper, and fraudulent uses in the past, and we cannot guarantee that our policies, procedures, and internal controls, or insurance, would adequately protect our business, maintain our continued ability to operate in the jurisdictions that we serve, or protect our reputation, especially if such illegal, improper, or fraudulent activities were discovered to have taken place on our service in the future.
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
Our business could be harmed if a local, state, federal, or foreign government were to levy taxes on money transfers. Taxes on some money transfers have been enacted at the federal level and in one state, and proposed periodically in other states in the United States. Budget shortfalls and sentiment towards immigration in the United States and many jurisdictions could lead other states and jurisdictions to impose similar fees and taxes, as well as expand the existing excise tax beyond cash-based transactions and increase unclaimed property obligations. Such fees or taxes, and any related regulatory initiatives, may be implemented in a manner that conflicts with other laws to which we are bound or in a manner with which we are unable to comply, and noncompliance could harm our business. It is possible that governments of one or more countries may seek to censor content available on our website and mobile solutions or may even attempt to completely block access to our website or mobile solutions. Adverse legal or regulatory developments could harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be harmed and we may not be able to maintain or grow our revenue as anticipated.
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
The risk of non-compliance is exacerbated when we introduce new products or services that subject us to new laws and regulations. In addition, as we expand and localize our international activities, we may become increasingly obligated to comply with the laws of the countries in which we operate, and the applicability of certain laws, regulations, or regulatory policies to our products may be uncertain. In addition, because our services are accessible worldwide and we facilitate global money movement transactions and the provision of other services to customers who are citizens of, or who are residing in, a growing number of countries, one or more jurisdictions may claim that we are required to comply with their laws. Local regulators may use their power to slow or halt payments to our customers in those jurisdictions or may take other actions to enforce their laws. Such regulatory actions or the need to obtain Licenses could impose substantial costs and involve considerable delay in the provision or development of our services in a given jurisdiction, or could require significant and costly operational changes or prevent us from providing any services in a given jurisdiction. Additionally, external factors such as economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from disbursement partners, or to recoup funds that have been advanced to disbursement partners, and as a result could adversely affect our business, financial condition, operating results, and future prospects. In addition, the quality and reliability of telecommunications and infrastructure in some developing countries, including countries where we have a large number of transactions, creates operational risks for us and our disbursement partners.
Policy-makers have also discussed expanding the existing excise tax in the United States beyond 1% and the current limitation to cash-based or cash-like instruments. Further, one state and an unincorporated U.S. territory have passed laws imposing a fee on certain money transfer transactions, and certain other states have proposed or are considering similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions as well. The approach of policy-makers and the ongoing budget shortfalls in many jurisdictions, combined with current and future federal action or inaction on immigration reform, may lead other states or localities to impose similar taxes or fees or other requirements or restrictions. Foreign countries in similar circumstances have invoked and could continue to invoke the imposition of sales, service, or similar taxes, or other requirements or restrictions, on money transfer services. A tax, fee, or other requirement or restriction exclusively on money transfer services by us could put us at a competitive disadvantage to other means of cross-border payments that are not subject to the same taxes, fees, requirements, or restrictions. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs, such as efforts by various central banks to connect their real-time payment rails, as well as federal legislation in the United States creating an optional payments charter. Such initiatives may have a material adverse impact on our business, financial condition, operating results, and future prospects.
In addition, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce in general and cross-border payments in particular. New or revised international, federal, state, or local tax regulations may subject us or our customers to additional sales, income, and other taxes and would likely increase the cost of doing business online and decrease the attractiveness of using our mobile services. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could harm our business and operating results.
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
We work with disbursement partners in various receive jurisdictions whom we believe are complying with local laws and regulations and whom we require via contract to comply with applicable local laws and regulations. We rely on such disbursement partners to facilitate transactions with recipients in their local jurisdictions, and such disbursement partners could fail or be unable to satisfy their obligations to us. This could lead to our inability to access funds and/or credit losses for us and could adversely impact our ability to conduct our business.
Our services are regulated by state, federal, and foreign governments, regulators, and agencies. Many of our disbursement partners are banks that are heavily regulated in their home jurisdictions. Our non-bank disbursement partners are also subject to various regulations, including money transfer regulations. We contractually require regulatory compliance as a condition to our continued relationship with our disbursement partners, perform due diligence on them, and monitor them periodically with the goal of meeting regulatory expectations. However, there are limits to the extent to which we can monitor and confirm their regulatory compliance. Any determination that our disbursement partners or the sub-disbursement partners of our aggregator disbursement partners have violated laws and regulations could damage our reputation and customer trust in our brand and services, and may ultimately lead to regulatory action against us by our regulators. It is possible that in some cases we could be liable for the failure of our disbursement partners to comply with laws or regulations, or to exercise sufficient oversight over their vendors and agents, which also could harm our business, financial condition, operating results, and future prospects.
Failure to comply with global and evolving marketing laws could subject us to claims or otherwise harm our business.
Our marketing practices rely upon a wide range of referral programs, exchange rate and fee-based promotions, e-mail campaigns, digital and social media marketing and direct marketing practices, among other tactics. These marketing practices are subject to a variety of advertising and consumer protection laws and regulatory oversight in the United States, Canada, the United Kingdom, and the EEA, and the other jurisdictions in which we do business. In the United States, some examples of applicable legislation include, among others, the CAN-SPAM Act of 2003; the U.S. Federal Trade Commission guidelines with respect to misleading or deceptive advertising or marketing practices; the Telephone Consumer Protection Act of 1991; state banking laws that prohibit non-banks, including licensed money transmitters, from holding themselves out as banks or providing banking services; and the CCPA and other comprehensive state privacy and cybersecurity laws.
These laws are continuously evolving and developing in light of technological change and regulatory objectives. These laws are overseen by regulators at the national, provincial, and state level and, in some cases, carry private rights of action that may expose us to class-action and private litigation risk. We are, and, from time to time, we may become subject to, various legal proceedings and regulatory investigation matters and enforcement activities in connection with these laws and regulations. We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, operating results, and future prospects. We believe that our policies and practices comply with applicable marketing and consumer protection laws and regulations. However, if our belief proves incorrect, if there are changes to the guidelines, laws, regulations, or their interpretation by regulatory authorities, or if new regulations are enacted that are inconsistent with our current marketing practices or customer experience, our business could be harmed or our relationship with our partners and other commercial counterparties, could be adversely affected.

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
Operational Risks
We are exposed to the risk of loss or insolvency if our disbursement partners fail to disburse funds according to our instructions or become insolvent, or funds are disbursed before customer funds are guaranteed to be sufficient.
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
If our disbursement partners do not provide a positive recipient experience, our business, financial condition, operating results, and future prospects could be harmed.
We partner with our disbursement partners to disburse funds to our customers’ recipients. If the experience delivered by our disbursement partners to a recipient is deemed unsatisfactory for any reason, including because our disbursement partners are not properly trained to disburse money or they deliver poor customer service, our disbursement partners’ compliance processes and approvals take longer than expected, the wait times at our disbursement partners’ pick-up locations are too long, or cash pick-up locations are not located in convenient and safe locations and open for business at convenient times, customers may choose to not use our services in the future and our business, financial condition, operating results, and future prospects could be harmed.
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
We face risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity or failure of financial institutions where we deposit money. This includes financial institutions that hold prefunding accounts for our disbursement partners. In particular:
•We may be unable to access funds in our accounts on a timely basis to pay transactions and receive settlement funds. Any resulting need to access other sources of liquidity or short-term borrowing could increase our costs. Any delay or inability to pay transactions could harm our business, financial condition, operating results, and future prospects; and

•Our funds are held by us and our disbursement partners, which includes banks, non-bank financial institutions, and aggregators, both in the United States and abroad. For instance, historically a substantial portion of our send volume has been derived from cross-border payments being sent to India, Mexico, and the Philippines. During high volume sending periods, a significant portion of our available cash may be held in an account or accounts outside of the United States. Our payment processors, the commercial banks that hold our funds, our disbursement partners, and the financial institutions that hold prefunding accounts for our disbursement partners or our disbursement collateral could fail or experience sustained deterioration in liquidity. This could lead to our inability to move funds on a timely basis as required to pay transactions and receive settlement funds; loss of prefunded balances; or a breach in our capital or other regulatory requirements if we are unable to recover our funds.
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
Remitly Global is a holding company with no operations of its own and is the ultimate parent of a network of subsidiaries, each of which is subject to different regulations. In the future, we may depend on our subsidiaries to fund our operations and expenses.
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
•the ability to obtain any required Licenses;
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
Since a substantial portion of our send volume is exposed to the U.S. dollar, deterioration in the value of the U.S. dollar, including as a result of macroeconomic factors, including inflation, could have a material impact on our business. In addition, a substantial portion of our revenue is generated in currencies other than the U.S. dollar, a significant portion of which occurs in Canada, the United Kingdom, and Europe. As a result, we are subject to risks associated with changes in the value of our revenues and net monetary assets denominated in foreign currencies. For example, a considerable portion of our revenue is generated in Euros. In an environment of a rising U.S. dollar relative to the Euro, the value of our Euro-denominated revenue, operating income, and net monetary assets would be reduced when translated into U.S. dollars for inclusion in our financial statements. Some of these adverse financial effects may be partially mitigated by our efforts to offset these financial impacts through the use of foreign exchange contracts, as well as natural hedging of our assets and liabilities held in foreign currencies. In an environment of a declining U.S. dollar relative to the Euro, some of the translation benefits on our reported financial results could be limited by the impact of foreign currency hedging activities.
We are also subject to risks related to changes in the value of other foreign currencies. For instance, we have seen increased money transfer volume if the U.S. dollar strengthens against certain currencies, especially the Indian rupee, the Mexican peso, or the Philippine peso. Conversely, we have seen decreased money transfer volume if the U.S. dollar weakens against those currencies. We are also exposed to risks relating to fluctuations in currency exchange rates between the date on which we purchase foreign currencies, the date a customer initiates a payment, and the date that the payment recipient receives the funds through our disbursement partners. In addition, most of our international subsidiary financial statements are denominated in, and operated in, currencies other than the U.S. dollar. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. As a result, it could be more difficult to detect underlying trends in our business and operating results.
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
Our use of financial derivative instruments to hedge exposure to fluctuations in foreign currency exchange rates may not be effective to mitigate related risks, and the use of such hedging activities may not offset the adverse financial effects of unfavorable movements in foreign exchange rates over the time the hedges are in place. Furthermore, the use of derivative instruments may introduce additional risks and costs if we are unable to structure effective hedges with such instruments. Such additional risks, associated with both operating outside the United States with foreign currencies and the use of derivative instruments, include counterparty credit risk, including settlement risk, liquidity risk, operational risk, litigation risk relating to the enforcement of our contractual rights, and risk of changes in regulatory requirements.
Money transfers and payments to, from, within, or between countries may be limited or prohibited by law. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage, or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries, or to recoup funds that have been advanced to international agents or are held by our subsidiaries, and as a result could adversely affect our business, financial condition, operating results, and future prospects. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our third-party providers that generally are not present in our operations in the United States and other more developed countries.

Historically, a substantial amount of our revenue has been derived from cross-border payments to India, Mexico, and the Philippines, and our business could be significantly affected by any adverse changes in these regions.
Historically, our revenue has been substantially derived from cross-border payments to India, Mexico, and the Philippines. Cross-border payments sent to these three countries represented approximately 46%, 49%, and 55% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Because cross-border payments to these countries have accounted for a substantial portion of our revenue, our business is exposed to adverse regulatory and competitive changes, economic conditions, and changes in political conditions in each of these countries. Moreover, due to the concentration of our revenue related to these geographies, our business may be less diversified and, accordingly, subject to greater regional risks as compared to some of our competitors.
Financial Risks
If we fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.
As a public company, we are required, among other things, to maintain effective internal controls over financial reporting and disclosure controls and procedures. The process of designing and implementing effective internal controls and disclosure controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment. We expend significant resources to maintain and improve a system of internal controls that is adequate to satisfy our reporting obligations as a public company.
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
We have significant amounts of cash, cash equivalents, and receivables outstanding on deposit or in accounts with banks or other counterparties in the United States and foreign jurisdictions. We additionally enter into derivative financial instrument transactions to reduce foreign currency exchange risk, and we may increase the level and frequency of such transactions with various financial institutions in the future. Certain banks and financial institutions also act as our lenders. We may be exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparties. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In particular, we maintain cash at commercial banks in the United States in amounts in excess of the Federal Deposit Insurance Corporation limit of $250,000, and in the event of a failure at a commercial bank where we maintain our deposits, we may incur a loss to the extent such loss exceeds the insurance limitation. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our business, financial condition, operating results, and future prospects.
We have built proprietary, and leverage third-party, financial systems as part of our technology stack. Such financial systems could become unstable, include defects, experience outages, and include undetected errors, each of which could adversely affect our business, financial condition, operating results, and future prospects.
Our financial systems, which consist of proprietary and third-party financial systems, are an integral part of our technology stack, which is a complex system composed of many interoperating components. In the past, we have found defects or errors in our financial systems and may discover additional defects in the future that could result in financial information unavailability or system disruption. In addition, we have experienced outages on our financial systems due to circumstances within our control, such as outages due to software bugs or human error. If sustained or repeated, any of these outages could impact the accuracy and completeness of our financial information over several reporting periods. In addition, our release of new software functionality, including through the integration of component systems, may result in future interruptions in the availability of, or errors in, our financial information. Our financial systems may now, or in the future, contain undetected errors, defects, and vulnerabilities. Errors, defects, outages, vulnerabilities, and other unintended systems issues could result in an interruption in the availability of our financial information, failure to accurately or timely comply with domestic and international regulatory financial reporting obligations, or inaccurate and incomplete financial information, any of which could adversely affect our business, financial condition, operating results, and future prospects.
The development and use of quantitative models in our business may present risks and challenges that could adversely impact us.
We rely on quantitative models across our business in areas such as liquidity management, monitoring and managing of risk, and forecasting. The accuracy of our calculations depends on the reliability of the underlying models and assumptions. These models are constructed based on historical data, which, by its nature, may not be fully indicative of future results, especially in the face of unprecedented conditions. An overreliance on historical data without adequate consideration for potential future changes can lead to miscalculations, potentially impacting our ability to manage risks effectively. Moreover, the quantitative models we employ are subject to the risk of oversimplification. In an effort to make complex assumptions comprehensible, we may inadvertently omit crucial variables or interactions, leading to an incomplete understanding of relevant dynamics. This simplification, while necessary for computational feasibility, increases the risk of discrepancies between model predictions and actual outcomes.
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
Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. In particular, we expect our revenue mix to vary from period to period, especially if newly-introduced products grow to represent a larger portion of our revenue. Shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized and the underlying drivers. Further, our results of operations could be affected by changes in revenue mix and costs, together with numerous other factors, including:
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
•changes in customer preference for digital-first services as a result of cyberattacks, cybersecurity breaches, service outages, or other similar incidents in the industry or privacy concerns, or other security or reliability concerns regarding our services;
•changes in customers’ budgets and in the timing of their budget cycles and money transfer decisions;
•potential and existing strategic partners choosing our competitors’ products or developing their own solutions in-house;
•the development or introduction of new platforms or services by our competitors that are easier to use or more advanced than our current suite of services, including in respect of the application of AI-based services;
•our failure to adapt to new forms of payment that become widely accepted, including cryptocurrency and stablecoins;
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
Furthermore, our cash flows may be affected by the day of the week on which each quarter ends, which may affect our quarterly operating results. There can be a delay between when we release funds for disbursement and when we receive customer funds from our payment processors. For example, if a quarter closes on a Saturday, our statements of cash flow will show a decreased cash balance because we will have wired out funds on Friday which will be available for disbursement on Saturday, Sunday, and Monday, but we may not receive customer funds from our payment processors until Monday. In addition, due to time zone differences, an additional day’s worth of funding is required for disbursements to certain regions. As a result, period-to-period comparisons of our statements of cash flows may not be meaningful, and you should not rely on them as an indication of our liquidity or capital resources.
Inaccurate forecasts of our customer growth and retention could result in higher operating expenses relative to actual revenue and ultimately harm our business.
Our customer growth forecast is a key driver in our business plan which affects our ability to accurately forecast revenue and expenses. In addition, we plan a portion of our operating expenses, specifically related to our marketing expenses and customer service and operations headcount needs, in part on our forecasts of customer growth, retention, and future revenue. Seasonality and foreign exchange rate movements create volatility to these assessments which may adversely impact their accuracy. We also analyze revenue contributions from customer cohorts acquired during a particular year ended December 31 and revenue associated with those cohorts for each year thereafter. While we believe these cohorts are fair representations of our overall customer base, there is no assurance that they will be representative of any future group of customers or periods. Revenue for a particular customer cohort may fluctuate from one period to another depending on, among other factors, our ability to retain and increase revenue from our customers within a given cohort and changes to the products and services we offer to our customers. If we overestimate customer growth or retention and customer transaction volume, our revenue will not grow as we forecast, our operating expenses may be too high relative to actual revenue levels of our business, and our business, financial condition, operating results, and future prospects may be harmed.
If the revenue generated by new customers differs significantly from our expectations, or if our customer acquisition costs or costs associated with servicing our customers increase, we may not be able to recover our customer acquisition costs or generate profits from this investment.
We invest significant resources in marketing to acquire new customers and expect to continue to spend significant amounts to acquire additional customers, primarily through online advertising and marketing promotions. When making decisions regarding investments in customer acquisition, we analyze the revenue and transaction expenses we have historically generated per customer over the expected lifetime value of the customer, and, where relevant, look to the estimated future revenue and transaction expenses on a long-term basis. Our analysis of the revenue and transaction expenses that we expect a new customer to generate over their lifetime depends upon several estimates and assumptions, including whether a customer will send a second transaction, whether a customer will send multiple transactions in a month, the amount of money that a customer sends in a transaction, and the predictability of a customer’s sending pattern. The accuracy of our predictions with respect to revenue and transaction expenses may be subject to greater variance in new or recently added corridors, as compared to our more established corridors, and with respect to new customer categories and new products. For additional information, see “—We may not be able to innovate, improve existing products, or develop new products that achieve market acceptance.”
Our ability to use our tax attributes may be subject to certain limitations which could harm our business, financial condition, operating results, and future prospects.
We have certain tax attributes, including net operating loss carryforwards (“NOLs”) and research and development credit carryforwards (“R&D tax credits”), that can be used to offset future income tax liabilities. Certain of our NOLs and R&D tax credits will expire if they are not used within applicable time periods. Furthermore, our ability to use our tax attributes may be subject to certain limitations, including as a result of any future changes in tax laws. If we are not able to utilize a material portion of the tax attributes reflected on our balance sheets, our future tax liability may increase and our business, financial condition, operating results, and future prospects could be adversely affected.

Changes and evolving requirements in tax laws or their interpretation, including as applied to us and our customers, could adversely affect our business.
As a multinational organization, operating in multiple jurisdictions we may be subject to increasingly complex tax laws and taxation in several jurisdictions, the application of which can be uncertain. The amount of taxes we are required to pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws, potential disputes around transfer prices implemented and precedents, which could have a material adverse effect on our business. Such material adverse effects may include the value of any tax loss carryforwards, tax credits recorded on our balance sheet, indirect tax accrual estimates, the amount of our cash flow, our liquidity, business, financial condition, operating results, and future prospects.
The Organization for Economic Cooperation and Development (the “OECD”) introduced the Pillar Two guidelines, a framework outlining a coordinated set of rules that implements a 15% global minimum tax. Many countries in which we operate have enacted Pillar Two rules, which apply to us beginning in our fiscal year 2025. In June 2025, the Group of Seven countries agreed that U.S. Multi-National Entities (“MNEs”) should be excluded from certain aspects of the Pillar Two tax rules in exchange for the U.S. not imposing retaliatory taxes. In January 2026, the OECD released comprehensive guidance for a “U.S. side-by-side arrangement” with respect to Pillar Two, under which, if adopted in relevant jurisdictions, U.S. MNEs would be exempt from two of the three Pillar Two top up taxes. The potential effects of Pillar Two may vary depending on the specific provisions and rules enacted by each country that adopts Pillar Two and may include tax rate changes, higher effective tax rates, potential tax disputes, and adverse impacts to our cash flows, tax liabilities, results of operations, and financial position.
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
We believe that, combined with our cash and cash equivalents, we will be able to maintain sufficient access to financing, including debt financing, to meet our operating and capital requirements for at least the next twelve months. From inception through December 31, 2024, we incurred losses from operations and negative cash flows from operations. During the year ended December 31, 2025, while we generated income from operations and positive cash flows from operations, we had an accumulated deficit of $460.3 million. We have in the past been dependent on equity and debt financing to support operations. As such, we may require additional capital to respond to business opportunities (including increasing the number of customers acquired or acquisitions), capital needed during high volume sending periods, new capital or liquidity requirements introduced or required by our regulators and payment processors, challenges, or unforeseen circumstances and may determine to engage in equity or debt financings for other reasons.

We have a revolving credit facility with certain lenders and JPMorgan Chase Bank, N.A., acting as administrative agent and collateral agent (the “2025 Revolving Credit Facility,” as defined in Note 10. Debt in the notes to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) under that certain Credit Agreement dated as of June 24, 2025. The 2025 Revolving Credit Facility replaced the Company’s prior revolving credit facility, originally entered into on September 13, 2021. The 2025 Revolving Credit Facility has a revolving commitment of $550.0 million (including a $200.0 million letter of credit sub-facility). We may incur additional indebtedness in the future. We expect to rely on the 2025 Revolving Credit Facility or other financing (including debt financing) to finance a portion of the capital and liquidity requirements and obligations we are subject to in connection with our global money movement business. Additionally, certain borrowings under the 2025 Revolving Credit Facility are subject to variable interest rates. If the interest rate on the 2025 Revolving Credit Facility or any alternative financing were to increase, our operating results could be harmed. The credit agreement governing our 2025 Revolving Credit Facility contains conditions to borrowing and significant restrictive covenants; any failure to satisfy these conditions to borrowing or covenants could result in us being unable to borrow additional amounts under the 2025 Revolving Credit Facility or having to repay outstanding amounts, and could limit our ability to execute on our business or growth strategies. If we were unable to refinance the 2025 Revolving Credit Facility or enter into an alternative facility on similar terms, our business may be adversely impacted. Additionally, the restrictive covenants impose certain operating and financial restrictions that may impact our ability to engage in certain transactions or make investments that could be in our long-term best interests. The restrictive covenants also require us to comply with financial maintenance covenants in certain circumstances; our ability to satisfy these covenants can be affected by events beyond our control, and we cannot assure you that we will be able to comply. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plans and operations.
Failure to maintain sufficient capital could harm our business, financial condition, operating results, and future prospects.
We have significant working capital requirements driven by:
•the delay between when we release funds for disbursement and when we receive customer funds from our payment processors or from our customers related to consumer receivables, which can be exacerbated by time zone differences, bank holidays, national or governmental holidays, and weekends;
•regulatory capital requirements pertaining to net worth;
•regulatory requirements pertaining to permissible investments and safeguarding of customer funds;
•requirements contained in the credit agreement governing our 2025 Revolving Credit Facility;
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
In addition, we may not be able to meet new capital or liquidity requirements introduced or required by our regulators and payment processors. We currently have the 2025 Revolving Credit Facility to mitigate capital fluctuations, but there can be no assurance that the 2025 Revolving Credit Facility will be sufficient or renewed or replaced at favorable rates or that we will have access to additional capital as needed, or at all.
The liquidity product we offer exposes us to financial losses and if a substantial number of our customers do not repay the cross-border payment advances provided, or if our performance forecasts for the product are not accurate, our business, financial condition, operating results, and future prospects may be impacted.
The performance of the product is dependent on our ability to develop and deploy effective models to evaluate the collectability of consumer receivables recorded in customer funds receivables based on a variety of factors. There can be no assurance that our performance forecasts will be accurate. In particular, during periods with changing economic conditions, elevated interest rates, and continued or renewed inflationary pressures, accurately forecasting repayment of consumer receivables is more difficult. For more information, see “ —The development and use of quantitative models in our business may present risks and challenges that could adversely impact us.”
Our allowance for credit losses is an estimate, and if actual losses are materially greater than the allowance for credit losses, or more generally, if our forecasts are not accurate, our business, financial condition, operating results, and future prospects could be adversely affected. Furthermore, as we scale and expand the liquidity products offered through our platform, our losses relating to consumer receivables may increase.

Changes in our effective tax rate or tax liability may adversely affect our operating results.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various U.S. and international jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;
•changes in tax laws, tax treaties, and regulations or the interpretations of them, including the Tax Act as modified by applicable tax reform legislation;
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
General Risk Factors
Our customers and business operations in countries and regions that account for a significant amount of our send volume and our operations are exposed to rapid changes in laws and the enforcement of laws, macroeconomic conditions, and geopolitical developments that expose us to a risk of loss and could adversely affect our business, financial condition, operating results, and future prospects.
The majority of our total revenue is currently derived from cross-border payments being sent from the United States and Canada to India, Mexico, and the Philippines. Further, we maintain business operations in a number of foreign jurisdictions, such as Nicaragua and the Philippines. As a result, any macroeconomic trends and conditions (including a rise in inflation) or geopolitical trends (including changes in U.S. or Canadian social, political, regulatory, and economic conditions or in laws and policies governing immigration, fiscal policy, foreign trade, and foreign investment following recent or future administration changes in those jurisdictions) that disrupt these regions or alter their immigration patterns, economic conditions, or cultural norms could have an impact on the demand for our services or our ability to provide such services. Any economic or political instability, regional and global conflicts, natural disasters, public health crises, or other similar circumstances affecting these regions also could have a disproportionately harmful impact on our business, financial condition, operating results, and future prospects. For example, the COVID-19 pandemic and stay at home protocols imposed operational challenges on our business, and future pandemics or other public health crises could result in similar challenges that may negatively impact our business. In addition, although our operations in Ukraine and the Middle East do not currently represent a significant portion of our business, the continuation or further escalation of the conflicts in these regions could negatively impact our broader European operations, affect the ability of our development teams to operate effectively, or otherwise disrupt the development or availability of our products on a timely basis.
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
Changes in U.S. or other immigration laws that discourage or limit immigration or international migration, or that prohibit, limit, or discourage use of remittances, as well as other events that impact global migration to the United States or other key remittance jurisdictions, could adversely affect our gross send volume or growth rate in the future. Sustained weakness in the United States or global economic conditions could reduce economic opportunities for immigrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns are likely to reduce money transfer volumes and harm our operating results.
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
The market price of our common stock has been, and may continue to be, volatile. In addition to the factors discussed in this Annual Report on Form 10-K, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•negative publicity related to the real or perceived quality of our service or those of our competitors, as well as the failure to timely launch new products and services that achieve acceptance;
•rumors and speculation involving us or other companies in our industry;
•efforts by short sellers to spread negative or misrepresentative information about us in order to gain a market advantage;
•announcements by us or our competitors of new products or services (including with respect to cryptocurrency, stablecoins, or blockchain technology), commercial relationships, or significant technical innovations;

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
Based upon the information available to us about our shares outstanding as of December 31, 2025, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own a substantial percentage of our outstanding common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibit a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Furthermore, while state statutes governing Licenses vary, most require investors to receive the approval of, or provide notice to, the relevant licensing authority before exceeding a certain ownership threshold, including indirect ownership, in a Licensed entity. Accordingly, current or prospective investors seeking to acquire ownership of securities above certain thresholds in the aggregate may need to first obtain such regulatory approvals and provide such notices to the relevant regulators. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.
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
We do not intend to pay any cash dividends in the foreseeable future. In addition, our 2025 Revolving Credit Facility contains restrictions on our ability to pay cash dividends on our capital stock. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Cybersecurity Risk Management
Our cybersecurity risk management program is designed to follow our industry’s best practices and provides a framework for identifying, monitoring, assessing, and responding to cybersecurity threats and incidents, including threats and incidents associated with the use of third-party vendors and service providers, and also for facilitating coordination across the Company. This framework includes steps for identifying the source of a cybersecurity threat or incident, including whether such cybersecurity threat or incident is associated with a third-party vendor or service provider, assessing the severity and risk of a cybersecurity threat or incident, implementing cybersecurity countermeasures and mitigation strategies, evaluating any related disclosure obligations, and informing management, our audit and risk committee, and our board of directors of potentially material cybersecurity threats and incidents or other significant changes in the evolving cybersecurity threat landscape.
Our information security team is responsible for assessing and maintaining our cybersecurity risk management program. In addition, our information security team engages third-party security experts on an as-needed basis for risk assessment and system enhancements. Our information security team also facilitates training to all employees during the onboarding process and annually, with additional training as we deem appropriate. We review or update our cybersecurity policies annually, or more frequently on an as-needed basis, to account for changes in the evolving cybersecurity threat landscape, as well as for legal and regulatory developments. We have continued to invest in our due diligence, onboarding, and monitoring capabilities over critical third parties with whom we do business, including our third-party vendors and service providers. If we become aware that a third-party vendor or service provider has experienced compromise or failure in the cybersecurity infrastructure owned or controlled by such third parties, we attempt to mitigate our risk, including by terminating such third party’s connection to our information systems and networks where appropriate.
In 2025, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors–Cybersecurity, Privacy, Intellectual Property, and Technology Risks” in this Annual Report on Form 10-K.
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
Item 2. Properties
As of December 31, 2025, we leased and occupied facilities in various countries. Our corporate headquarters is located in Seattle, Washington, where we currently occupy facilities totaling approximately 118,000 square feet under a lease that expires in June 2032. Other significant leased properties include facilities in Poland, Israel, Nicaragua, the United Kingdom, the Philippines, and Ireland. We use these facilities for administration, finance, legal, human resources, IT, marketing, software engineering, and customer service.

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
Holders
As of February 16, 2026, there were 17 stockholders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following data and graph show a comparison of the cumulative total stockholder return for our common stock, the Russell 2000 Growth Index, and the KBW NASDAQ Financial Technology Index from September 23, 2021 through December 31, 2025. This data assumes simultaneous investments of $100 on September 23, 2021, and reinvestment of any dividends. The stockholder returns shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Securities Authorized for Issuance Under Equity Compensation Plans
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
Not applicable.

Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended December 31, 2025 was as follows (in thousands, except share and per share data):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2025 - October 31, 2025	317,816	$15.75	317,816	$183,117
November 1, 2025 - November 30, 2025	552,690	$12.69	552,690	$176,106
December 1, 2025 - December 31, 2025	—	$—	—	$176,106
Total	870,506		870,506
__________
(1) Average price paid per share includes related commissions paid by us.
(2) On August 6, 2025, we announced that our board of directors had authorized a share repurchase program to repurchase up to $200 million of our outstanding common stock, with no expiration date. Refer to Note 12. Common Stock within the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the share repurchase program.

Item 6. [Reserved]

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
This section generally discusses the results of our operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
Remitly is a trusted provider of financial services that transcend borders. With a footprint spanning more than 175 countries, we have built one of the world’s leading global money movement platforms, trusted by millions of customers who rely on us everyday. Leveraging our strengths in global money movement, we continue to evolve beyond a remittance company into a diversified, cross-border financial services provider, serving both consumers and businesses across a growing set of use cases.
Our Revenue Model
For our global money movement product, which currently represents the substantial majority of our revenue, we earn revenue from transaction fees charged to customers and foreign exchange spreads applied to the amount the customer is sending.
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
Revenue from transaction fees and foreign exchange spreads is reduced by sales incentives, including customer promotions. For example, we may, from time to time, waive transaction fees for first-time customers, or provide customers with better foreign exchange rates on their first transaction. These incentives are accounted for as reductions to revenue, up to the point where net historical cumulative revenue, at the customer level, is reduced to zero. We consider these incentives to be an investment in our long-term relationship with customers.
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
Active Customers
Active customers, measured as of the quarterly periods ended December 31, 2025, 2024, and 2023, were as follows:

	December 31,
(in thousands)	2025	2024	2023
Active customers	9,279	7,780	5,911
We believe that the number of our active customers is an important indicator of customer engagement, customer retention, and the overall growth of our business.
Active customers increased to approximately 9.3 million, or 19% growth, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. This increase was primarily due to an increase in the number of new customers, driven by continued marketing efficiency and strong retention, as well as product and geographic expansion. The increase was also a result of growth in new customer categories, including high-amount senders and small- to mid-sized businesses. Ongoing improvements in customer experience and localized innovation in key corridors supported customer acquisition and engagement.

Send Volume

	Years Ended December 31,
(in millions)	2025	2024	2023
Send volume	$74,912	$54,615	$39,459
We measure send volume to assess the scale of cross-border payments sent using our global money movement product. Our customers mostly send from the United States, Canada, the United Kingdom, and other countries in Europe. Our customers and their recipients are located in over 175 countries and territories across the globe. Our largest receive countries by send volume include India, Mexico, and the Philippines.
Send volume increased 37%, to $74.9 billion for the year ended December 31, 2025, compared to $54.6 billion for the year ended December 31, 2024, driven primarily by the increase in active customers.
Key Factors Affecting Our Performance
Customer Retention and High Customer Engagement
Our send volume is primarily driven by existing customers, who regularly use our global money movement product to send money across borders to family and friends, as well as an increasing number of high-amount senders and businesses. We believe our digital-first products and superior customer experience encourage high retention and repeat usage, which remain significant drivers of our performance.
We measure active customers to monitor the growth and performance of our customer base. The majority of our active customers send money for recurring, non-discretionary needs multiple times per month, providing a recurring revenue stream with high predictability and durability. Additionally, new customer categories, such as small- to mid-sized businesses, contribute often higher-value transactions as they send money to pay contractors, vendors, and employees.
Attracting New Customers
Our continued ability to attract new customers is a key driver for our long-term growth. We continue to expand our customer base by launching new send and receive corridors, innovating existing and new products, and providing the most trusted financial services for customers with cross-border financial needs. Growth in new customer categories, as well as product and geographic expansion, are contributing to broader acquisition. We continue to acquire new customers through digital marketing channels and word-of-mouth referrals from existing customers. Given the nature of our business, new customer acquisition marketing investments may negatively impact net income (loss) and Adjusted EBITDA in the quarter they are acquired, but are expected to favorably impact net income (loss) and Adjusted EBITDA in subsequent periods as many customers continue to send transactions in the periods after they are acquired.
Customer Acquisition Costs
Efficiently acquiring customers is critical to our growth and maintaining attractive customer economics, which are impacted by online marketing competition, our ability to effectively target the right demographic, and a competitive environment. We have a history of successfully monitoring customer acquisition costs through disciplined, data-driven investment decisions, and will continue to be strategic and disciplined toward customer acquisition. Our marketing engine increasingly leverages automation and AI to optimize channel mix, targeting, and lifetime value.
For performance marketing, we set rigorous customer acquisition targets that we continuously monitor to drive a high long-term return on investment, adjusting spend dynamically based on performance and opportunity. This disciplined approach allows us to balance growth with profitability and to redeploy investment efficiently across customer categories and products. Customer acquisition costs, which are deployed to acquire new customers or retain existing customers in certain circumstances, are a component of advertising expenses as defined in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Seasonality
Our operating results and key metrics are subject to seasonality, which may result in fluctuations in our quarterly revenues and operating results. For example, active customers and send volume generally peak as customers send gifts for regional and global holidays including, most notably, in the fourth quarter around the Christmas holiday. This seasonality typically drives higher fourth quarter customer acquisition, which generally results in higher fourth quarter marketing spend and transaction losses. It also results in higher transactions and transaction expenses, along with higher working capital needs. Other periods of favorable seasonality include Ramadan/Eid, Lunar New Year/Tết, and Mother’s Day, although these effects are generally smaller than the seasonality we see in the fourth quarter and the timing of some of these holidays varies from year to year. Conversely, we typically observe lower customer acquisition and transaction activity through most of the first quarter, especially in regions that experience favorable seasonality in the fourth quarter. Additionally, the number of business days in a quarter and the day of the week that the last day of the quarter falls on may also introduce variability in our results, working capital balances, or cash flows period over period.
Our Technology
We continue to invest significant resources in our technology to support the development of new and innovative products, add features to existing offerings, and enhance the customer and recipient experience. The investments also grow our payment and disbursement network, strengthen our risk and security infrastructure, and maintain data protection in accordance with evolving best practices and legal requirements. We are also embedding data analytics and AI across our platform to improve automation, enhance scalability, and drive long-term operating efficiency. We believe these investments in technology and development capabilities will ultimately contribute to our long-term growth.
Management of Risk and Fraud
We manage fraud (e.g., through identity theft) and other illegitimate activity (e.g., money laundering) by utilizing our proprietary risk models, which include machine learning, early warning signals, bespoke rules, and manual investigation processes. These capabilities are enhanced by AI to improve detection accuracy and automation. Our models and processes enable us to identify and address complex and evolving risks in these unwanted activities, while maintaining a differentiated customer experience. In addition, we integrate historical fraud loss data and other transaction data into our risk models, which helps us identify emerging patterns and quantify fraud and compliance risks across all aspects of our customer interactions. These models and processes allow us to achieve and maintain fraud loss rates within desired guardrails, as well as continuously refine our risk models to address new risks.
Macroeconomic and Geopolitical Changes
Global macroeconomic and geopolitical factors, including inflation, currency fluctuations, immigration and immigration policy, regulatory changes, trade and regulatory policies, including imposition of trade restrictions, taxes and tariffs, and any related market or economic uncertainty or slowdown, regional and global conflicts, global crises and natural disasters, unemployment, potential recession, and the rate of digital cross-border payment adoption impact demand for our services and the options that we can offer. These factors evolve over time, and periods of significant currency appreciation or depreciation, whether in send or receive currencies, changes to global migration patterns, immigration policy, or international trade, and changes to digital adoption trends may shift the timing and volume of transactions, or the number of customers using our service. We continue to assess the impact of developments in foreign trade policy, including taxes and tariffs, and global market conditions. While the imposition of tariffs has not had a significant impact on our business historically, we recognize there is a potential for indirect effects, particularly from foreign exchange volatility to which we are exposed due to the global nature of our cross-border payment operations.
In addition, foreign currency movements impact our business in numerous ways. For example, as the U.S. dollar strengthens, we see customers in certain geographies taking advantage of the ability to get more local currency to their families and friends. We also believe the strength of the U.S. dollar and the strength of other developed country currencies versus emerging country currencies make it easier to acquire new customers in certain geographies. Conversely, expansion of our international business can negatively impact our consolidated results when these currencies weaken against the U.S. dollar. As we grow, we are becoming more diversified across geographies and currencies, which can help mitigate some localized geopolitical risks and macroeconomic trends. As foreign currency can have a significant impact on our business, we maintain a diversified cash balance portfolio and manage foreign exchange risk through various operational measures, including use of foreign exchange contracts. Our proactive risk management is designed to help mitigate potential impacts. For a more comprehensive description of our foreign currency exchange rate risk, current business concentrations, and details on our foreign exchange contracts, refer to Part II, Item 7A of this Annual Report on Form 10-K, as well as Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Evolving regulatory developments may influence customer behavior and transaction volumes. For example, recent U.S. policy changes have increased the costs associated with the H-1B visa program and increased deportation activity more broadly, and the One Big Beautiful Bill Act (the “OBBBA”), which passed on July 4, 2025, imposes a tax on outbound, non-digital remittances from the United States to recipients abroad. While these regulatory developments may impact certain areas of our business, our business has remained resilient through various macroeconomic, political, and regulatory cycles over the past decade. We will continue to evaluate the impact the new legislation will have on our consolidated financial statements, but at this time, we do not expect that the remittance tax included in the OBBBA will have a material impact on our business.
The OBBBA also enacts U.S. corporate income tax reform, certain aspects of which apply to our business beginning in 2025. We continue to evaluate the impact the new legislation will have on our consolidated financial statements, but we do not expect a significant impact, inclusive of the effect of the valuation allowance on our U.S. deferred tax assets.

Components of Results of Operations
Revenue
Our primary source of revenue is currently earned from our global money movement product, which is generated on transaction fees charged to customers and foreign exchange spreads between the foreign exchange rate offered to customers and the foreign exchange rate on our currency purchases. Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for services provided, when control of these services is transferred to our customers, which is the time the funds have been delivered to the intended recipient.
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
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development, and maintenance of both new and existing products and services, including salaries, benefits, and stock-based compensation expense. Technology and development expenses also include professional services fees and costs for software subscription services dedicated for use by our technology and development teams, as well as other company-wide technology tools. Technology and development expenses also include product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs do not qualify for capitalization. Technology and development costs are generally expensed as incurred and do not include software development costs which qualify for capitalization as internal-use software. The amortization of internal-use software costs which were capitalized in accordance with Accounting Standards Codification (“ASC”) 350-40, Intangibles - Goodwill and Other-Internal-Use Software, is included in ‘Depreciation and amortization’ within the Consolidated Statements of Operations.
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
Depreciation and Amortization
Depreciation and amortization expense includes depreciation on property and equipment, and leasehold improvements, as well as the amortization of internal-use software costs and intangible assets.

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
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table sets forth our results of operations together with the dollar and percentage change for the years ended December 31, 2025 and 2024:

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Amount	Percent
Revenue	$1,635,147	$1,263,963	$371,184	29%
Costs and expenses
Transaction expenses	549,480	431,604	117,876	27%
Customer support and operations	101,226	83,918	17,308	21%
Marketing	342,903	303,799	39,104	13%
Technology and development	313,907	269,817	44,090	16%
General and administrative	225,129	195,857	29,272	15%
Depreciation and amortization	25,034	18,054	6,980	39%
Total costs and expenses	1,557,679	1,303,049	254,630	20%
Income (loss) from operations	77,468	(39,086)	116,554	nm
Interest income	7,699	8,077	(378)	(5)%
Interest expense	(7,612)	(3,241)	(4,371)	135%
Other income (expense), net	(5,927)	3,999	(9,926)	nm
Income (loss) before provision for income taxes	71,628	(30,251)	101,879	nm
Provision for income taxes	3,695	6,727	(3,032)	(45)%
Net income (loss)	$67,933	$(36,978)	$104,911	nm
__________
nm = not meaningful

The following discussion and analysis is for the year ended December 31, 2025 compared to the same period in 2024.
Revenue
Revenue increased $371.2 million, or 29%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by a 19% increase in active customers period over period, continued strength in the retention of existing customers, favorable customer behavior based on foreign currency movement, send volume for high-amount senders, and a continued mix shift trending towards digital disbursements. Revenue derived from each transaction varies based on a number of attributes, including the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was disbursed, the disbursement method chosen by the customer, and the country to which the funds are transferred.
As a reflection of this growth, send volume increased 37% to $74.9 billion for the year ended December 31, 2025, as compared to $54.6 billion for the year ended December 31, 2024.
Transaction Expenses
Transaction expenses increased $117.9 million, or 27%, to $549.5 million for the year ended December 31, 2025, compared to $431.6 million for the year ended December 31, 2024. The increase was primarily due to an $85.4 million, or 25%, increase in direct costs associated with processing a higher volume of our customers’ global money movement transactions and the disbursement of our customers’ funds to their recipients, and a $27.9 million increase in our provision for transaction losses.
As a percentage of revenue, transaction expenses remained flat at 34% for the years ended December 31, 2025 and 2024.
Customer Support and Operations Expenses
Customer support and operations expenses increased $17.3 million, or 21%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by a $13.0 million increase in personnel-related costs.
As a percentage of revenue, customer support and operations expenses decreased to 6% for the year ended December 31, 2025, from 7% for the year ended December 31, 2024. The decrease was primarily due to process improvements, including leveraging AI and automation, across customer support headcount at internal and third-party customer support sites.
Marketing Expenses
Marketing expenses increased $39.1 million, or 13%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to an increase of $26.2 million in advertising expense and other targeted marketing expense, including online and offline marketing spend and promotion costs to acquire new customers. In addition, the increase was driven by a $7.0 million increase in personnel-related costs compared to the year ended December 31, 2024.
As a percentage of revenue, marketing expenses decreased to 21% for the year ended December 31, 2025, from 24% for the year ended December 31, 2024, primarily due to efficiencies in digital and brand marketing.
Technology and Development Expenses
Technology and development expenses increased $44.1 million, or 16%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was driven by a $34.5 million increase in personnel-related costs, net of personnel-related costs capitalized as internal-use software. The increase in technology and development expense was also driven by a $5.6 million increase in software costs for cloud services to support incremental transaction volume.
As a percentage of revenue, technology and development expenses decreased to 19% for the year ended December 31, 2025, from 21% for the year ended December 31, 2024, as we benefited from increasing efficiencies, including the usage of AI.
General and Administrative Expenses
General and administrative expenses increased $29.3 million, or 15%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a $21.5 million increase in provisions related to the collectibility of amounts due from certain receivables and processing partners, as well as an aggregate $5.7 million increase in facilities costs, professional fees, and personnel-related costs.
As a percentage of revenue, general and administrative expenses decreased to 14% for the year ended December 31, 2025, from 15% for the year ended December 31, 2024, as we continue to leverage efficiencies in our general and administrative functions.
Depreciation and Amortization
Depreciation and amortization increased $7.0 million, or 39%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by an increase in amortization of internal-use software.

Interest Income
Interest income decreased by an immaterial amount for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Interest Expense
Interest expense increased by $4.4 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to draws on the 2021 Revolving Credit Facility and the 2025 Revolving Credit Facility.
Other Income (Expense), Net
Other income (expense), net is primarily driven by unrealized losses and gains on foreign exchange remeasurements of certain foreign currency denominated monetary assets and liabilities.
Provision for Income Taxes
The provision for income taxes decreased $3.0 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease is primarily due to lower taxable income in certain foreign jurisdictions and changes in uncertain tax positions.
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
We use Adjusted EBITDA, a non-GAAP financial measure to supplement net income (loss). Adjusted EBITDA is calculated as net income (loss) adjusted by (i) interest (income) expense, net; (ii) provision for income taxes; (iii) noncash charges of depreciation and amortization; (iv) other (income) expense, net; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment; (vi) noncash stock-based compensation expense, net; (vii) payroll taxes related to stock-based compensation expense, net; and (viii) certain acquisition, integration, restructuring, and other costs.
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
•Adjusted EBITDA does not reflect the changes in other (income) expense, net, primarily driven by the effect of gains and losses from the remeasurement of foreign currency assets and liabilities into their functional currency;
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
•Adjusted EBITDA excludes certain transaction costs, related to acquisition, integration, restructuring, and other costs. The acquisition and integration costs are primarily related to the acquisition of Rewire (O.S.G.) Research and Development Ltd. (“Rewire”) and primarily include external legal, accounting, valuation, and due diligence costs, advisory and other professional services fees necessary to integrate acquired businesses, and the change in the fair value of the holdback liability as part of the acquisition of Rewire. The restructuring costs are primarily related to severance and other associated costs; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.

The following table sets forth a reconciliation of net income (loss), the most directly comparable financial measure prepared in accordance with GAAP, to Adjusted EBITDA, for each of the periods indicated:

	Years Ended December 31,
(in thousands)	2025	2024(2)	2023(2)
Net income (loss)	$67,933	$(36,978)	$(117,840)
Add:
Interest income, net	(87)	(4,836)	(5,095)
Provision for income taxes	3,695	6,727	5,902
Depreciation and amortization	25,034	18,054	13,118
Other (income) expense, net	5,927	(4,394)	2,603
Donation of common stock(1)	3,336	2,587	4,600
Stock-based compensation expense, net	155,114	152,137	136,967
Payroll taxes related to stock-based compensation expense, net	7,059	6,439	5,746
Acquisition, integration, restructuring, and other costs(3)	4,179	1,468	4,197
Adjusted EBITDA	$272,190	$141,204	$50,198
__________________
(1) Refer to Note 12. Common Stock within the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on the donation of common stock.
(2) As previously announced on February 19, 2025, our presentation of Adjusted EBITDA now excludes the impact of payroll taxes related to stock-based compensation expense, net. Prior period Adjusted EBITDA has been recast to reflect this change.
(3) Acquisition, integration, restructuring, and other costs for the year ended December 31, 2025 consisted primarily of non-recurring termination benefits. Acquisition, integration, restructuring, and other costs for the year ended December 31, 2024 consisted primarily of $0.8 million in restructuring charges incurred, $0.5 million of non-recurring legal charges, and $0.2 million related to the change in the fair value of the holdback liability associated with the acquisition of Rewire. Acquisition, integration, restructuring, and other costs for the year ended December 31, 2023 consisted primarily of $1.7 million of expenses incurred in connection with the acquisition and integration of Rewire, $1.4 million in restructuring charges incurred, and $1.1 million related to the change in the fair value of the holdback liability associated with the acquisition of Rewire. Refer to Note 7. Business Combinations in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on these costs.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of December 31, 2025 and December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $542.4 million and $368.1 million, respectively, as well as funds available under the 2021 Revolving Credit Facility and 2025 Revolving Credit Facility, which we entered into in September 2021 and June 2025, respectively. The 2021 Revolving Credit Facility was amended in December 2023 to increase the revolving commitments from $250.0 million (including a $60.0 million letter of credit sub-facility) to $325.0 million, and was replaced in June 2025 with the 2025 Revolving Credit Facility, which increased the revolving commitments to $550.0 million (including a $200.0 million letter of credit sub-facility). We have historically financed our operations and capital expenditures primarily through cash generated from operations including transaction fees charged to customers and foreign exchange spreads earned. In recent periods, we have supplemented those cash flows with borrowings on our 2021 Revolving Credit Facility and 2025 Revolving Credit Facility, primarily to support customer transaction volumes during peak periods and weekends, which we expect to continue to do in the future. During the years ended December 31, 2025 and 2024, the average term of outstanding borrowings under our 2021 Revolving Credit Facility and 2025 Revolving Credit Facility was approximately four days. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the 2025 Revolving Credit Facility (including the letter of credit sub-facility). During the year ended December 31, 2025, we cumulatively borrowed $6.8 billion and repaid $6.7 billion against these credit facilities. As of December 31, 2025, we had $155.0 million outstanding borrowings under the 2025 Revolving Credit Facility, and had $323.2 million in unused borrowing capacity.
In July 2025, our board of directors approved a share repurchase program that provides for the repurchase of up to an aggregate of $200 million of our outstanding common stock. The program allows for share repurchases through open market transactions, in privately negotiated transactions, or by other means, in accordance with applicable securities laws and other restrictions, but does not obligate us to acquire any amount of common stock. The timing and total amount of share repurchases will be determined by us in our discretion and will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, alternative investment opportunities, and other considerations. During the year ended December 31, 2025, we repurchased $23.9 million of our common stock in open market transactions.
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
Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new corridors, and the timing of introductions of new products and enhancements of existing products, share repurchases, and other strategic investments. Furthermore, certain jurisdictions where we operate require us to hold eligible liquid assets, based on regulatory or legal requirements, equal to the aggregate amount of all customer balances that have not yet been disbursed. In addition, as discussed elsewhere in this Annual Report on Form 10-K, we expect that our operating expenses may continue to increase to support the continued growth of our business, including increased investments in our technology to support product improvements, new product development, and geographic expansion. We also routinely enter into marketing and advertising contracts, software subscriptions, and other service arrangements, including cloud infrastructure arrangements and compliance-application related arrangements, which are generally entered into in the ordinary course of business, and that can include minimum service quantities, requiring us to utilize cash on hand to fulfill these amounts. Refer to “Contractual Obligations and Commitments” discussed further below.
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
The following table shows a summary of our Consolidated Statements of Cash Flows for the periods presented:

	Years Ended December 31,
(in thousands)	2025	2024(1)	2023(1)
Net cash provided by (used in):
Operating activities	$325,082	$111,596	$66,806
Investing activities	(69,934)	(19,886)	(50,037)
Financing activities	(89,780)	(42,367)	6,254
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	9,114	(4,555)	1,272
Net increase in cash, cash equivalents, and restricted cash	$174,482	$44,788	$24,295
(1) Beginning in the fourth quarter of 2025, the Company changed the presentation of certain cash activity related to disbursement prefunding, customer funds receivable, customer liabilities, and trade settlement liability, from cash flows from operating activities to cash flows from financing activities within the line item ‘Net change in customer funds assets and liabilities.’ Prior period statements of cash flows and any commentary below have been conformed to the current period presentation to enhance transparency and provide comparability. For additional information, refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Cash Flows
Operating Activities
Our main sources of operating cash are transaction fees charged to customers and foreign exchange spreads on transactions. Our primary uses of cash from operating activities have been for transaction expenses that include fees paid to payment processors and disbursement partners, advertising expenses used to attract new customers, personnel-related costs, technology expenses, and other general corporate expenditures.
Net cash provided by operating activities for the year ended December 31, 2025 was $325.1 million, an increase of $213.5 million compared to net cash provided by operating activities for the year ended December 31, 2024, primarily driven by a $104.9 million increase in net income, a $30.9 million change in accounts payable due to timing of payments, and a $21.2 million increase in operating lease liabilities, primarily related to our corporate headquarters.
Net cash provided by operating activities for the year ended December 31, 2024 was $111.6 million, an increase of $44.8 million compared to net cash provided by operating activities for the year ended December 31, 2023, primarily driven by an $80.9 million improvement in net loss, partially offset by a $48.4 million change in accounts payable due to timing of payments.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment, net originations from consumer receivables, and the capitalization of internal-use software.
Net cash used in investing activities for the year ended December 31, 2025 was $69.9 million, as compared to net cash used in investing activities for the year ended December 31, 2024 of $19.9 million. This change was primarily driven by a $25.9 million increase in originations from consumer receivables, net of collections, and a $23.4 million increase in purchases of property and equipment, primarily related to leasehold improvements for our corporate headquarters.
Net cash used in investing activities for the year ended December 31, 2024 was $19.9 million, as compared to net cash used in investing activities for the year ended December 31, 2023 of $50.0 million. This change was primarily driven by the cash paid in the first quarter of 2023 for the acquisition of Rewire of $40.9 million, partially offset by an increase in capitalized internal-use software costs of $5.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Financing Activities
Cash flows from financing activities consists primarily of borrowings on our revolving credit facilities, proceeds from the exercise of stock options, the net change in customer funds assets and liabilities (exclusive of the operating activity portion of such accounts), and proceeds from the issuance of common stock in connection with the Employee Stock Purchase Plan (“ESPP”), offset by repayments of our revolving credit facility borrowings, cash paid for repurchase of common stock, and cash paid for taxes related to net share settlement of equity awards. Activity in the customer funds assets and liabilities is heavily impacted by the timing of customer transactions and, in particular, the day of the week that the year end falls on, including holidays and long weekends. For example, we generally have higher prefunding amounts if the year closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction related balances period over period and can reduce our cash position at a particular point in time.
Net cash used in financing activities for the year ended December 31, 2025 was $89.8 million, as compared to net cash used in financing activities for the year ended December 31, 2024 of $42.4 million. This change was primarily driven by a net cash outflow in customer funds assets and liabilities of $208.7 million for the year ended December 31, 2025, as compared to a net cash inflow of $85.1 million in the prior period. Specifically, as a result of timing, cash outflows were impacted by increases in both disbursement prefunding and customer funds receivable, partially offset by increases in customer liabilities and trade settlement liabilities. Net cash used in financing activities was also impacted by a $21.7 million increase in cash paid for taxes related to net share settlement of equity awards and $23.9 million in cash paid for the repurchase of common stock in the year ended December 31, 2025. Financing activities for the year ended December 31, 2025 were partially offset by net borrowings on our revolving credit facilities of $155.0 million, as compared to net repayments of $130.0 million for the year ended December 31, 2024.
Net cash used in financing activities for the year ended December 31, 2024 was $42.4 million, as compared to net cash provided by financing activities for the year ended December 31, 2023 of $6.3 million. This change was primarily driven by net repayments on our 2021 Revolving Credit Facility of $130.0 million and the settlement of amounts previously held back for the Rewire acquisition of $10.3 million in the year ended December 31, 2024. This was partially offset by a net cash inflow of $85.1 million in customer funds assets and liabilities during the period, as compared to a $120.4 million net cash outflow in customer funds assets and liabilities in the year ended December 31, 2023, which was a result of both growth and timing. The change was also impacted by the repayment of assumed indebtedness of $17.1 million that occurred in the year ended December 31, 2023.
Contractual Obligations and Commitments
Our principal commitments consist of standby letters of credit, long-term leases, and other purchase commitments entered into in the normal course of business. In addition, we routinely enter into marketing and advertising contracts, software subscriptions, or other service arrangements, including cloud infrastructure arrangements and compliance-application related arrangements, that contractually obligate us to purchase services, including minimum service quantities, unless we give notice of cancellation based on the applicable terms of the agreements. Most contracts are typically cancellable within a period of less than one year, although some of our larger software or cloud service subscriptions require multi-year commitments. As of December 31, 2025, we had approximately $133.9 million in total purchase commitments under these arrangements, of which $30.4 million are expected to be paid within the next year. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments.
For further discussion of commitments and contingencies, also refer to Note 16. Commitments and Contingencies and Note 18. Leases in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2025, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than twelve months, and are typically month-to-month in nature. As described in the notes to the consolidated financial statements, we elected not to record leases on our Consolidated Balance Sheets if the lease term is twelve months or less. For further information on our lease arrangements, refer to Note 18. Leases in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Revenue Recognition
For our global money movement product, which currently represents the substantial majority of our revenue, we earn revenue from transaction fees charged to customers and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on our currency purchases. Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for services provided, when control of these services is transferred to our customers, which is the time the funds have been delivered to the intended recipient.
For our global money movement product, customers engage us to perform one integrated service—collect the customer’s money and deliver funds to the intended recipient in the currency requested. Payment is generally due from the customer upfront upon initiation of a transaction, when the customer simultaneously agrees to our terms and conditions. This service comprises of a single performance obligation to complete transactions for our customers. Using compliance and risk assessment tools, we perform a transaction risk assessment on individual transactions to determine whether a transaction should be accepted. When we accept a transaction and process the designated payment method of the customer, we become obligated to our customer to complete the payment transaction, at which time a receivable is recorded, along with a corresponding customer liability. None of our contracts contain a significant financing component.
Refer to Note 3. Revenue in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
Credit Risk
We partner with pay-in payment providers and therefore we are exposed to credit risk relating to those pay-in payment providers if, in the course of a transaction, we were to disburse funds to the recipient but the pay-in payment provider did not deliver our customer’s funds to us (for example, due to their illiquidity). We mitigate this credit risk by engaging with reputable pay-in payment providers and entering into written agreements with pay-in providers allowing for legal recourse. We are also exposed to credit risk relating to our banking partners where we hold assets, our disbursement partners when we prefund or remit funds in advance of having collected funds from our customers through our pay-in payment processors, if our disbursement partners fail to disburse funds according to our instructions (for example, due to their insufficient capital), and our consumer receivables. We mitigate these credit exposures by engaging with reputable disbursement partners and performing a credit review before onboarding each disbursement partner, by negotiating for postfunding arrangements where circumstances permit, and by managing eligibility related to our consumer receivables. We also periodically review credit ratings, or, if unavailable, other financial documentation, of both our pay-in payment providers and disbursement partners. We have not experienced significant losses during the periods presented.

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
A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net income (loss) was generated, would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $37.9 million as of December 31, 2025, and $17.4 million as of December 31, 2024, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of global money movement transactions. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of global money movement transactions.
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. We also deploy derivatives and other financial instruments to reduce foreign currency exchange risk due to the timing difference between purchase of foreign currency and remittance initiation. These foreign exchange contracts have not had a material impact on our operations in the period. We do not use derivative financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Remitly Global, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Remitly Global, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Revenue Recognition
As described in Note 3 to the consolidated financial statements, the Company’s consolidated revenue was $1.64 billion for the year ended December 31, 2025. The Company’s primary source of revenue is generated from its global money movement product. Revenue is earned from transaction fees charged to customers and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on the Company's currency purchases. Revenue is recognized, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided, when control of these services is transferred to the Company’s customers, which is the time the funds have been delivered to the intended recipient. The Company’s global money movement product comprises of a single performance obligation to complete transactions for the Company's customers. The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the revenue recognition process, including controls over the completeness, accuracy and occurrence of revenue recognized. These procedures also included, among others, testing the completeness, accuracy and occurrence of revenue recognized for a sample of revenue transactions by (i) obtaining and inspecting source documents, which included customer transaction records, incoming cash receipts, and cash disbursement statements, and (ii) evaluating the appropriateness of revenue recognized based on the terms of the related customer transaction record.
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 18, 2026
We have served as the Company’s auditor since 2016.

REMITLY GLOBAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$542,426	$368,097
Disbursement prefunding	441,335	288,934
Customer funds receivable, net	286,455	193,965
Prepaid expenses and other current assets	45,735	46,518
Total current assets	1,315,951	897,514
Property and equipment, net	61,521	31,566
Operating lease right-of-use assets	12,452	13,002
Goodwill	54,940	54,940
Intangible assets, net	2,125	10,463
Other noncurrent assets, net	11,724	5,386
Total assets	$1,458,713	$1,012,871
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$28,450	$16,159
Customer liabilities	219,667	188,984
Short-term debt	2,821	2,468
Accrued expenses and other current liabilities	141,948	116,652
Operating lease liabilities	6,166	4,745
Total current liabilities	399,052	329,008
Operating lease liabilities, noncurrent	28,135	9,073
Long-term debt	155,000	—
Other noncurrent liabilities	7,737	9,319
Total liabilities	589,924	347,400
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of both December 31, 2025 and 2024; 210,625,519 and 200,534,626 shares issued and outstanding as of December 31, 2025 and 2024, respectively	21	20
Additional paid-in capital	1,325,520	1,195,390
Accumulated other comprehensive income (loss)	3,596	(1,658)
Accumulated deficit	(460,348)	(528,281)
Total stockholders’ equity	868,789	665,471
Total liabilities and stockholders’ equity	$1,458,713	$1,012,871
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Revenue	$1,635,147	$1,263,963	$944,285
Costs and expenses
Transaction expenses(1)	549,480	431,604	329,113
Customer support and operations(1)	101,226	83,918	82,521
Marketing(1)	342,903	303,799	234,417
Technology and development(1)	313,907	269,817	219,939
General and administrative(1)	225,129	195,857	179,372
Depreciation and amortization	25,034	18,054	13,118
Total costs and expenses	1,557,679	1,303,049	1,058,480
Income (loss) from operations	77,468	(39,086)	(114,195)
Interest income	7,699	8,077	7,447
Interest expense	(7,612)	(3,241)	(2,352)
Other income (expense), net	(5,927)	3,999	(2,838)
Income (loss) before provision for income taxes	71,628	(30,251)	(111,938)
Provision for income taxes	3,695	6,727	5,902
Net income (loss)	$67,933	$(36,978)	$(117,840)
Net income (loss) per share attributable to common stockholders:
Basic	$0.33	$(0.19)	$(0.65)
Diluted	$0.31	$(0.19)	$(0.65)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	205,833,196	194,646,436	180,818,399
Diluted	217,569,896	194,646,436	180,818,399
__________________
(1) Exclusive of depreciation and amortization, shown separately.

The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$67,933	$(36,978)	$(117,840)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,254	(1,993)	1,078
Comprehensive income (loss)	$73,187	$(38,971)	$(116,762)
The accompanying notes are an integral part of these consolidated financial statements.

REMITLY GLOBAL, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Year Ended December 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2025	200,534,626	$20	$1,195,390	$(1,658)	$(528,281)	$665,471
Issuance of common stock in connection with ESPP	929,118	—	11,147	—	—	11,147
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	11,801,711	1	6,662	—	—	6,663
Donation of common stock	181,961	—	3,336	—	—	3,336
Taxes paid related to net shares settlement of equity awards	(1,337,831)	—	(26,909)	—	—	(26,909)
Stock-based compensation expense	—	—	159,788	—	—	159,788
Common stock repurchased	(1,484,066)	—	(23,894)	—	—	(23,894)
Other comprehensive income	—	—	—	5,254	—	5,254
Net income	—	—	—	—	67,933	67,933
Balance as of December 31, 2025	210,625,519	$21	$1,325,520	$3,596	$(460,348)	$868,789

	Year Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2024	188,435,952	$19	$1,020,286	$335	$(491,303)	$529,337
Issuance of common stock in connection with ESPP	826,305	—	9,382	—	—	9,382
Issuance of common stock upon exercise of stock options, including early exercised options, and vesting of restricted stock units	11,267,883	1	8,715	—	—	8,716
Donation of common stock	181,961	—	2,587	—	—	2,587
Issuance of common stock previously held back for acquisition consideration	131,507	—	2,783	—	—	2,783
Taxes paid related to net shares settlement of equity awards	(308,982)	—	(5,228)	—	—	(5,228)
Stock-based compensation expense	—	—	156,865	—	—	156,865
Other comprehensive loss	—	—	—	(1,993)	—	(1,993)
Net loss	—	—	—	—	(36,978)	(36,978)
Balance as of December 31, 2024	200,534,626	$20	$1,195,390	$(1,658)	$(528,281)	$665,471

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

REMITLY GLOBAL, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$67,933	$(36,978)	$(117,840)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and other	46,761	16,473	13,695
Stock-based compensation expense, net	155,114	152,137	136,967
Donation of common stock	3,336	2,587	4,600
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,477)	(12,224)	(13,035)
Operating lease right-of-use assets	5,467	5,981	5,186
Accounts payable	10,058	(20,823)	27,559
Accrued expenses and other liabilities	23,840	10,584	14,407
Operating lease liabilities	15,050	(6,141)	(4,733)
Net cash provided by operating activities	325,082	111,596	66,806
Cash flows from investing activities
Purchases of property and equipment	(29,431)	(5,998)	(2,857)
Capitalized internal-use software costs	(12,389)	(11,704)	(6,247)
Net collections (originations) from consumer receivables	(28,114)	(2,184)	—
Cash paid for acquisition, net of acquired cash, cash equivalents, and restricted cash	—	—	(40,933)
Net cash used in investing activities	(69,934)	(19,886)	(50,037)
Cash flows from financing activities
Proceeds from exercise of stock options	6,662	8,667	14,288
Proceeds from issuance of common stock in connection with ESPP	11,147	9,382	6,132
Cash paid for repurchase of common stock	(23,894)	—	—
Proceeds from revolving credit facility borrowings	6,811,000	1,453,000	764,000
Repayments of revolving credit facility borrowings	(6,656,000)	(1,583,000)	(634,000)
Taxes paid related to net share settlement of equity awards	(26,909)	(5,228)	(6,702)
Net change in customer funds assets and liabilities	(208,708)	85,073	(120,396)
Cash paid for settlement of amounts previously held back for acquisition consideration	—	(10,261)	—
Payment of debt issuance costs	(3,078)	—	—
Repayment of assumed indebtedness	—	—	(17,068)
Net cash (used in) provided by financing activities	(89,780)	(42,367)	6,254
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	9,114	(4,555)	1,272
Net increase in cash, cash equivalents, and restricted cash	174,482	44,788	24,295
Cash, cash equivalents, and restricted cash at beginning of period	369,817	325,029	300,734
Cash, cash equivalents, and restricted cash at end of period	$544,299	$369,817	$325,029
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$542,426	$368,097	$323,710
Restricted cash included in prepaid expenses and other current assets	883	658	774
Restricted cash included in other noncurrent assets, net	990	1,062	545
Total cash, cash equivalents, and restricted cash	$544,299	$369,817	$325,029
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
Remitly is a trusted provider of financial services that transcend borders. With a footprint spanning more than 175 countries, Remitly has built one of the world’s leading global money movement platforms, trusted by millions of customers. Remitly continues to evolve beyond a remittance company into a diversified, cross-border financial services provider, serving both consumers and businesses across a growing set of use cases.
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
Reclassification in Statements of Cash Flows
These consolidated financial statements and notes have been prepared consistently, with the exception of the reclassification of certain prior year amounts within the Company’s Consolidated Statements of Cash Flows. Beginning in the fourth quarter of 2025, the Company changed the presentation of certain cash activity related to customer funds assets and liabilities, which is comprised of disbursement prefunding, customer funds receivable, customer liabilities, and trade settlement liability included within the line item ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. Certain components of this activity were reclassified from cash flows from operating activities to cash flows from financing activities, reflected within the line item ‘Net change in customer funds assets and liabilities’ on the Consolidated Statements of Cash Flows. This change resulted in a decrease in cash flows from operating activities of $85.1 million for the year ended December 31, 2024 and an increase of $120.4 million for the year ended December 31, 2023, offset by a corresponding change in cash flows from financing activities for both years presented. The Company has conformed the prior period Consolidated Statements of Cash Flows to the current period presentation to enhance transparency and provide comparability. This reclassification did not affect the Company’s Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, or Consolidated Statements of Shareholders’ Equity.
Use of Estimates
The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported and disclosed within the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition including the treatment of sales incentive programs, reserves for transaction losses, allowance for credit losses, stock-based compensation expense, the carrying value of operating lease right-of-use assets and operating lease liabilities, the recoverability of deferred tax assets, capitalization of software development costs, goodwill, and intangible assets. The key assumptions applied for the value of the intangible assets include revenue growth rates for a hypothetical market participant, selected discount rates, as well as migration curves for developed technology. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Actual results could differ from these estimates and assumptions, and these differences could be material to the consolidated financial statements.

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash, cash equivalents, and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the years ended December 31, 2025, 2024, and 2023.
For the years ended December 31, 2025, 2024, and 2023, no individual customer represented 10% or more of total revenues or customer funds receivable.
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
Cash and Cash Equivalents
The Company holds its cash and cash equivalents with financial institutions throughout the world, which management assesses to be of high credit quality. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, so long as the Company has legal title to such amounts held in these accounts. Amounts that are held in accounts for which the Company does not have legal title to are recorded separately on the Consolidated Balance Sheets, typically as disbursement prefunding balances. Cash and cash equivalents primarily consist of cash on hand and various deposit accounts, including accounts held in the Company’s name for the benefit of the Company’s customers for which the Company has control.
Restricted Cash
The Company has relationships with certain payment processors that are responsible for processing the Company’s incoming customer payments. These processors require the Company to maintain certain restricted cash balances as collateral throughout the term of the processor arrangement. In addition, the Company may be required to maintain restricted cash as a result of other contractual arrangements with vendors and partners. Restricted cash is classified within ‘Prepaid expenses and other current assets’ and ‘Other noncurrent assets, net’ on the Consolidated Balance Sheets, based on the contractual terms.
Disbursement Prefunding
The Company maintains relationships with disbursement partners in various countries. These partners are responsible for disbursing funds to recipients. The Company may maintain prefunding balances with these disbursement partners so that they are able to fulfill customer requests. The Company is exposed to the risk of loss in the event the Company’s disbursement partners fail, for any reason, to disburse funds to recipients according to the Company’s instructions. However, historical losses for the disbursement funding accounts have not been material.
The Company does not earn interest on these balances. The balances are not compensating balances and are not legally restricted.
Customer Funds Receivable, Net
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
Consumer Receivables
Through Remitly Flex, the Company allows customers to fund and send cross-border transactions now and pay later via a no-interest, flexible payment option. When customers use Remitly Flex, the Company advances the cross-border amount on behalf of the customer and establishes a receivable for the customer’s outstanding amount for repayment of the advance by the customer to retain eligibility for future advances. Customers are required to repay Remitly Flex receivables in full within 30 days of the transaction in order to retain eligibility for future advances, or up to 90 days if the customers enroll in a monthly subscription fee program. Remitly Flex receivables are recorded in ‘Customer funds receivable, net’ until collected and classified as held for investment as the Company has the intent and ability to hold the investment for the foreseeable future, or until maturity or payment is received. Consumer receivables, net are further discussed in Note 4. Consumer Receivables.

Collectability of Customer Funds Receivable
Under the current expected credit loss (“CECL”) model, the Company evaluates the collectability of its customer funds receivable on a number of factors, including historical losses, aging, payment processor risks, specific customer repayment trends, and forecasted losses. Consumer receivables are short-term, low-dollar balances, and originate from a homogenous pool of customers, and the Company applies a pooled aging-based method to estimate expected losses. The allowance for credit losses related to customer funds receivable, inclusive of consumer receivables, was not material as of both December 31, 2025 and December 31, 2024.
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
Transaction costs related to business combinations are expensed as incurred and included in ‘General and administrative expenses’ within the Consolidated Statements of Operations. Transaction costs primarily include external legal, accounting, valuation, and due diligence costs, as well as advisory and other professional services fees necessary to integrate acquired businesses.
Goodwill
Goodwill represents the excess of the purchase price over the acquisition-date fair value of net assets, including the amount assigned to identifiable intangible assets, acquired in a business combination. The Company evaluates goodwill for impairment annually on October 31 or whenever events or changes in circumstances make it more likely than not that impairment may have occurred. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. The Company considers factors in performing a qualitative assessment, including, but not limited to, general macroeconomic conditions, industry and market conditions, company financial performance, changes in strategy, and other relevant entity-specific events. If the Company elects to bypass the qualitative assessment or does not pass the qualitative assessment, a quantitative assessment is performed. The quantitative assessment compares the carrying value to the fair value of goodwill, with the difference representing an impairment loss. Based on the results of qualitative assessment performed, the Company did not recognize any impairment losses on its goodwill during the periods presented herein.
Intangible Assets
Intangible assets with finite lives primarily consist of developed technology, customer relationships, and trade names acquired through business combinations or asset acquisitions. Intangible assets acquired through business combinations are recorded at their respective estimated acquisition-date fair value and amortized over their estimated useful lives. Other intangible assets acquired through asset acquisitions are recorded at their respective cost. Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be realized over their estimated useful lives, or straight lined if not materially different. Intangible asset lives are periodically reviewed, assessed, and adjusted as necessary based on changes in facts and circumstances that could impact estimated remaining useful lives.
Long-Lived Assets
The Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If any indicators of impairment are present, the Company tests recoverability. The carrying value of a long-lived asset or asset group is not recoverable if the carrying value exceeds the sum of the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset or asset group. If the estimated undiscounted future cash flows do not exceed the asset or asset group’s carrying amount, then an impairment loss is recorded, measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its estimated fair value. During the years ended December 31, 2025, 2024, and 2023, impairments of long-lived assets were not material.
Fair Value of Financial Instruments
The Company establishes the fair value of its certain assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value within the consolidated financial statements on a recurring basis. The carrying values of certain financial instruments, including cash equivalents, disbursement prefunding, customer funds receivable including consumer receivables, accounts payable, accrued expenses and other current liabilities, customer liabilities, short-term debt, and long-term debt approximate their respective fair values due to their short-term nature.

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
Derivative Instruments
The Company manages certain exposure to foreign currency exchange risk using foreign exchange contracts such as short duration foreign exchange swap contracts. The foreign exchange contracts are not designated as hedging instruments and the Company does not enter into derivative instruments for speculative purposes.
The Company accounts for foreign exchange contracts under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires that they are initially and subsequently measured at fair value. The Company records its foreign exchange contracts within ‘Prepaid expenses and other current assets’ or ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. Changes in the fair value of foreign exchange contracts—both realized and unrealized—are recognized in earnings as a component of ‘Revenue’ within the Consolidated Statements of Operations. Cash flows related to foreign exchange contracts are classified as operating activities on the Consolidated Statements of Cash Flows, consistent with their role in managing foreign currency exchange risk associated with revenue-producing activities.
As of December 31, 2025, the notional value of the Company’s outstanding foreign exchange contracts classified as derivative instruments was $25.0 million. The fair values of the related derivative assets and liabilities were not material. No material gains or losses on derivative instruments were recorded during the year ended December 31, 2025. No derivative instruments were outstanding as of December 31, 2024 or 2023, and no gains or losses on derivative instruments were recorded during the years ended December 31, 2024 or 2023.
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
Capitalized Internal-Use Software Costs
The Company capitalizes internal and external direct costs incurred related to obtaining or developing internal-use software. Costs incurred during the application development stage are capitalized and are amortized using the straight-line method over the estimated useful life of the software. Costs related to planning and other preliminary project activities and post-implementation activities are expensed as incurred.
Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company’s lease commitments consist primarily of real estate property, used for office space, under various noncancellable operating leases that expire between 2026 and 2032. The majority of the leases contain renewal options and provisions for increases in rental rates based on a predetermined schedule or an agreed upon index. If, at lease inception, the Company considers the exercise of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use (“ROU”) asset and lease liability.
The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Lease classification is determined at the lease commencement date.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is recognized at the commencement date based on the present value of lease payments over the lease term. The ROU asset is initially measured at cost, which is based on the lease liability adjusted for lease prepayments, plus any initial direct costs incurred less any lease incentives received or expected to be received. As presented on the Consolidated Balance Sheets, the ROU asset and lease liability amounts are reduced by tenant improvement allowances which are deemed to be reasonably certain of collection. As the rate implicit in most of its leases is not readily determinable, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. When the Company’s lease terms include options to extend or terminate the lease and it is reasonably certain that the Company will exercise that option, the Company considers the option in determining the classification and measurement of the lease. The Company utilized certain practical expedients and policy elections available under the lease accounting standard. The Company has elected to combine lease and non-lease components as a single lease component for its real estate leases. The Company also elected not to recognize ROU assets and lease liabilities on its Consolidated Balance Sheets for leases that have a lease term of twelve months or less. The Company recognizes lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.
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
During the years ended December 31, 2025, 2024, and 2023, the Company did not have any material finance leases.
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
Trade Settlement Liabilities
The Company’s trade settlement liability represents the total of disbursement postfunding liabilities and book overdrafts owed to its disbursement partners. Disbursement postfunding liabilities are created when the sum of customer transactions related to a specific account held with a disbursement partner are in excess of funds on deposit for the respective account. Book overdrafts are created when the sum of outstanding disbursements related to a bank account or series of accounts to which the Company has legal title are in excess of funds on deposit. Trade settlement liabilities are included within ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. Refer to Note 17. Accrued Expenses & Other Current Liabilities for the trade settlement liabilities balances. The Company’s policy is to report the change in trade settlement liabilities as a financing activity within ‘Net change in customer funds assets and liabilities’ on the Consolidated Statements of Cash Flows based on the underlying nature of the transactions.
Revenue Recognition
Refer to Note 3. Revenue for information related to the Company’s revenue recognition policy.
Transaction Expenses
Transaction expenses include fees paid to disbursement partners for paying funds to the recipient, provisions for transaction losses, and fees paid to payment processors for funding transactions. Transaction expenses also include chargebacks, fraud prevention, fraud management tools, and compliance tools. The Company establishes reserves for transaction losses based on historical trends and any specific risks identified in processing customer transactions. This reserve is included in ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. Refer to Note 16. Commitments and Contingencies for a rollforward of the Company’s reserve for transaction losses for the years ended December 31, 2025 and 2024.
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
Marketing
Marketing expenses consist primarily of advertising costs used to attract new customers, including branding-related expenses. Marketing expenses also include personnel-related expenses associated with the Company’s marketing organization staff, including salaries, benefits, and stock-based compensation expense; promotions; costs for software subscription services dedicated for use by the Company’s marketing functions; and outside services contracted for marketing purposes.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Consolidated Statements of Operations. Advertising expenses totaled $255.1 million, $225.4 million, and $181.3 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development, and maintenance of both new and existing products and services, including salaries, benefits, and stock-based compensation expense. Technology and development expenses also include professional services fees and costs for software subscription services dedicated for use by the Company’s technology and development teams, as well as other company-wide technology tools. Technology and development expenses also include product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs do not qualify for capitalization. Technology and development costs are generally expensed as incurred and do not include software development costs which qualify for capitalization as internal-use software. The amortization of internal-use software costs which were capitalized in accordance with ASC 350-40, Intangibles - Goodwill and Other-Internal-Use Software, is included in ‘Depreciation and amortization’ within the Consolidated Statements of Operations.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for the Company’s finance, legal, compliance, human resources, facilities, administrative personnel, and other leadership functions, including salaries, benefits, and stock-based compensation expense. General and administrative expenses also include professional services fees, software subscriptions, facilities, indirect taxes, credit losses, and other corporate expenses, including acquisition and integration expenses. Such expenses primarily include external legal, accounting, valuation, and due diligence costs, and advisory and other professional services fees necessary to integrate acquired businesses.
Stock-Based Compensation
Equity Incentive Plans and Employee Stock Purchase Plans
The Company grants equity awards under its equity incentive plan, as well as its employee stock purchase plan.
Equity Plans
In 2011, the Company adopted the Equity Incentive Plan (as amended, the “2011 Plan”), which provided for the issuance of up to 43,899,677 incentive stock options, nonqualified stock options, restricted common stock, restricted stock units (“RSUs”), and stock appreciation rights to employees, directors, officers, and consultants of the Company.
In 2021, the Company adopted the Remitly Global, Inc. 2021 Equity Incentive Plan (as amended, the “2021 Plan,” and together with the 2011 Plan, the “Plan”) as a successor to the 2011 Plan. The 2021 Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted common stock, RSUs, stock appreciation rights, and performance and stock bonus awards. Pursuant to the 2021 Plan, incentive stock options may be granted only to Company employees. The Company may grant all other types of awards to its employees, directors, and consultants. The 2021 Plan is administered by the Company’s board of directors or its talent and compensation committee, which determines the terms of the grants, including exercise price, number of equity awards granted, and vesting schedule. The 2021 Plan provided for the initial issuance of up to 25,000,000 shares of common stock, plus any reserved shares not issued or forfeited shares that were subject to outstanding grants under the 2011 Plan. A total of 25,552,736 shares were initially reserved for issuance under the 2021 Plan. Beginning in January 2022, the number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each year through 2031 by the number of shares equal to 5% of the aggregate number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s board of directors.
In addition, in 2021, the Company adopted the Remitly Global, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) to enable eligible employees to purchase shares of common stock with accumulated payroll deductions at a discount. The ESPP provided for the initial issuance of up to 3,500,000 shares of common stock. Beginning in January 2022, the number of shares reserved for issuance and sale under the ESPP will increase automatically on January 1 of each year through 2031 by the number of shares equal to 1% of the aggregate number of outstanding shares of common stock as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s talent and compensation committee, or by the Company’s board of directors acting in place of the talent and compensation committee. Subject to stock splits, recapitalizations, or similar events, no more than 35,000,000 shares of common stock may be issued over the term of the ESPP. The ESPP is intended to qualify under Section 423 of the Code, provided that the administrator may adopt sub-plans under the ESPP designed to be outside of the scope of Section 423 for participants who are non-U.S. residents.

Fair Value Assumptions
The Company measures stock-based compensation expense for both stock options granted under its equity incentive plans, and purchase rights issued under its ESPP, by calculating the estimated fair value of each employee and nonemployee award at the grant date or modification date by applying the Black-Scholes option pricing model (the “model”). The model utilizes the fair market value of the Company’s common stock at the measurement date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rate, and expected dividend yield of the common stock. Stock-based compensation for RSUs is measured based on the fair market value of the Company’s common stock on the date of grant. The fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the NASDAQ.
Expected term. The Company calculates the expected term based on the average period the options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the requisite service period and the contractual term of the award.
Expected volatility. The Company bases its estimate of expected volatility on the historical volatility of the Company’s common stock, as well as the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data.
Risk-free interest rate. The risk-free interest rate used in the model is based on the implied yield currently available for the U.S. Treasury securities at maturity with an equivalent term.
Expected dividend yield. The Company’s expected dividend yield is zero as it has not declared nor paid any dividends during the years ended December 31, 2025, 2024, or 2023 and does not currently expect to do so in the future.
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
Stock Options
Stock options granted under the Plan generally vest over a period from two years to four years from the vesting commencement date on a monthly basis with or without a one-year cliff or, for nonemployees, ratably on a monthly basis over a shorter period, depending upon anticipated duration of services. Other vesting terms are determined by the Company’s board of directors or its talent and compensation committee. All options granted under the Plan are exercisable for up to ten years from the grant date, subject to vesting. In the event of termination of service, options will generally remain exercisable, to the extent vested, for three months following the termination of service.
Restricted Stock Units
The Company grants RSUs to employees and directors with service-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The grant-date fair value of these RSUs will be recognized over the requisite service period.
Employee Stock Purchase Plan
The ESPP provides for offering periods during which eligible employees can participate in the ESPP and be granted the right to purchase shares. Prior to September 2025, offering periods commenced on March 1 and September 1, with each offering period consisting of four six-month purchase periods, for a total of a 24-month offering period. In September 2025, the Company implemented a new offering structure under which each new offering period consists of two six-month purchase periods, for a total of a 12-month offering period. The ESPP includes a rollover feature for the purchase price if the Company's stock price at the end of the purchase period is less than the Company's stock price on the first day of the offering period. If this rollover feature is triggered, a new 12-month offering period begins. No offering periods may last longer than 27 months. The grant date for accounting purposes is generally the first date of each offering period and expense is recognized over the requisite service period, which is considered to be the offering period.
Eligible employees can contribute up to 15% of their eligible compensation, subject to limitations provided for in the ESPP, and purchase the common stock at a purchase price per share equal to 85% of the lesser of the fair market value of the common stock on (i) the offering date, which is defined as the first business day of the offering period, or (ii) the purchase date, which is the final business day of the purchase period.
Share Repurchase
Share repurchases may be made through a variety of methods, which may include open market transactions, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. When repurchased shares are retired, the excess of the purchase price over par value is recorded to ‘Additional paid-in capital’ on the Consolidated Balance Sheets.

Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income attributable to common shares by the weighted-average number of shares of common stock outstanding including the dilutive effect of all potential shares of common stock as determined under the treasury stock method. Dilutive common shares primarily include outstanding stock options, unvested RSUs, and ESPP related shares. In periods when the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items are anti-dilutive.
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
The Company recognizes deferred tax assets to the extent that these assets are believed more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, cumulative historic losses, projected future taxable income, tax planning strategies, and results of recent operations.
Due to cumulative losses in the U.S. during the prior three years, and based on all available positive and negative evidence, the Company does not believe it is more likely than not that its U.S. deferred tax assets will be realized as of December 31, 2025. Accordingly, the Company has provided a full valuation allowance for U.S. deferred tax assets, which includes net operating loss carryforwards, capitalized research costs, and tax credits related primarily to research and development. When considering its historical earnings trend and anticipated future earnings, the Company believes there is a reasonable possibility that sufficient positive evidence may become available where the Company will release all or a portion of the valuation allowance in a future period. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.
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
As a result of this assessment, management has recorded an estimated liability within ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. The Company’s estimate is based on the totality of factors including applicability of the tax rules, correspondence with tax authorities including payments made, and tax analysis and documentation supporting the Company’s positions.
Although the Company believes its indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits or settlements could be materially different than the amounts recorded.
Severance and Other Related Expenses
The Company records severance-related expenses based on the applicable accounting guidance and whether the severance relates to an ongoing benefit arrangement or relates to a one-time involuntary benefit arrangement. Ongoing benefit arrangements, including statutorily required notice periods, are recorded when both probable of being paid and estimable. One-time involuntary benefit arrangements and other associated costs are generally recognized when a liability is incurred. The Company also evaluates whether these costs are associated with restructuring activities. Severance costs are expensed within the appropriate costs and expenses component within our Consolidated Statements of Operations and associated accruals are recorded within ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets.

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The Company adopted this new guidance on a retrospective basis effective January 1, 2025. Refer to Note 14. Income Taxes for additional information.
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure of disaggregated income statement expenses based on their natural classification. The guidance is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. ASU 2024-03 may be applied on a prospective basis, and retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance to its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which is intended to modernize the recognition and capitalization framework to reflect current software development practices. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance to its consolidated financial statements and related disclosures.
There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable. The Company does not believe any of these accounting pronouncements have had, or will have, a material impact on the consolidated financial statements or disclosures.
3.    Revenue
The Company’s primary source of revenue is generated from its global money movement product. Revenue is earned from transaction fees charged to customers and the foreign exchange spreads earned between the foreign exchange rate offered to customers and the foreign exchange rate on the Company's currency purchases. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for services provided, when control of these services is transferred to the Company’s customers, which is the time the funds have been delivered to the intended recipient. The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which includes the following steps:
(1)identification of the contract with a customer;
(2)identification of the performance obligations in the contract;
(3)determination of the transaction price;
(4)allocation of the transaction price to the performance obligations in the contract; and
(5)recognition of revenue when, or as, the Company satisfies a performance obligation.
For the Company’s global money movement product, customers engage the Company to perform one integrated service—collect the customer’s money and deliver funds to the intended recipient in the currency requested. Payment is generally due from the customer upfront upon initiation of a transaction, when the customer simultaneously agrees to the Company’s terms and conditions.
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
The Company’s global money movement product comprises of a single performance obligation to complete transactions for the Company’s customers. Using compliance and risk assessment tools, the Company performs a transaction risk assessment on individual transactions to determine whether a transaction should be accepted. When the Company accepts a transaction and processes the designated payment method of the customer, the Company becomes obligated to its customer to complete the payment transaction, at which time a receivable is recorded, along with a corresponding customer liability. None of the Company’s contracts contain a significant financing component.

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
The following table presents the Company’s sales incentives for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Reduction to revenue	$46,388	$37,842	$32,584
Marketing expenses(1)	29,583	20,695	18,974
Total sales incentives	$75,971	$58,537	$51,558
__________________
(1) Sales incentives that are charged to marketing expenses are included in ‘Advertising expenses’ as disclosed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location for the years ended December 31, 2025, 2024, and 2023, attributed to the country in which the sending customer is located:

	Years Ended December 31,
(in thousands)	2025	2024	2023
United States	$1,083,109	$825,772	$631,746
Canada	163,793	141,063	113,310
Rest of world	388,245	297,128	199,229
Total revenue	$1,635,147	$1,263,963	$944,285

4.    Consumer Receivables
Consumer receivables represent outstanding amounts advanced to customers for cross-border payments processed through Remitly Flex. These receivables are interest free and are generally due in full within 30 days of the transaction in order to retain eligibility for future advances, or up to 90 days if customers enroll in a monthly subscription fee program.
The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status as of December 31, 2025, and 2024:

	December 31,
(in thousands)	2025	2024
Current	$25,288	$1,894
1 - 30 days past due	1,932	276
31 - 60 days past due	1,111	120
61 - 90 days past due	723	—
91+ days past due	552	—
Total amortized cost	$29,606	$2,290
Consumer receivables are charged off when they are over 120 days past due and the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company reduces the related allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to ‘General and administrative expenses’ on the Consolidated Statements of Operations in the period they were recovered.
The allowance for credit losses, charge-offs, and recoveries related to consumer receivables, as well as for other components of customer funds assets, were each not material for the years ended December 31, 2025, 2024, and 2023.
5.    Prepaid Expenses & Other Current Assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Prepaid expenses	$17,229	$22,529
Payment card receivable	14,755	11,677
Tax receivable	5,202	3,250
Other	8,549	9,062
Total prepaid expenses and other current assets	$45,735	$46,518
6.    Property and Equipment
Property and equipment, net consisted of the following as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Capitalized internal-use software	$56,690	$39,627
Computer and office equipment	11,929	8,440
Furniture and fixtures	7,510	2,853
Leasehold improvements	29,597	8,720
Projects in process	731	7,672
Total gross property and equipment	106,457	67,312
Less: Accumulated depreciation and amortization	(44,936)	(35,746)
Property and equipment, net	$61,521	$31,566
Depreciation and amortization expense related to property and equipment was $16.7 million, $11.9 million, and $8.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. During the year ended December 31, 2025, the Company disposed of fully depreciated property and equipment with an associated accumulated depreciation balance of $7.2 million. The amount of disposals of fully depreciated property and equipment assets during the years ended December 31, 2024 and 2023 were not material.

Capitalized Internal-Use Software Costs
The following table presents the Company’s capitalized internal-use software, including amortization expense recognized, for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Total capitalized internal-use software costs(1)	$17,063	$16,432	$9,379
Stock-based compensation costs capitalized to internal-use software	4,674	4,728	3,132
Amortization expense(2)	11,429	8,066	4,529
__________________
(1) Amounts are inclusive of stock-based compensation costs capitalized to internal-use software as denoted within the table.
(2) Amounts are included within ‘Depreciation and amortization’ on the Consolidated Statements of Operations.
Geographical Information
The following table presents the Company’s long-lived assets based on geography, which consist of property and equipment, net and operating lease right-of-use assets for the years ended December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
United States	$53,816	$30,141
Poland	6,793	507
Israel	2,570	4,245
Rest of world	10,794	9,675
Total long-lived assets	$73,973	$44,568

7.    Business Combinations
There were no significant acquisitions accounted for as business combinations or divestitures completed in the years ended December 31, 2025 or 2024.
Acquisition Completed in 2023
The Company completed its acquisition of Rewire (O.S.G.) Research and Development Ltd. (“Rewire”) on January 5, 2023 by acquiring all outstanding equity interests of Rewire in exchange for cash and equity consideration, described below. The acquisition of Rewire allowed the Company to accelerate its opportunity to differentiate the remittance experience with complementary products, by bringing together its remittance businesses in new geographies, along with a strong team that is culturally aligned with the Company.
The acquisition met the criteria to be accounted for as a business combination in accordance with ASC 805, Business Combinations. This method required, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment.
Consideration Transferred
The acquisition-date fair value of consideration transferred for the acquisition totaled $77.9 million, as follows:

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
Holdback Liability
The holdback of cash and equity proceeds discussed above was recorded at its acquisition-date fair value and was classified as a liability within ‘Other noncurrent liabilities’ on the Consolidated Balance Sheets at the acquisition date. The portion of the holdback settled in Company shares was recorded at its fair value through its settlement date, with changes recorded to earnings. The estimated fair value of the portion of the holdback liability settled in equity used both observable and unobservable inputs, specifically considering the price of the Company’s common stock, as well as the probability of payout at the end of the holdback period, and was considered a Level 3 measurement, as defined in ASC 820, Fair Value Measurement.

During the years ended December 31, 2024 and 2023, the Company recorded $0.2 million and $1.1 million, respectively, to reflect the change in the fair value of the holdback liability, recorded within ‘General and administrative expenses’ on the Consolidated Statements of Operations.
In April 2024, the holdback liability discussed above was settled with a cash payment of $10.3 million and with $2.8 million of equity consideration, consisting of 131,507 shares of the Company’s common stock and restricted stock units. The holdback settlement was adjusted for immaterial post-closing net purchase price adjustments identified during the year ended December 31, 2024.
There was no remaining holdback liability recorded as of December 31, 2025.
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
Transaction Costs
Transaction costs incurred during the year ended December 31, 2025 were not material. Transaction costs totaled $0.2 million and $2.1 million, which included $0.2 million and $1.1 million for the change in the fair value of the holdback liability, during the years ended December 31, 2024 and 2023, respectively. Transaction costs are primarily related to the Company’s aforementioned acquisition of Rewire.
Other Disclosures
The results of operations of Rewire are included within the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) since the date of the acquisition.

8.    Goodwill and Intangible Assets
Goodwill
The goodwill recorded on the Consolidated Balance Sheets as of December 31, 2025 and 2024 was attributable to the acquisition of Rewire, completed within the year ended December 31, 2023, including measurement period adjustments, as described further in Note 7. Business Combinations. There were no adjustments to goodwill during the years ended December 31, 2025 or 2024.
Intangible Assets
The components of identifiable intangible assets as of December 31, 2025 and 2024 were as follows:

	December 31, 2025				December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Estimated Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(1,000)	$—	0.0	$1,000	$(667)	$333	1.0
Customer relationships	8,500	(6,375)	2,125	1.0	8,500	(4,250)	4,250	2.0
Developed technology	12,000	(12,000)	—	0.0	12,000	(6,120)	5,880	1.0
Total	$21,500	$(19,375)	$2,125		$21,500	$(11,037)	$10,463
The acquired identified intangible assets have estimated useful lives ranging from three to four years. Amortization expense for intangible assets was $8.3 million, $6.2 million, and $4.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Expected future intangible asset amortization as of December 31, 2025 was as follows:

(in thousands)	Amount
2026	2,125
Total	$2,125
9.    Fair Value Measurements
The Company’s derivative instruments are classified as Level 2 because it uses quoted forward spot rates at the end of the applicable periods, which are corroborated by market-based pricing. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information. There were no other financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025 or 2024.
The carrying values of certain financial instruments, including cash equivalents, disbursement prefunding, customer funds receivable including consumer receivables, accounts payable, accrued expenses and other current liabilities, customer liabilities, short-term debt, and long-term debt, approximate their respective fair values due to their short-term nature. If consumer receivables were measured at fair value in the financial statements, they would be classified as Level 3. All other financial instruments would be classified as Level 2.
10.     Debt
Secured Revolving Credit Facility
2025 Revolving Credit Facility
In June 2025, Remitly Global, Inc. and Remitly, Inc., a wholly-owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (the “2025 Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent. The 2025 Revolving Credit Facility has a revolving commitment of $550.0 million (including a $200.0 million letter of credit sub-facility). The 2025 Revolving Credit Facility replaced the existing 2021 Revolving Credit Facility, which is further discussed below. Proceeds under the 2025 Revolving Credit Facility are primarily used to support prefunding of customer flows within the Company’s global money movement product and also for general corporate purposes. As part of the 2025 Revolving Credit Facility, the Company capitalized $3.1 million of new debt issuance costs within ‘Other noncurrent assets, net’ on the Consolidated Balance Sheets, which are amortized to interest expense over the term of the 2025 Revolving Credit Facility.

The 2025 Revolving Credit Facility permits borrowings in the form of (a) alternate base rate loans, (b) term benchmark loans, and (c) swingline loans and has a maturity date of June 24, 2030. Borrowings under the 2025 Revolving Credit Facility accrue interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the 2025 Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the New York Federal Reserve Bank Rate in effect on such day plus 0.50% and (c) the Term SOFR Rate for an interest period of one month plus 1.00% (subject to a floor of 1.00%) plus 0.50% per annum) or (2) the Term SOFR Rate (subject to a floor of 0.00%) plus 1.50% per annum. Such interest is payable (a) with respect to loans bearing interest based on the Alternate Base Rate, the last day of each March, June, September, and December, (b) with respect to any term benchmark loan, at the end of each applicable interest period, but in no event less frequently than three months, and (c) with respect to any swingline loan, the day the loan is required to be repaid. In addition, an unused commitment fee, which accrues at a rate per annum equal to 0.25% of the unused portion of the revolving commitments, is payable on the fifteenth business day of each January, April, July, and October. Unused commitment fees were not material during the year ended December 31, 2025.
The 2025 Revolving Credit Facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the ability to dispose of certain assets, merge with other entities, incur certain indebtedness, grant liens, pay dividends or make other distributions to holders of the Company’s capital stock, make investments, enter into restrictive agreements, or engage in certain transactions with affiliates. Financial covenants in the 2025 Revolving Credit Facility include a requirement to maintain a net leverage ratio of no greater than 4.50:1.00, which is tested quarterly. The Company was in compliance with all financial covenants under the 2025 Revolving Credit Facility as of December 31, 2025.
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
As of December 31, 2025, the Company had $155.0 million outstanding borrowings under the 2025 Revolving Credit Facility with a weighted-average interest rate of 7.25%. As of December 31, 2025, the Company had unused borrowing capacity of $323.2 million under the 2025 Revolving Credit Facility, and $71.8 million in issued, but undrawn, standby letters of credit.
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
As of December 31, 2024, the Company had no outstanding borrowings under the 2021 Revolving Credit Facility. As of December 31, 2024, the Company had unused borrowing capacity of $277.3 million under the 2021 Revolving Credit Facility, and $48.2 million in issued, but undrawn, standby letters of credit.

Advance for Future Deposits
As part of the acquisition of Rewire, the Company assumed short-term indebtedness of Rewire that represents an advance for future deposits from Rewire’s amended agreement with one of its financial partners (the “Amendment” and the “Depositor,” respectively), entered into in October 2021. The Depositor made an advance payment to Rewire with respect to future deposits (the “Advance for Future Deposits”), with an original amount of 9.0 million Israeli shekel, approximately $2.8 million, which was transferred as an advance under the Amendment. As of December 31, 2025, the Advance for Future Deposits has a maturity date of November 2026 and provides for automatic extensions upon maturity. As of December 31, 2025 and 2024, the Company had $2.8 million and $2.5 million outstanding under the Amendment, respectively, which was recorded within ‘Short-term debt’ on the Consolidated Balance Sheets. The change in the outstanding balance is driven by the change in the foreign exchange conversion rate. The Advance for Future Deposits bears a floating interest rate of 1.4% plus Israeli Prime per annum, paid on a monthly basis. The Israeli Prime rate is defined as the Bank of Israel rate plus 1.5%. As of December 31, 2025 and 2024, the weighted-average interest rate was 7.40% and 7.35%, respectively.
Assumed Debt of Rewire
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
11.    Net Income (Loss) Per Common Share
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

	Years Ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$67,933	$(36,978)	$(117,840)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	205,833,196	194,646,436	180,818,399
Effect of dilutive securities	11,736,700	—	—
Diluted	217,569,896	194,646,436	180,818,399
Net income (loss) per share attributable to common stockholders:
Basic	$0.33	$(0.19)	$(0.65)
Diluted	$0.31	$(0.19)	$(0.65)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	As of December 31,
	2025	2024	2023
Stock options outstanding	—	8,240,251	10,801,396
RSUs outstanding	9,881,815	23,886,131	23,555,665
ESPP	568,761	2,005,433	791,226
Shares subject to repurchase	—	—	8,657
Unvested common stock, subject to service-based vesting conditions, issued in connection with acquisition(1)	—	52,040	104,080
Equity issuable in connection with acquisition(1)	—	—	133,309
Total	10,450,576	34,183,855	35,394,333
__________________
(1) Refer to Note 7. Business Combinations for further discussion of equity issued or to be issued in connection with the Rewire acquisition.

12.    Common Stock
As of December 31, 2025, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the years ended December 31, 2025, 2024, and 2023.
Pledge 1% Stock Donation
In July 2021, the Company’s board of directors approved the reservation of up to 1,819,609 shares of common stock that the Company may issue to or for the benefit of a 501(c)(3) nonprofit foundation or a similar charitable organization pursuant to the Company’s Pledge 1% commitment, in installments over ten years.
During each of the years ended December 31, 2025, 2024, and 2023, the Company donated 181,961 shares of its common stock to the Remitly Foundation, a donor advised fund at Rockefeller Philanthropy Advisors. For the years ended December 31, 2025, 2024, and 2023, the Company recorded a charge of $3.3 million, $2.6 million, and $4.6 million, respectively, to ‘General and administrative expenses’ on the Consolidated Statements of Operations.
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
During the year ended December 31, 2025, in accordance with its share repurchase program, the Company repurchased and retired an aggregate 1,484,066 shares of its common stock for $23.9 million, which was recorded to ‘Additional paid in capital’ on the Consolidated Balance Sheets. As of December 31, 2025, a total of $176.1 million remained available for future repurchases of the Company’s common stock under the share repurchase program. There were no share repurchases during the years ended December 31, 2024 or 2023.
13.    Stock-Based Compensation
Shares Available for Issuance
As of December 31, 2025, 17,226,859 and 7,997,937 awards remained available for issuance under the 2021 Plan and the ESPP, respectively.
Stock Options
The following is a summary of the Company’s stock option activity during the year ended December 31, 2025:

	Stock Options
(in thousands, except share and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Balances as of January 1, 2025	8,240,251	$4.58	4.78	$148,247
Exercised	(3,539,841)	2.71		60,809
Forfeited	(12,440)	7.43
Balances as of December 31, 2025	4,687,970	5.98	4.43	36,639
Vested and exercisable as of December 31, 2025	4,687,970	5.98	4.43	36,639
Vested and expected to vest as of December 31, 2025	4,687,970	$5.98	4.43	$36,639
__________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.

No stock options were granted during the years ended December 31, 2025, 2024, or 2023.
The following is a summary of the Company’s stock option activity during the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Aggregate grant-date fair value of options vested	$4,053	$14,125	$9,406
Aggregate intrinsic value of options exercised	60,809	32,263	69,472
Restricted Stock Units (“RSUs”)
RSU activity during the year ended December 31, 2025 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2025	23,886,131	$15.81
Granted	8,989,792	19.46
Vested	(8,415,296)	15.27
Cancelled/forfeited	(3,189,487)	16.33
Unvested at December 31, 2025	21,271,140	$17.48
The following is a summary of the Company’s RSU activity during the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Weighted-average grant-date fair value per share of RSUs granted	$19.46	$16.45	$17.48
Aggregate grant-date fair value of RSUs vested	128,502	125,307	113,024
Employee Stock Purchase Plan (“ESPP”)
A new 24-month ESPP offering period commenced on March 1, 2025. Beginning in September 2025, the Company implemented a new offering structure under which a new 12-month ESPP offering period commences on March 1 and September 1 of each fiscal year with the first 12-month ESPP offering period commencing on September 1, 2025. The ESPP plan includes a rollover feature for the purchase price if the Company's stock price at the end of the purchase period is less than the Company's stock price on the first day of the offering period. If this rollover feature is triggered, a new offering period begins. This feature was triggered on February 29, 2024 and August 30, 2024, resulting in incremental stock-based compensation expense of $1.7 million and $4.5 million, respectively. The rollover feature had an immaterial impact for all other periods presented. The incremental stock-based compensation expense is recognized over each new offering period.
The fair value of the ESPP offerings, including those described above, were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant-date fair value inputs for new offerings which commenced during the years ended December 31, 2025, 2024, and 2023, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

Years Ended December 31,
	2025	2024	2023
Risk-free interest rates	3.79% to 4.26%	3.84% to 5.20%	4.81% to 5.40%
Expected term	0.5 to 2.0 years	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	43.8% to 49.1%	39.3% to 61.3%	47.8% to 65.2%
Dividend rate	—%	—%	—%

Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, and the ESPP included within the Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 6. Property and Equipment, was as follows for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Customer support and operations	$1,575	$1,158	$1,404
Marketing	17,271	17,609	16,165
Technology and development	93,158	84,381	74,967
General and administrative	43,110	48,989	44,431
Total	$155,114	$152,137	$136,967
As of December 31, 2025, the total unamortized compensation cost related to all non-vested equity awards, including options and RSUs, was $279.0 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.4 years. As of December 31, 2025, the total unrecognized compensation expense related to the ESPP was $4.4 million, which is expected to be amortized over the next 0.7 years.
14.    Income Taxes
The components of income (loss) before provision for income taxes were as follows for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
United States	$54,557	$(42,708)	$(74,776)
Foreign	17,071	12,457	(37,162)
Income (loss) before provision for income taxes	$71,628	$(30,251)	$(111,938)
The components of the provision for income taxes were as follows for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current tax benefit (expense):
Federal	$(172)	$(197)	$—
State	(1,344)	(418)	(376)
Foreign	(4,551)	(5,562)	(6,365)
Total current tax benefit (expense)	(6,067)	(6,177)	(6,741)
Deferred tax benefit (expense):
Federal	—	—	—
State	—	—	—
Foreign	2,372	(550)	839
Total deferred tax benefit (expense)	2,372	(550)	839
Provision for income taxes	$(3,695)	$(6,727)	$(5,902)

A reconciliation at the applicable federal statutory rate to the Company’s effective income tax rate were as follows for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(dollars in thousands)	2025		2024		2023
U.S. federal tax at statutory rate	$15,042	21.00%	$(6,353)	21.00%	$(23,507)	21.00%
State and local income tax, net of federal income tax effect(1)	1,050	1.47%	302	(1.00)%	300	(0.27)%
Foreign tax effects:
Israel
Tax charges from integration of acquired companies	—	—%	—	—%	16,631	(14.86)%
Stock-based compensation	(4,082)	(5.70)%	2,360	(7.80)%	2,315	(2.07)%
Withholding taxes	2,973	4.15%	—	—%	168	(0.15)%
Change in valuation allowance	—	—%	—	—%	(6,387)	5.71%
Other	(689)	(0.96)%	(315)	1.04%	(715)	0.64%
Poland
Stock-based compensation	831	1.16%	727	(2.40)%	656	(0.59)%
Change in valuation allowance	2,107	2.94%	1,142	(3.78)%	901	(0.80)%
Research and development incentive	(2,541)	(3.55)%	(1,353)	4.47%	(901)	0.80%
Other	19	0.03%	110	(0.36)%	(400)	0.36%
United Kingdom
Stock-based compensation	182	0.25%	(557)	1.84%	(1,328)	1.19%
Other	211	0.29%	71	(0.24)%	55	(0.05)%
Canada
Research and development incentive	(834)	(1.16)%	—	—%	—	—%
Withholding taxes	318	0.44%	705	(2.33)%	194	(0.17)%
Other	728	1.02%	25	(0.08)%	180	(0.16)%
Other foreign jurisdictions	1,209	1.69%	437	(1.44)%	1,222	(1.09)%
Effect of cross-border tax laws:
Base erosion and anti-abuse tax	3,377	4.71%	3,612	(11.94)%	—	—%
Global Intangible Low-Taxed Income (“GILTI”)	1,735	2.42%	—	—%	—	—%
IRC Section 367(a) gain	—	—%	988	(3.27)%	—	—%
Tax credits:
Research tax credits	(9,542)	(13.32)%	(11,483)	37.96%	(18,277)	16.33%
Changes in valuation allowances	(3,519)	(4.91)%	20,170	(66.68)%	62,272	(55.63)%
Nontaxable or nondeductible items:
Stock-based compensation	(6,002)	(8.38)%	(5,437)	17.97%	(20,711)	18.50%
Tax charges from integration of acquired companies	—	—%	—	—%	(9,255)	8.27%
Other	68	0.09%	(109)	0.36%	385	(0.34)%
Changes in unrecognized tax benefits	885	1.24%	948	(3.13)%	3,075	(2.75)%
Other	169	0.24%	737	(2.43)%	(971)	0.86%
Provision for income taxes and effective tax rate	$3,695	5.16%	$6,727	(22.24)%	$5,902	(5.27)%
__________
(1) Maryland, New York, New York City, Pennsylvania, and Texas make up the majority (greater than 50 percent) of the tax effect in this category
As of December 31, 2025, the Company has U.S. net operating loss (“NOL”) carryforwards of $191.9 million, which substantially do not expire, and state NOL carryforwards of $162.0 million, which begin to expire between 2028 and 2045. NOL carryforwards are subject to further possible limitation should a change in ownership of the Company occur, as defined by Internal Revenue Code (“IRC”) Section 382. As of December 31, 2025, the Company has foreign NOL carryforwards of $14.7 million, of which $3.2 million will begin to expire in 2030.
As of December 31, 2025, the Company had U.S. federal research and development credit carryforwards of $46.5 million, which begin to expire in 2041, U.S. state research and development credit carryforwards of $0.9 million, which do not expire, and foreign research and development credit carryforwards of $4.3 million, which will begin to expire in 2029, but which may also be used to satisfy payroll tax liabilities in the future.
The Organization for Economic Cooperation and Development released Pillar Two model rules defining a 15% global minimum tax for multinational corporations. Many countries in which the Company operates have enacted Pillar Two. Pillar Two rules apply to the Company beginning in the Company’s fiscal year 2025. Pillar Two is not expected to materially impact the Company’s effective tax rate or cash flows for fiscal year 2025. New legislation or guidance could change the Company’s current assessment.

The total income tax benefit related to stock-based compensation expense and stock option exercises was $8.6 million, $3.0 million, and $2.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The components of income taxes paid (net of refunds) were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Federal	$200	$510	$—
State	41	1,752	503
Foreign	2,481	897	4,802
Total income taxes paid (net of refunds)	$2,722	$3,159	$5,305
Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

	Years Ended December 31,
(in thousands)	2025	2024	2023
State:
New York City	$(325)	$661	*
New York	*	174	*
Foreign:
Ireland	798	1,259	$521
United Kingdom	635	(1,219)	1,273
Canada	(630)	705	2,170
Brazil	519	*	*
Philippines	422	*	*
Australia	310	247	606
India	151	*	*
__________
*Jurisdiction below the threshold for the period presented.

The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets were as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$54,614	$59,255
Accrued expenses	4,463	775
Stock-based compensation	23,785	18,475
Operating lease liabilities	5,425	1,064
Capitalized research costs	69,563	85,835
Intangible assets	11,081	11,667
Research tax credits	39,246	29,634
Other	3,529	4
Gross deferred tax assets	211,706	206,709

Deferred tax liabilities:
Fixed assets	(8,647)	(3,660)
Operating lease right-of-use assets	(531)	(727)
Gross deferred tax liabilities	(9,178)	(4,387)

Valuation allowance(1)	(197,519)	(199,831)
Net deferred tax assets(2)	$5,009	$2,491
__________________
(1) The Company maintains a full valuation allowance against the U.S. net deferred tax assets, as it believes that these deferred tax assets do not meet the more likely than not threshold.
(2) The net deferred tax asset as of December 31, 2025 and 2024 was recorded within ‘Other noncurrent assets, net’ on the Company’s Consolidated Balance Sheets.
The net change in the total valuation allowance was a decrease of $2.3 million, an increase of $25.0 million, and an increase of $73.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. The change in valuation allowance as of December 31, 2025 was primarily related to the deduction of previously capitalized costs under IRC Section 174 and the utilization of U.S. federal and state net operating losses, offset by an increase in certain credit carryforwards. The change in valuation allowance as of December 31, 2024 and 2023 was primarily related to an increase in capitalized costs under IRC Section 174 and certain credit carryforwards, offset by the utilization of U.S. federal and state net operating losses. The following represents the changes in the Company’s valuation allowance for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$199,831	$174,863	$101,446
Charged to net income	(2,312)	24,968	67,030
Charged to other accounts	—	—	6,387
Ending balance	$197,519	$199,831	$174,863
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of December 31, 2025, tax years 2012 through 2021, and 2023 through 2025 remain open for examination by taxing authorities. The Company’s 2022 federal tax return was audited by the Internal Revenue Service, with no adjustments.
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

The following represents the changes in the Company’s unrecognized income tax benefits for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$19,544	$15,578	$—
Increases related to tax positions taken during the current year	2,428	3,157	11,438
Increases (decreases) related to tax positions taken during prior years	(1,261)	809	4,140
Ending balance	$20,711	$19,544	$15,578
As of December 31, 2025, the Company had unrecognized tax benefits of $20.7 million, of which $8.3 million would impact the annual effective tax rate if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to the valuation allowances recorded against deferred tax assets. As of December 31, 2025, $5.6 million of uncertain tax positions were recorded within ‘Other noncurrent liabilities’ on the Consolidated Balance Sheets, and $15.1 million were recorded as a reduction in deferred tax assets, of which $12.5 million are subject to valuation allowance.
The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended December 31, 2025, 2024, and 2023, the Company did not have material accrued interest or penalties associated with any unrecognized tax benefits.
15.    401(k) Defined Contribution Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company makes discretionary matching contributions that are funded in the following year. The Company matches 50% of the first 4% of compensation that a participant contributes to the 401(k) plan. In addition, as part of the acquisition of Rewire, the Company inherited various employer sponsored contribution savings plans. The Company’s contributions were not material for the years ended December 31, 2025, 2024, and 2023.
16.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s amended and restated certificate of incorporation and amended and restated bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of December 31, 2025 or 2024.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company operates in a complex legal and regulatory environment and its operations are subject to various U.S. and foreign laws, rules, and regulations. From time to time, the Company is also subject to inquiry, examinations, or enforcement actions from various of its regulators. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. As of December 31, 2025, the Company was involved in certain intellectual property and trademark disputes in certain jurisdictions; any potential loss related to those disputes cannot currently be reasonably estimated and any impact is expected to be immaterial.
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies as of December 31, 2025 and 2024.
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

As of December 31, 2025, the future minimum payments under the purchase commitments were as follows:

(in thousands)	Amount
2026	$30,442
2027	30,831
2028	26,625
2029	28,542
2030 and thereafter	17,500
Total future minimum payments	$133,940
Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in thousands)	2025	2024
Beginning balance	$3,585	$3,359
Provisions for transaction losses	86,021	58,155
Losses incurred, net of recoveries	(84,166)	(57,929)
Ending balance	$5,440	$3,585
17.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Trade settlement liability(1)	$34,884	$33,946
Accrued transaction expense	34,673	21,949
Accrued marketing expense	17,307	19,258
Accrued salary, benefits, and related taxes	12,996	11,704
Accrued taxes and taxes payable	9,772	5,888
Reserve for transaction losses	5,440	3,585
ESPP employee contributions	5,099	4,043
Accrued interest expense	2,342	488
Other	19,435	15,791
Total accrued expenses and other current liabilities	$141,948	$116,652
__________________
(1) The trade settlement liability amount represents the total of disbursement postfunding liabilities and book overdrafts owed to the Company’s disbursement partners. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to consolidated financial statements for further discussion.
18.    Leases
The Company leases office space in all of its locations under noncancellable operating leases with various expiration dates through 2032.
The components of lease expense, lease term, and discount rate for operating leases were as follows:

	Years Ended December 31,
	2025	2024	2023
Operating lease expense (in thousands)	$8,268	$7,664	$6,409
Weighted-average remaining lease term (in years)	5.2	3.4	2.2
Weighted-average discount rate	6.1%	6.4%	5.4%

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash payments, net included in the measurement of operating lease liabilities – operating cash flows(1)	$(12,148)	$7,072	$5,415
_____________
(1) Amount for the year ended December 31, 2025 includes receipt of certain tenant improvement allowances, which exceeded cash lease payments.
The following table represents the maturity of lease liabilities as of December 31, 2025:

(in thousands)	Amount
2026	$8,980
2027	9,005
2028	6,961
2029	6,202
2030 and thereafter	14,851
Total lease payments	45,999
Less: Tenant improvement allowance	(5,348)
Less: Imputed interest	(6,350)
Present value of operating lease liabilities	$34,301
19.    Supplemental Cash Flow Information
The supplemental disclosures of cash flow information for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,478	$2,551	$1,653
Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,164	$9,512	$5,954
Unpaid property and equipment purchases in accounts payable and accrued expenses and other current liabilities	5,284	4,841	152
Stock-based compensation expense capitalized to internal-use software	4,674	4,728	3,132
Settlement of equity amounts previously held back for acquisition consideration	—	2,783	—
Amounts held back for acquisition consideration	—	—	11,899
Issuance of common stock for acquisition consideration	—	—	6,635
Settlement of preexisting net receivable in exchange for net assets acquired in business combination	—	—	2,401
Issuance of common stock, subject to service-based vesting conditions, in connection with acquisition	—	—	581
Vesting of early exercised options	—	48	377
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

Segment Income (Loss) and Performance Measurement
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
The following table reconciles the significant segment expenses regularly provided to the Company’s CODM for the years ended December 31, 2025, 2024, and 2023, to the primary measure of segment profitability, net income (loss):

	Years Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$1,635,147	$1,263,963	$944,285
Significant segment expenses:
Transaction expenses	(549,480)	(431,604)	(329,113)
Customer support and operations, excluding stock-based compensation expense(1)	(99,651)	(82,760)	(81,117)
Marketing, excluding stock-based compensation expense and advertising expense(1)(2)	(70,528)	(60,750)	(36,940)
Technology and development, excluding stock-based compensation expense(1)	(220,749)	(185,436)	(144,972)
General and administrative, excluding stock-based compensation expense(1)	(182,019)	(146,868)	(134,941)
Advertising expense	(255,104)	(225,440)	(181,312)
Stock-based compensation expense, net	(155,114)	(152,137)	(136,967)
Other segment disclosures:
Depreciation and amortization	(25,034)	(18,054)	(13,118)
Interest income	7,699	8,077	7,447
Interest expense	(7,612)	(3,241)	(2,352)
Provision for income taxes	(3,695)	(6,727)	(5,902)
Other segment income (expense), net(3)	(5,927)	3,999	(2,838)
Net income (loss)	$67,933	$(36,978)	$(117,840)
__________________
(1) The significant segment expenses reported within the Consolidated Statements of Operations are presented in this table excluding stock-based compensation expense. Stock-based compensation expense is presented separately as an additional significant segment expense and is regularly provided to the CODM. Refer to Note 13. Stock-Based Compensation for tabular disclosure of amounts included within other significant segment expenses, stock-based compensation expense, net of amounts capitalized to internal-use software, as described in Note 6. Property and Equipment.
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
There were no unusual items or other significant noncash items for the years ended December 31, 2025, 2024, or 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On November 18, 2025, Pankaj Sharma, our Chief Business Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Sharma’s plan is for the sale of up to 124,000 shares of our common stock and terminates on the earlier of the date all shares under the plan are sold and February 28, 2027.
On November 21, 2025, Vikas Mehta, our Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Mehta’s plan is for the sale of up to 100,000 shares of our common stock, the actual amount of which may be less based on tax withholdings of RSUs, and terminates on the earlier of the date all shares under the plan are sold and February 28, 2027.
On December 10, 2025, Ankur Sinha, our Chief Product and Technology Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Sinha’s plan is for the sale of up to 63,906 shares of our common stock, the actual amount of which may be less based on tax withholdings of RSUs, and terminates on the earlier of the date all shares under the plan are sold and March 1, 2027.
On December 11, 2025, Joshua Hug, a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Hug’s plan is for the sale of up to 1,014,439 shares of our common stock, the actual amount of which may be less based on tax withholdings of RSUs, and terminates on the earlier of the date all shares under the plan are sold and March 31, 2027.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to executive officers will be set forth in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2025 (the “Proxy Statement”).
Information required by Item 10 for matters other than executive officers is incorporated by reference to the Proxy Statement.
Global Code of Conduct
Our board of directors adopted a Global Code of Conduct that applies to all of our employees, officers, including our Chief Executive Officer and principal financial officer, or persons performing similar functions and agents and representatives, including directors and consultants. The full text of our Global Code of Conduct is posted on our investor relations website at ir.remitly.com. We intend to disclose future amendments to certain provisions of our Global Code of Conduct, or waivers of such provisions applicable to any Chief Executive Officer and principal financial officer, or persons performing similar functions, and our directors, on our website identified above.
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
(a) (1) Financial Statements.
The consolidated financial statements and related documents set forth in Item 8. Financial Statements are filed as part of this report.
(a) (2) Financial Statement Schedules.
All other schedules to the consolidated financial statements required by Regulation S-X are omitted because they are not applicable, not material or because the information is included within the consolidated financial statements and related notes in Item 8. Financial Statements and Supplementary Data of this report.
(a) (3) Exhibits.
The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.

Exhibit Index

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 15, 2022, by and among, Remitly Global, Inc., Rewire Merger Sub Ltd., Rewire (O.S.G.) Research and Development Ltd. and Fortis Advisors LLC		8-K	001-40822	2.1	August 16, 2022
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Amended and Restated Bylaws		8-K	001-40822	3.1	March 20, 2024
3.3	Certificate of Change of Registered Agent		10-Q	001-40822	3.3	May 7, 2025
4.1	Form of Common Stock Certificate		S-1/A	333-259167	4.1	September 14, 2021
4.2	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended		10-K	001-40822	4.3	February 19, 2025
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers		S-1	333-259167	10.1	August 30, 2021
10.2	2011 Equity Incentive Plan, as amended, and forms of equity agreements thereunder		S-1	333-259167	10.3	August 30, 2021
10.3	2021 Equity Incentive Plan, as amended, and forms of award agreements thereunder		10-K	001-40822	10.3	February 19, 2025
10.4	2021 Employee Stock Purchase Plan, as amended, and forms of subscription agreement thereunder		10-Q	001-40822	10.1	July 31, 2024
10.5	Forms of Change in Control and Severance Agreement for executive officers	x
10.6	Amended and Restated Offer Letter, effective as of September 13, 2021 by and between the Registrant and Matthew Oppenheimer		S-1/A	333-259167	10.7	September 14, 2021
10.7	Transition Agreement, dated as of March 5, 2025, by and between the Registrant and Joshua Hug		10-Q	001-40822	10.1	May 7, 2025
10.8	Revolving Credit and Guaranty Agreement, dated as of September 13, 2021, among Remitly Global, Inc. and Remitly, Inc., the guarantors party thereto, the lenders and issuing banks party thereto and J.P. Morgan Chase Bank, N.A.		S-1/A	333-259167	10.10	September 14, 2021
10.9	Amended and Restated Offer Letter, dated as of April 6, 2023, by and between the Registrant and Ankur Sinha		10-Q	001-40822	10.3	May 8, 2023
10.10	Amendment No. 1, dated June 26, 2023, to the Revolving Credit and Guaranty Agreement dated as of September 13, 2021 among Remitly Global, Inc. and Remitly, Inc., the guarantors party thereto, the lenders and issuing banks party thereto and J.P. Morgan Chase Bank, N.A.		10-Q	001-40822	10.4	August 3, 2023
10.11	Amendment No. 2 and Joinder Agreement dated as of December 20, 2023, to the Revolving Credit and Guaranty Agreement dated as of September 13, 2021 among Remitly Global, Inc. and Remitly, Inc. as borrowers and guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the incremental lenders party thereto		8-K	001-40822	10.1	December 22, 2023
10.12	Offer Letter, dated as of July 26, 2024, by and between the Registrant and Vikas Mehta		10-Q	001-40822	10.1	October 30, 2024
10.13#	Credit Agreement dated as of June 24, 2025, among Remitly Global, Inc., Remitly, Inc., the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	001-40822	10.1	June 27, 2025
10.14	Amended and Restated Offer Letter, dated as of February 12, 2026, by and between the Registrant and Pankaj Sharma	x
10.15	Amended and Restated Offer Letter, dated as of February 12, 2026, by and between the Registrant and Saema Somalya	x
19.1	Remitly Global, Inc. Insider Trading Policy	x
21.1	List of Subsidiaries of the Registrant	x

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	x
24.1	Power of Attorney (included in the signature page to the Annual Report on Form 10-K)	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
97.1	Compensation Recoupment Policy		10-K	001-40822	97.1	February 19, 2025
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
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
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Remitly Global, Inc.
Date:	February 18, 2026	By:	/s/ Matthew Oppenheimer
Matthew Oppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date:	February 18, 2026	By:	/s/ Vikas Mehta
Vikas Mehta
Chief Financial Officer
(Principal Financial Officer)

Date:	February 18, 2026	By:	/s/ Luke Tavis
Luke Tavis
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
We, the undersigned officers and directors of Remitly Global, Inc., hereby severally and individually constitute and appoint Matthew Oppenheimer, Vikas Mehta, and Luke Tavis, jointly and severally, the true and lawful attorney and agent of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorney and agent to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorney and agent or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew Oppenheimer	/s/ Vikas Mehta
Matthew Oppenheimer, Chief Executive Officer and Director	Vikas Mehta, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: February 18, 2026	Date: February 18, 2026

/s/ Luke Tavis	/s/ Ryno Blignaut
Luke Tavis, Chief Accounting Officer	Ryno Blignaut, Director
(Principal Accounting Officer)	Date: February 18, 2026
Date: February 18, 2026

/s/ Phyllis Campbell	/s/ Bora Chung
Phyllis Campbell, Director	Bora Chung, Director
Date: February 18, 2026	Date: February 18, 2026

/s/ Joshua Hug	/s/ Laurent Le Moal
Joshua Hug, Director	Laurent Le Moal, Director
Date: February 18, 2026	Date: February 18, 2026

/s/ Nigel Morris	/s/ Phillip Riese
Nigel Morris, Director	Phillip Riese, Director
Date: February 18, 2026	Date: February 18, 2026

/s/ Margaret M. Smyth
Margaret M. Smyth, Director
Date: February 18, 2026