Form 10-Q
period 2026-03-31
Remitly Global, Inc.
filed 2026-05-06
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, the registrant had 210,561,079 shares of common stock, $0.0001 par value per share, outstanding.

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
•    our ability to sustain our profitability;
•    our ability to maintain and expand our strategic relationships with third parties;
•    our business plan and our ability to effectively manage our growth;
•    anticipated trends, growth rates, and challenges in our business and in the market segments in which we operate;
•    our ability to effectively integrate and leverage artificial intelligence (“AI”) and machine learning technologies;
•    our ability to attract, integrate, and retain qualified employees, including key members of our management team;
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
•    our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our solutions; and
•    our stock repurchase program, the timing and number of shares of our common stock to be repurchased, and the potential benefits thereof.
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$649,062	$542,426
Disbursement prefunding	244,506	441,335
Customer funds receivable, net	295,792	286,455
Prepaid expenses and other current assets	58,325	45,735
Total current assets	1,247,685	1,315,951
Property and equipment, net	60,162	61,521
Operating lease right-of-use assets	9,954	12,452
Goodwill	54,940	54,940
Intangible assets, net	1,594	2,125
Other noncurrent assets, net	11,448	11,724
Total assets	$1,385,783	$1,458,713
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$28,784	$28,450
Customer liabilities	264,768	219,667
Short-term debt	2,844	2,821
Accrued expenses and other current liabilities	136,285	141,948
Operating lease liabilities	6,686	6,166
Total current liabilities	439,367	399,052
Operating lease liabilities, noncurrent	29,769	28,135
Long-term debt	—	155,000
Other noncurrent liabilities	9,207	7,737
Total liabilities	478,343	589,924
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000,000 shares authorized as of both March 31, 2026 and December 31, 2025; 210,332,998 and 210,625,519 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	21	21
Additional paid-in capital	1,316,280	1,325,520
Accumulated other comprehensive income	2,434	3,596
Accumulated deficit	(411,295)	(460,348)
Total stockholders’ equity	907,440	868,789
Total liabilities and stockholders’ equity	$1,385,783	$1,458,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$452,802	$361,624
Costs and expenses
Transaction expenses(1)	144,940	121,393
Customer support and operations(1)	26,811	22,573
Marketing(1)	86,362	73,349
Technology and development(1)	79,603	73,851
General and administrative(1)	55,147	52,829
Depreciation and amortization	6,199	5,396
Total costs and expenses	399,062	349,391
Income from operations	53,740	12,233
Interest income	1,653	1,787
Interest expense	(2,437)	(1,299)
Other (expense) income, net	(881)	2,221
Income before provision for income taxes	52,075	14,942
Provision for income taxes	3,022	3,590
Net income	$49,053	$11,352
Net income per share attributable to common stockholders:
Basic	$0.23	$0.06
Diluted	$0.23	$0.05
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	211,032,788	201,744,601
Diluted	217,047,399	218,414,823
__________________
(1) Exclusive of depreciation and amortization, shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$49,053	$11,352
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,162)	1,733
Comprehensive income	$47,891	$13,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2026	210,625,519	$21	$1,325,520	$3,596	$(460,348)	$868,789
Issuance of common stock in connection with ESPP	513,444	—	6,340	—	—	6,340
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,977,796	—	417	—	—	417
Donation of common stock	45,490	—	765	—	—	765
Taxes paid related to net shares settlement of equity awards	(58,823)	—	(952)	—	—	(952)
Common stock repurchased	(2,770,428)	—	(44,249)	—	—	(44,249)
Stock-based compensation expense	—	—	28,439	—	—	28,439
Other comprehensive loss	—	—	—	(1,162)	—	(1,162)
Net income	—	—	—	—	49,053	49,053
Balance as of March 31, 2026	210,332,998	$21	$1,316,280	$2,434	$(411,295)	$907,440

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	200,534,626	$20	$1,195,390	$(1,658)	$(528,281)	$665,471
Issuance of common stock in connection with ESPP	497,130	—	5,768	—	—	5,768
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,792,726	—	2,392	—	—	2,392
Donation of common stock	45,490	—	959	—	—	959
Taxes paid related to net shares settlement of equity awards	(44,052)	—	(1,089)	—	—	(1,089)
Stock-based compensation expense	—	—	36,890	—	—	36,890
Other comprehensive income	—	—	—	1,733	—	1,733
Net income	—	—	—	—	11,352	11,352
Balance as of March 31, 2025	203,825,920	$20	$1,240,310	$75	$(516,929)	$723,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$49,053	$11,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	14,123	7,863
Stock-based compensation expense, net	27,536	35,792
Donation of common stock	765	959
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(12,723)	(6,272)
Operating lease right-of-use assets	1,134	2,041
Accounts payable	4,772	22,182
Accrued expenses and other liabilities	(4,896)	2,800
Operating lease liabilities	2,128	4,066
Net cash provided by operating activities	81,892	80,783
Cash flows from investing activities
Purchases of property and equipment	(5,987)	(10,615)
Capitalized internal-use software costs	(3,199)	(2,949)
Net collections (originations) from consumer receivables	(4,559)	(3,348)
Net cash used in investing activities	(13,745)	(16,912)
Cash flows from financing activities
Proceeds from exercise of stock options	417	2,392
Proceeds from issuance of common stock in connection with ESPP	6,340	5,768
Cash paid for repurchase of common stock	(42,499)	—
Proceeds from revolving credit facility borrowings	2,363,000	1,059,000
Repayments of revolving credit facility borrowings	(2,518,000)	(1,059,000)
Net change in customer funds assets and liabilities	230,803	52,120
Taxes paid related to net share settlement of equity awards	(952)	(1,089)
Net cash provided by financing activities	39,109	59,191
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(809)	2,728
Net increase in cash, cash equivalents, and restricted cash	106,447	125,790
Cash, cash equivalents, and restricted cash at beginning of period	544,299	369,817
Cash, cash equivalents, and restricted cash at end of period	$650,746	$495,607
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$649,062	$493,905
Restricted cash included in prepaid expenses and other current assets	694	632
Restricted cash included in other noncurrent assets, net	990	1,070
Total cash, cash equivalents, and restricted cash	$650,746	$495,607
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
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The year-end data within the Condensed Consolidated Balance Sheets was derived from audited financial statements, but does not include all disclosures required by GAAP and therefore the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the historical audited annual consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive income, and cash flows for the interim periods. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Remitly Global, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Reclassification
The condensed consolidated financial statements and notes have been prepared consistently, with the exception of the reclassification of certain prior year amounts within the Company’s Condensed Consolidated Statements of Cash Flows. Reclassifications include a change in presentation of certain cash activity related to customer funds assets and liabilities, which is comprised of disbursement prefunding, customer funds receivable, customer liabilities, and trade settlement liability included within the line item ‘Accrued expenses and other current liabilities’ on the Consolidated Balance Sheets. Certain components of this activity were reclassified from cash flows from operating activities to cash flows from financing activities, reflected within the line item ‘Net change in customer funds assets and liabilities’ on the Condensed Consolidated Statements of Cash Flows. This change resulted in a decrease in cash flows from operating activities of $52.1 million for the three months ended March 31, 2025, offset by a corresponding change in cash flows from financing activities. In addition, certain other immaterial amounts in the prior period Condensed Consolidated Statements of Cash Flows were reclassified. The Company has conformed the prior period Condensed Consolidated Statements of Cash Flows to the current period presentation to enhance transparency and provide comparability. These reclassifications did not affect the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, or Condensed Consolidated Statements of Stockholders’ Equity.

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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the three months ended March 31, 2026 and 2025.
For the three months ended March 31, 2026 and 2025, no individual customer represented 10% or more of total revenues or customer funds receivable.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies during the three months ended March 31, 2026.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $69.2 million and $53.5 million during the three months ended March 31, 2026 and 2025, respectively.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
None.
Accounting Pronouncements Not Yet Adopted
There have been no changes to the Company’s new accounting pronouncements not yet adopted as discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

There are other new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that the Company has adopted or will adopt, as applicable. The Company does not believe any of these accounting pronouncements have had, or will have, a material impact on the condensed consolidated financial statements or disclosures.

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
The following table presents the Company’s sales incentives for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Reduction to revenue	$13,203	$9,763
Marketing expenses(1)	7,885	4,452
Total sales incentives	$21,088	$14,215
__________________
(1) Sales incentives that are charged to marketing expenses are included in Advertising expenses as disclosed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location for the three months ended March 31, 2026 and 2025, attributed to the country in which the sending customer is located:

	Three Months Ended March 31,
(in thousands)	2026	2025
United States	$297,785	$237,300
Canada	42,914	38,646
Rest of world	112,103	85,678
Total revenue	$452,802	$361,624
4.    Consumer Receivables
Consumer receivables represent outstanding amounts advanced to customers for cross-border payments processed through Remitly Flex. These receivables are interest free and are generally due in full within 30 days of the transaction in order to retain eligibility for future advances, or up to 90 days if customers enroll in a monthly subscription fee program.
The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
Current	$24,041	$25,288
1 - 30 days past due	1,666	1,932
31 - 60 days past due	1,022	1,111
61 - 90 days past due	831	723
91+ days past due	1,037	552
Total amortized cost	$28,597	$29,606
Consumer receivables are charged off when they are over 120 days past due and the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company reduces the related allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to ‘General and administrative expenses’ on the Condensed Consolidated Statements of Operations in the period they were recovered.
The allowance for credit losses, charge-offs, and recoveries related to consumer receivables, as well as for other components of customer funds assets, were each not material for the three months ended March 31, 2026 and 2025.
5.    Prepaid Expenses & Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
Prepaid expenses	$23,511	$17,229
Payment card receivable	15,842	14,755
Tax receivable	4,219	5,202
Other	14,753	8,549
Prepaid expenses and other current assets	$58,325	$45,735

6.    Property and Equipment
Property and equipment, net consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
Capitalized internal-use software	$60,792	$56,690
Computer and office equipment	11,433	11,929
Furniture and fixtures	8,036	7,510
Leasehold improvements	30,053	29,597
Projects in process	339	731
Total gross property and equipment	110,653	106,457
Less: Accumulated depreciation and amortization	(50,491)	(44,936)
Property and equipment, net	$60,162	$61,521
Depreciation and amortization expense related to property and equipment was $5.7 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively.
Capitalized Internal-Use Software Costs
The following table presents the Company’s capitalized internal-use software, including amortization expense recognized, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total capitalized internal-use software costs(1)	$4,102	$4,047
Stock-based compensation costs capitalized to internal-use software	903	1,098
Amortization expense(2)	3,448	2,406
__________
(1) Amounts are inclusive of stock-based compensation costs capitalized to internal-use software as denoted within the table.
(2) Amounts are included within ‘Depreciation and amortization’ on the Condensed Consolidated Statements of Operations.
Geographical Information
The following table presents the Company’s long-lived assets based on geography, which consist of property and equipment, net and operating lease right-of-use assets as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
United States	$53,412	$53,816
Poland	6,302	6,793
Rest of world	10,402	13,364
Total long-lived assets	$70,116	$73,973
7.    Intangible Assets
The components of identifiable intangible assets as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026				December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Estimated Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(1,000)	$—	0.0	$1,000	$(1,000)	$—	0.0
Customer relationships	8,500	(6,906)	1,594	0.8	8,500	(6,375)	2,125	1.0
Developed technology	12,000	(12,000)	—	0.0	12,000	(12,000)	—	0.0
Total	$21,500	$(19,906)	$1,594		$21,500	$(19,375)	$2,125
The acquired identified intangible assets have estimated useful lives ranging from three to four years. Amortization expense for intangible assets was $0.5 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively.

Expected future intangible asset amortization as of March 31, 2026 was as follows:

(in thousands)	Amount
Remainder of 2026	1,594
Total	$1,594
8.    Fair Value Measurements
The Company’s derivative instruments are classified as Level 2 because it uses quoted forward spot rates at the end of the applicable periods, which are corroborated by market-based pricing. As of March 31, 2026 and December 31, 2025, the notional value of the Company’s outstanding foreign exchange contracts classified as derivative instruments was $99.0 million and $25.0 million, respectively. The fair values of the related derivative assets and liabilities were not material. No material gains or losses on derivative instruments were recorded during the three months ended March 31, 2026 and 2025. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for additional information. There were no other financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.
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
The 2025 Revolving Credit Facility permits borrowings in the form of (a) alternate base rate loans, (b) term benchmark loans, and (c) swingline loans and has a maturity date of June 24, 2030. Borrowings under the 2025 Revolving Credit Facility accrue interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the 2025 Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the New York Federal Reserve Bank Rate in effect on such day plus 0.50% and (c) the Term SOFR Rate for an interest period of one month plus 1.00% (subject to a floor of 1.00%) plus 0.50% per annum) or (2) the Term SOFR Rate (subject to a floor of 0.00%) plus 1.50% per annum. Such interest is payable (a) with respect to loans bearing interest based on the Alternate Base Rate, the last day of each March, June, September, and December, (b) with respect to any term benchmark loan, at the end of each applicable interest period, but in no event less frequently than three months, and (c) with respect to any swingline loan, the day the loan is required to be repaid. In addition, an unused commitment fee, which accrues at a rate per annum equal to 0.25% of the unused portion of the revolving commitments, is payable on the fifteenth business day of each January, April, July, and October. Unused commitment fees were not material during the three months ended March 31, 2026.
The 2025 Revolving Credit Facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the ability to dispose of certain assets, merge with other entities, incur certain indebtedness, grant liens, pay dividends or make other distributions to holders of the Company’s capital stock, make investments, enter into restrictive agreements, or engage in certain transactions with affiliates. Financial covenants in the 2025 Revolving Credit Facility include a requirement to maintain a net leverage ratio of no greater than 4.50:1.00, which is tested quarterly. The Company was in compliance with all financial covenants under the 2025 Revolving Credit Facility as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026, the Company had no outstanding borrowings under the 2025 Revolving Credit Facility. As of March 31, 2026, the Company had unused borrowing capacity of $470.1 million under the 2025 Revolving Credit Facility and $79.9 million in issued, but undrawn, standby letters of credit.
As of December 31, 2025, the Company had $155.0 million outstanding borrowings under the 2025 Revolving Credit Facility with a weighted average interest rate of 7.25%. As of December 31, 2025, the Company had unused borrowing capacity of $323.2 million under the 2025 Revolving Credit Facility and $71.8 million in issued, but undrawn, standby letters of credit.

10.    Net Income Per Common Share
The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the periods indicated. Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding including the dilutive effect of all potential shares of common stock as determined under the treasury stock method. Dilutive common shares primarily include outstanding stock options, unvested restricted stock units (“RSUs”), and Employee Stock Purchase Plan (“ESPP”) related shares.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Numerator:
Net income attributable to common stockholders	$49,053	$11,352
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	211,032,788	201,744,601
Effect of dilutive securities	6,014,611	16,670,222
Diluted	217,047,399	218,414,823
Net income per share attributable to common stockholders:
Basic	$0.23	$0.06
Diluted	$0.23	$0.05
As of March 31, 2026, performance stock units (“PSUs”) to be settled in 1.5 million shares of common stock were excluded from the table below as they are subject to market conditions that were not achieved as of such date.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options outstanding	—	1,250
RSUs outstanding	6,904,020	608,728
ESPP	406,234	358,480
Total	7,310,254	968,458
11.    Common Stock
As of March 31, 2026, the Company has authorized 725,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the three months ended March 31, 2026 and 2025.
Pledge 1% Stock Donation
In July 2021, the Company’s board of directors approved the reservation of up to 1,819,609 shares of common stock that the Company may issue to or for the benefit of a 501(c)(3) nonprofit foundation or a similar charitable organization pursuant to the Company’s Pledge 1% commitment, in installments over ten years.
During both of the three months ended March 31, 2026 and March 31, 2025, the Company donated 45,490 shares of its common stock to the Remitly Foundation, a donor advised fund at Rockefeller Philanthropy Advisors. For the three months ended March 31, 2026 and March 31, 2025, the Company recorded a charge of $0.8 million and $1.0 million, respectively, to ‘General and administrative expenses’ on the Condensed Consolidated Statements of Operations.
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

During the three months ended March 31, 2026, in accordance with its share repurchase program, the Company repurchased and retired an aggregate 2,770,428 shares of its common stock for $44.2 million, which was recorded to ‘Additional paid in capital’ on the Condensed Consolidated Balance Sheets. As of March 31, 2026, a total of $131.9 million remained available for future repurchases of the Company’s common stock under the share repurchase program. There were no share repurchases completed during the three months ended March 31, 2025.
12.    Stock-Based Compensation
Shares Available for Issuance
As of March 31, 2026, 27,113,110 and 9,590,748 shares remained available for issuance under the 2021 Equity Incentive Plan and the ESPP, respectively.
Stock Options
The following is a summary of the Company’s stock option activity during the three months ended March 31, 2026:

	Stock Options
(in thousands, except share and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Balances as of January 1, 2026	4,687,970	$5.98	4.43	$36,639
Exercised	(134,004)	3.31		1,665
Balances as of March 31, 2026	4,553,966	6.06	4.20	43,749
Vested and exercisable as of March 31, 2026	4,553,966	6.06	4.20	43,749
Vested and expected to vest as of March 31, 2026	4,553,966	$6.06	4.20	$43,749
_________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the three months ended March 31, 2026 or 2025.
The following is a summary of the Company’s stock option activity during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Aggregate grant-date fair value of options vested	$—	$3,792
Aggregate intrinsic value of options exercised	1,665	14,294
Restricted Stock Units and Performance Stock Units
The Company has both time-vested RSUs and PSUs with market- and time-based vesting conditions. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion regarding the Company’s RSUs. During the three months ended March 31, 2026, the Company granted PSUs with market- and service-based vesting conditions, the fair value of which was determined using a Monte Carlo simulation model. The related assumptions used in the valuation model include expected term, volatility, dividend yield, and risk-free interest rate. Stock-based compensation expense related to the PSUs was not material for the three months ended March 31, 2026. No PSUs were granted or outstanding during the three months ended March 31, 2025.
RSU and PSU activity during the three months ended March 31, 2026 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2026	21,271,140	$17.48
Granted	2,946,935	13.76
Vested	(1,843,792)	16.01
Cancelled/forfeited	(2,243,088)	18.08
Unvested at March 31, 2026	20,131,195	$17.03

The following is a summary of the Company’s RSU and PSU activity during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Weighted-average grant-date fair value per share granted	$13.76	$22.93
Aggregate grant-date fair value of shares vested	29,519	29,937
Employee Stock Purchase Plan (“ESPP”)
A new 12-month ESPP offering period commences on March 1 and September 1 of each fiscal year, and the plan includes a rollover feature for the purchase price if the Company's stock price at the end of the purchase period is less than the Company's stock price on the first day of the offering period. If this rollover feature is triggered, a new offering period begins. The rollover feature had an immaterial impact for all periods presented and any incremental stock-based compensation expense is recognized over each new offering period.
The fair value of the ESPP offerings, including those described above, were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the following assumptions. These assumptions represent the grant-date fair value inputs for new offerings which commenced during the three months ended March 31, 2026 and 2025, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

Three Months Ended March 31,
	2026	2025
Risk-free interest rates	3.51% to 3.65%	3.92% to 4.26%
Expected term	0.5 to 1.0 year	0.5 to 2.0 years
Volatility	49.2% to 52.4%	43.8% to 49.1%
Dividend rate	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs, PSUs, and the ESPP, included within the Condensed Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 6. Property and Equipment, was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Customer support and operations	$309	$256
Marketing	2,173	4,127
Technology and development	17,158	21,237
General and administrative	7,896	10,172
Total	$27,536	$35,792
As of March 31, 2026, the total unamortized compensation cost related to all non-vested equity awards, including RSUs, and PSUs was $251.7 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.4 years. As of March 31, 2026, the total unrecognized compensation expense related to the ESPP was $3.3 million, which is expected to be amortized over the next 0.9 years.

13.    Restructuring Initiatives
In the three months ended March 31, 2026, the Company began implementing restructuring plans to simplify and scale certain processes, functions, and team capabilities.
Restructuring costs incurred include severance and related termination benefits, and lease exit costs associated with changes to the Company’s leased facilities in Israel and Ireland, including impairments of property and equipment, as the Company evaluates updates to its operations in those locations. These specific restructuring initiatives are expected to be completed by December 31, 2026.
The Company incurred charges of $11.5 million and no charges for the three months ended March 31, 2026 and March 31, 2025, respectively, related to these initiatives.
The following table presents the restructuring costs included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026:

(in thousands)	Amount
General and administrative	$4,722
Technology and development	3,463
Marketing	1,709
Customer support and operations	1,644
Total restructuring costs	$11,538
The following table presents the changes in liabilities by major type of cost, including expenses incurred and cash payments resulting from the restructuring costs and related accruals, during the three months ended March 31, 2026:

(in thousands)	Severance and related termination benefits(1)	Lease exit and other related costs
Balance as of December 31, 2025	$—	$—
Expenses incurred	9,459	2,079
Cash payments	(6,637)	—
Non-cash charges(2)	—	(2,079)
Balance as of March 31, 2026	$2,822	$—
_________________
(1) Accrued restructuring liability associated with these costs is included within “Accrued expenses and other current liabilities” on the Condensed Consolidated Balance Sheets.
(2) Non-cash charges includes non-cash write-offs of right-of-use assets and property and equipment.
14.    Income Taxes
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
The Company’s effective tax rates on pre-tax income were 5.8% and 24.0% for the three months ended March 31, 2026 and 2025, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% for the three months ended March 31, 2026 was primarily the result of foreign income taxed at different rates, changes in the U.S. valuation allowance, and non-deductible stock-based compensation. For the three months ended March 31, 2025, the difference was primarily the result of foreign income taxed at different rates, changes in the U.S. valuation allowance, non-deductible stock-based compensation, and recognition of discrete tax benefits primarily driven by excess stock-based compensation deductions.
Due to cumulative losses in the U.S. during prior periods, and based on all available positive and negative evidence, the Company does not believe it is more likely than not that its U.S. deferred tax assets will be realized as of March 31, 2026. Accordingly, the Company has provided a full valuation allowance for U.S. deferred tax assets, which includes net operating loss carryforwards, capitalized research costs, and tax credits related primarily to research and development. When considering its historical earnings trend and anticipated future earnings, the Company believes there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available where the Company will release all or a portion of the valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense or recognition of income tax benefit for the period the release is recorded.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of March 31, 2026, tax years 2012 through 2021, and 2023 through 2025 remain open for examination by taxing authorities. The Company’s 2022 federal tax return was audited by the Internal Revenue Service, with no adjustments.

15.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s amended and restated certificate of incorporation and amended and restated bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of March 31, 2026 and December 31, 2025.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company operates in a complex legal and regulatory environment and its operations are subject to various U.S. and foreign laws, rules, and regulations. From time to time, the Company is also subject to inquiry, examinations, or enforcement actions from various of its regulators. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. As of March 31, 2026, the Company was involved in certain intellectual property and trademark disputes in certain jurisdictions; any potential loss related to those disputes cannot currently be reasonably estimated and any impact is expected to be immaterial.
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies as of March 31, 2026, and December 31, 2025.
Purchase Commitments
The disclosure of purchase commitments in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company routinely enters into marketing and advertising contracts, software subscriptions or other service arrangements, including cloud infrastructure arrangements, and compliance-application related arrangements that contractually obligate us to purchase services, including minimum service quantities, unless given notice of cancellation based on the applicable terms of the agreements.
Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning balance	$5,440	$3,585
Provisions for transaction losses	20,528	17,906
Losses incurred, net of recoveries	(19,927)	(16,879)
Ending balance	$6,041	$4,612

16.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
Trade settlement liability(1)	$34,636	$34,884
Accrued transaction expense	25,599	34,673
Accrued marketing expense	20,030	17,307
Accrued salary, benefits, and related taxes	17,572	12,996
Accrued taxes and taxes payable	6,904	9,772
Reserve for transaction losses	6,041	5,440
Accrued interest expense	2,231	2,342
Accrued share repurchase	1,750	—
ESPP employee contributions	1,009	5,099
Other accrued expenses	20,513	19,435
Accrued expenses & other current liabilities	$136,285	$141,948
_________________
(1) The trade settlement liability amount represents the total of disbursement postfunding liabilities and book overdrafts owed to the Company’s disbursement partners. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion.
17.    Supplemental Cash Flow Information
The supplemental disclosures of cash flow information consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information
Cash paid for interest	$2,367	$967
Cash paid for income taxes, net of refunds	1,364	614
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$59	$847
Stock-based compensation expense capitalized to internal-use software	903	1,098
Unpaid property and equipment purchases in accounts payable and accrued expenses and other current liabilities	277	4,215

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
Segment Income and Performance Measurement
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
The following table reconciles the significant segment expenses regularly provided to the Company’s CODM for the three months ended March 31, 2026 and 2025, to the primary measure of segment profitability, net income:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$452,802	$361,624
Significant segment expenses:
Transaction expenses	(144,940)	(121,393)
Customer support and operations, excluding stock-based compensation expense(1)	(26,502)	(22,317)
Marketing, excluding stock-based compensation expense and advertising expense(1)(2)	(15,018)	(15,713)
Technology and development, excluding stock-based compensation expense(1)	(62,445)	(52,614)
General and administrative, excluding stock-based compensation expense(1)	(47,251)	(42,657)
Advertising expense	(69,171)	(53,509)
Stock-based compensation expense, net	(27,536)	(35,792)
Other segment disclosures:
Depreciation and amortization	(6,199)	(5,396)
Interest income	1,653	1,787
Interest expense	(2,437)	(1,299)
Provision for income taxes	(3,022)	(3,590)
Other segment income (expense), net(3)	(881)	2,221
Net income	$49,053	$11,352
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
(3) Other segment income (expense) includes Other income (expense), net, which is described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
There were no unusual items or other significant noncash items for the three months ended March 31, 2026 and 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2025. You should read the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q as well as in the Annual Report on Form 10-K and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.
Overview
Remitly is a trusted provider of financial services that transcend borders. With a footprint spanning more than 175 countries, we have built one of the world’s leading global money movement platforms, trusted by millions of customers who rely on us every day. Leveraging our strengths in global money movement, we continue to evolve beyond a remittance company into a diversified, cross-border financial services provider, serving both our consumers and businesses across a growing set of use cases.
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
This reliable, fair, and secure experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty. Our services are highly non-discretionary for many of our customers which results in high revenue visibility throughout economic cycles. As of March 31, 2026, our Remitly app had a 4.9 iOS App Store rating with approximately 4.3 million reviewers and a 4.8 Android Google Play rating with over 1.4 million reviewers (app ratings are based on all countries or regions and the rating may vary based on user location and device type).
Network
Our global network of funding and disbursement partnerships is at the core of our business and enables us to complete transactions efficiently across more than 5,500 corridors without the need to deploy local operations in each country, while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a cross-border payment, with a specific receive country to which such cross-border payment can be sent. As a result of the quality of our network and the foundational investments we have made, adding a new send country typically unlocks a significant number of new corridors, allowing us to scale rapidly.
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
•Payment Disbursement. We provide broad and high quality access to disbursement options for our customers allowing them to choose the method that is most convenient for their recipients, including bank accounts, cash, and alternative payment methods. Our broad disbursement network supports reliable delivery and choice, allowing customers to select whatever method works best for their family and friends to receive funds. We have access to many disbursement partners across the globe including major banks, aggregators, cash pick-up options, and mobile wallet partners. These relationships provide our customers with choice of disbursement and enable us to send funds within minutes, or even seconds, to over 5.7 billion bank accounts and mobile wallets, and approximately 490,000 cash pick-up options, including retail outlets and banks.
We select our disbursement partners based on our recipients’ preferences, quality of service, cost, brand recognition, and co-branding opportunities. Our disbursement partners make us a trusted source of global money movement because our customers are typically already familiar with their chosen disbursement partner and recipients feel comfortable receiving money where they regularly bank or shop. In addition, we only select disbursement partners that meet or exceed: (1) our geographic coverage goals in the regions in which they operate; (2) our robust compliance and regulatory requirements; and (3) our specific operating metrics such as creditworthiness and error rates.
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
Active Customers

	Three Months Ended March 31,
(in thousands)	2026	2025
Active customers	9,634	8,035
We believe that the number of our active customers is an important indicator of customer engagement, customer retention, and the overall growth of our business.
Active customers increased to approximately 9.6 million, or 20% growth, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was primarily due to an increase in the number of new customers, driven by continued marketing efficiency and strong retention, as well as product and geographic expansion. The increase was also a result of growth in new customer categories, including high-amount senders and small- to mid-sized businesses. Ongoing improvements in customer experience and localized innovation in key corridors supported customer acquisition and engagement.
Send Volume

	Three Months Ended March 31,
(in millions)	2026	2025
Send volume	$22,063	$16,158
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
Send volume increased 37% to $22.1 billion for the three months ended March 31, 2026, compared to $16.2 billion for the three months ended March 31, 2025, driven by the increase in active customers.
Key Factors Affecting Our Performance
Customer Retention and High Customer Engagement
Our send volume is primarily driven by existing customers who regularly use our global money movement product to send money across borders to family and friends, as well as an increasing number of high-amount senders and businesses. We believe our digital-first products and superior customer experience encourage high retention and repeat usage, which remain significant drivers of our performance.
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

Attracting New Customers
Our continued ability to attract new customers is a key driver for our long-term growth. We continue to expand our customer base by launching new send and receive corridors, innovating existing and new products, and providing the most trusted financial services for customers with cross-border financial needs. Growth in new customer categories, as well as product and geographic expansion, are contributing to broader acquisition. We continue to acquire new customers through digital marketing channels and word-of-mouth referrals from existing customers. Given the nature of our business, new customer acquisition marketing investments may negatively impact net income and Adjusted EBITDA in the quarter they are acquired, but are expected to favorably impact net income and Adjusted EBITDA in subsequent periods as many customers continue to send transactions in the periods after they are acquired.
Customer Acquisition Costs
Efficiently acquiring customers is critical to our growth and maintaining attractive customer economics, which are impacted by online marketing competition, our ability to effectively target the right demographic, and a competitive environment. We have a history of successfully monitoring customer acquisition costs through disciplined, data-driven investment decisions, and will continue to be strategic and disciplined toward customer acquisition. Our marketing engine increasingly leverages automation and artificial intelligence to optimize channel mix, targeting, and lifetime value.
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
In addition, foreign currency movements impact our business in numerous ways. For example, as the U.S. dollar strengthens, we see customers in certain geographies taking advantage of the ability to get more local currency to their families and friends. We also believe the strength of the U.S. dollar and the strength of other developed country currencies versus emerging country currencies make it easier to acquire new customers in certain geographies. Conversely, expansion of our international business can negatively impact our condensed consolidated results when these currencies weaken against the U.S. dollar. As we grow, we are becoming more diversified across geographies and currencies, which can help mitigate some localized geopolitical risks and macroeconomic trends. As foreign currency can have a significant impact on our business, we maintain a diversified cash balance portfolio and manage foreign exchange risk through various operational measures, including use of foreign exchange contracts. Our proactive risk management is designed to help mitigate potential impacts. For a more comprehensive description of our foreign currency exchange rate risk, current business concentrations, and details on our foreign exchange contracts, refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The OBBBA also enacts U.S. corporate income tax reform, certain aspects of which applied to our business beginning in 2025. We continue to evaluate the impact the new legislation will have on our condensed consolidated financial statements, but we do not expect a significant impact, inclusive of the effect of the valuation allowance on our U.S. deferred tax assets.
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
Technology and Development
Technology and development expenses consist primarily of personnel-related expenses for employees involved in the research, design, development, and maintenance of both new and existing products and services, including salaries, benefits, and stock-based compensation expense. Technology and development expenses also include professional services fees and costs for software subscription services dedicated for use by our technology and development teams, as well as other company-wide technology tools. Technology and development expenses also include product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs do not qualify for capitalization. Technology and development costs are generally expensed as incurred and do not include software development costs which qualify for capitalization as internal-use software. The amortization of internal-use software costs which were capitalized in accordance with ASC 350-40, Intangibles - Goodwill and Other-Internal-Use Software, is included in ‘Depreciation and amortization’ within the Condensed Consolidated Statements of Operations included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We maintain a full valuation allowance for U.S. deferred tax assets. When considering our historical earnings trend and anticipated future earnings, we believe there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available where we will release all or a portion of the valuation allowance in a future period. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

Results of Operations
Comparison of the three months ended March 31, 2026 and 2025
The following table sets forth our results of operations together with the dollar and percentage change for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	Amount	Percent
Revenue	$452,802	$361,624	$91,178	25%
Costs and expenses
Transaction expenses	144,940	121,393	23,547	19%
Customer support and operations	26,811	22,573	4,238	19%
Marketing	86,362	73,349	13,013	18%
Technology and development	79,603	73,851	5,752	8%
General and administrative	55,147	52,829	2,318	4%
Depreciation and amortization	6,199	5,396	803	15%
Total costs and expenses	399,062	349,391	49,671	14%
Income from operations	53,740	12,233	41,507	339%
Interest income	1,653	1,787	(134)	(7)%
Interest expense	(2,437)	(1,299)	(1,138)	88%
Other income (expense), net	(881)	2,221	(3,102)	nm
Income before provision for income taxes	52,075	14,942	37,133	249%
Provision for income taxes	3,022	3,590	(568)	(16)%
Net income	$49,053	$11,352	$37,701	332%
__________
nm = not meaningful
The following discussion and analysis is for the three months ended March 31, 2026, compared to the same period in 2025.
Revenue
Revenue increased $91.2 million, or 25%, to $452.8 million for the three months ended March 31, 2026, compared to $361.6 million for the three months ended March 31, 2025. This increase was primarily driven by a 20% increase in active customers period over period, continued strength in the retention of existing customers, favorable customer behavior based on foreign currency movement, increased send volume for high-amount senders, and a continued mix shift trending towards digital disbursements. Revenue derived from each transaction varies based on a number of attributes, including the funding method chosen by the customer, the size of the transaction, the currency to be ultimately disbursed, the rate at which the currency was disbursed, the disbursement method chosen by the customer, and the country to which the funds are transferred.
As a reflection of this growth, send volume increased 37% to $22.1 billion for the three months ended March 31, 2026, as compared to $16.2 billion for the three months ended March 31, 2025.
Transaction Expenses
Transaction expenses increased $23.5 million, or 19%, to $144.9 million for the three months ended March 31, 2026, compared to $121.4 million for the three months ended March 31, 2025. The increase was primarily due to an $18.8 million, or 19%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, and a $2.6 million increase in our provision for transaction losses.
As a percentage of revenue, transaction expenses decreased to 32% for the three months ended March 31, 2026, from 34% for the three months ended March 31, 2025.
Customer Support and Operations Expenses
Customer support and operations expenses increased $4.2 million, or 19%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by a $3.2 million increase in personnel-related costs compared to the three months ended March 31, 2025.
As a percentage of revenue, customer support and operations expenses remained flat at 6% for the three months ended March 31, 2026 and 2025.

Marketing Expenses
Marketing expenses increased $13.0 million, or 18%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increase of $15.7 million in advertising expense, including online and offline marketing spend and promotion costs to acquire new customers.
As a percentage of revenue, marketing expenses decreased to 19% for the three months ended March 31, 2026, from 20% for the three months ended March 31, 2025, primarily due to efficiencies in digital and brand marketing.
Technology and Development Expenses
Technology and development expenses increased $5.8 million, or 8% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by a $4.0 million increase in software costs for cloud services to support incremental transaction volume and a $3.5 million increase in restructuring costs primarily related to severance (refer to Note 13 Restructuring Initiatives in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the restructuring costs).
As a percentage of revenue, technology and development expenses decreased to 18% for the three months ended March 31, 2026, from 20% for the three months ended March 31, 2025, as we benefited from increasing efficiencies, including the usage of AI.
General and Administrative Expenses
General and administrative expenses increased $2.3 million, or 4%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by a $4.3 million increase in restructuring costs primarily related to severance (refer to Note 13 Restructuring Initiatives in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the restructuring costs). This was partially offset by a decrease in ongoing personnel-related costs compared to the three months ended March 31, 2025.
As a percentage of revenue, general and administrative expenses decreased to 12% for the three months ended March 31, 2026, from 15% for the three months ended March 31, 2025, as we continue to leverage efficiencies in our general and administrative functions.
Depreciation and Amortization
Depreciation and amortization increased $0.8 million, or 15%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by an increase in amortization of internal-use software.
Interest Income
Interest income decreased by an immaterial amount for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Interest Expense
Interest expense increased by $1.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to draws on the Revolving Credit Facility.
Other Income (Expense), Net
Other income (expense), net is primarily driven by unrealized losses and gains on foreign exchange remeasurements of certain foreign currency denominated monetary assets and liabilities.
Provision for Income Taxes
The provision for income taxes decreased by $0.6 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to lower taxable income in the United States, partially offset by reduced excess tax benefits from stock-based compensation.
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
We use Adjusted EBITDA, a non-GAAP financial measure, to supplement net income (loss). Adjusted EBITDA is calculated as net income (loss) adjusted by (i) interest (income) expense, net; (ii) provision for income taxes; (iii) noncash charges of depreciation and amortization; (iv) other (income) expense, net; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment; (vi) noncash stock-based compensation expense, net; (vii) payroll taxes related to stock-based compensation expense, net; and (viii) certain restructuring and other costs.

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
•Adjusted EBITDA excludes certain restructuring and other costs. The restructuring costs are primarily related to severance and other associated costs; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.
The following table sets forth a reconciliation of net income, the most directly comparable financial measure prepared in accordance with GAAP, to Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$49,053	$11,352
Add:
Interest (income) expense, net	784	(488)
Provision for income taxes	3,022	3,590
Depreciation and amortization	6,199	5,396
Other (income) expense, net	881	(2,221)
Donation of common stock(1)	765	959
Stock-based compensation expense, net	27,536	35,792
Payroll taxes related to stock-based compensation expense, net	1,772	3,140
Restructuring and other costs(2)	11,538	908
Adjusted EBITDA	$101,550	$58,428
__________
(1) Refer to Note 11. Common Stock within the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the donation of common stock.
(2) Restructuring and other costs for the three months ended March 31, 2026 and March 31, 2025 consisted primarily of non-recurring termination benefits.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of March 31, 2026 and December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $649.1 million and $542.4 million, respectively, as well as funds available under the 2025 Revolving Credit Facility, which we entered into in June 2025. The 2025 Revolving Credit Facility has revolving commitments up to $550.0 million (including a $200.0 million letter of credit sub-facility). We have historically financed our operations and capital expenditures primarily through cash generated from operations, including transaction fees and foreign exchange spreads. In recent periods, we have supplemented those cash flows with borrowings on our 2025 Revolving Credit Facility, primarily to support customer transaction volumes during peak periods and weekends, which we expect to continue to do in the future. During the three months ended March 31, 2026 and 2025, the average term of outstanding borrowings under our Revolving Credit Facility was approximately four days. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the 2025 Revolving Credit Facility (including the letter of credit sub-facility). During the three months ended March 31, 2026, we borrowed $2.4 billion and repaid $2.5 billion against the credit facility. As of March 31, 2026, we had no outstanding borrowings under the 2025 Revolving Credit Facility. As of March 31, 2026, we had unused borrowing capacity of $470.1 million.

In July 2025, our board of directors approved a share repurchase program that provides for the repurchase of up to an aggregate of $200 million of our outstanding common stock. The program allows for share repurchases through open market transactions, in privately negotiated transactions, or by other means, in accordance with applicable securities laws and other restrictions, but does not obligate us to acquire any amount of common stock. The timing and total amount of share repurchases will be determined by us in our discretion and will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, alternative investment opportunities, and other considerations. During the three months ended March 31, 2026, we repurchased $44.2 million of our common stock in open market transactions.
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
Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new corridors, and the timing of introductions of new products and enhancements of existing products, share repurchases, and other strategic investments. Furthermore, certain jurisdictions where we operate require us to hold eligible liquid assets, based on regulatory or legal requirements, equal to the aggregate amount of all customer balances that have not yet been disbursed. In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, we expect that our operating expenses may continue to increase to support the continued growth of our business, including increased investments in our technology to support product improvements, new product development, and geographic expansion. We also routinely enter into marketing and advertising contracts, software subscriptions and other service arrangements, including cloud infrastructure and compliance-application related arrangements, which are generally entered into in the ordinary course of business, and that can include minimum service quantities, requiring us to utilize cash on hand to fulfill these amounts. Refer to “Contractual Obligations and Commitments” discussed further below.
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
The following table shows a summary of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025(1)
Net cash provided by:
Operating activities	$81,892	$80,783
Investing activities	(13,745)	(16,912)
Financing activities	39,109	59,191
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(809)	2,728
Net increase in cash, cash equivalents, and restricted cash	$106,447	$125,790
__________
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
Net cash provided by operating activities for the three months ended March 31, 2026 was $81.9 million, an increase of $1.1 million compared to net cash provided by operating activities for the three months ended March 31, 2025. This was primarily driven by a $37.7 million increase in net income, partially offset by changes in working capital including a $17.4 million decrease from accounts payable, a $7.7 million decrease from accrued expenses, and a $6.5 million decrease from prepaid expenses and other assets.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment, net originations from consumer receivables, and the capitalization of internal-use software.

Net cash used in investing activities for the three months ended March 31, 2026 was $13.7 million, a decrease of $3.2 million compared to net cash used in investing activities for the three months ended March 31, 2025. This change was primarily driven by a $4.6 million decrease in purchases of property and equipment, primarily related to leasehold improvements for our corporate headquarters, offset by a $1.2 million increase in originations from consumer receivables, net of collections.
Financing Activities
Cash flows from financing activities consists primarily of borrowings on our revolving credit facility, proceeds from the exercise of stock options, the net change in customer funds assets and liabilities (exclusive of the operating activity portion of such accounts), and proceeds from the issuance of common stock in connection with the Employee Stock Purchase Plan (“ESPP”), offset by repayments of our revolving credit facility borrowings, cash paid for repurchase of common stock, and cash paid for taxes related to net share settlement of equity awards. Activity in the customer funds assets and liabilities is heavily impacted by the timing of customer transactions and, in particular, the day of the week that the year end falls on, including holidays and long weekends. For example, we generally have higher prefunding amounts if the year closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction related balances period over period and can reduce our cash position at a particular point in time.
Net cash provided by financing activities for the three months ended March 31, 2026 was $39.1 million, a decrease of $20.1 million, compared to net cash provided by financing activities for the three months ended March 31, 2025 of $59.2 million. The change was primarily driven by a $155.0 million decrease in net borrowings on our revolving credit facility as well as a $42.5 million increase in cash paid for the repurchase of common stock, offset by a $178.7 million increase in cash flows from customer funds assets and liabilities.
Contractual Obligations and Commitments
Our principal commitments consist of standby letters of credit, long-term leases, and other purchase commitments entered into in the normal course of business. In addition, we routinely enter into marketing and advertising contracts, software subscriptions or other service arrangements, including cloud infrastructure arrangements and compliance-application related arrangements that contractually obligate us to purchase services, including minimum service quantities, unless we give notice of cancellation based on the applicable terms of the agreements. Most contracts are typically cancellable within a period of less than one year, although some of our larger software or cloud service subscriptions require multi-year commitments. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments.
During the three months ended March 31, 2026, other than software, cloud infrastructure, marketing, compliance-tool related contracts, and leases entered into in the normal course of business, there were no other material changes to the contractual obligations and contingencies as disclosed in Note 16. Commitments and Contingencies and Note 18. Leases in the notes to the consolidated financial statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2025. For further discussion of commitments and contingencies, also refer to Note 15. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2026, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than twelve months, and are typically month-to-month in nature. As described in the notes to the consolidated financial statements in our Annual Report on Form 10-K, we elected not to record leases on our Condensed Consolidated Balance Sheets if the lease term is twelve months or less. For further information on our lease arrangements, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
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
There have been no material changes, other than as described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, to the critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of March 31, 2026 and December 31, 2025, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net income was generated would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $32.6 million and $37.9 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of global money movement transactions. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of global money movement transactions.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 31, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, operating results, reputation, future prospects, or the trading price of the Company’s stock. These are not the only risks facing the Company. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchase of Equity Securities
Share repurchase activity during the three months ended March 31, 2026, was as follows (in thousands, except share and per share data):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2026 - January 31, 2026	—	$—	—	$176,106
February 1, 2026 - February 28, 2026	362,952	$16.54	362,952	$170,104
March 1, 2026 - March 31, 2026	2,407,476	$15.89	2,407,476	$131,857
Total	2,770,428		2,770,428
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
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of our officers or directors adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Amended and Restated Bylaws		8-K	001-40822	3.1	March 20, 2024
3.3	Certificate of Change of Registered Agent		10-Q	001-40822	3.3	May 7, 2025
10.1	2021 Equity Incentive Plan, as amended, and forms of award agreements thereunder.	x
10.2	Amended and Restated Offer Letter, dated as of February 13, 2026, by and between the Registrant and Sebastian Gunningham	x
10.3	Letter Agreement, dated as of February 13, 2026, by and between the Registrant and Pankaj Sharma	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
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

Remitly Global, Inc.

Date:	May 6, 2026	By:	/s/ Sebastian Gunningham
Sebastian Gunningham
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2026	By:	/s/ Vikas Mehta
Vikas Mehta
Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2026	By:	/s/ Tai-Hong Fung
Tai-Hong Fung
Chief Accounting Officer
(Principal Accounting Officer)