Form 10-Q
period 2026-06-30
Remitly Global, Inc.
filed 2026-08-05
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, the registrant had 211,684,054 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to continue to develop new products and services in a timely manner;
•our ability to sustain our profitability;
•our ability to maintain and expand our strategic relationships with third parties;
•our business plan and our ability to effectively manage our growth;
•anticipated trends, growth rates, and challenges in our business and in the market segments in which we operate;
•our ability to effectively integrate and leverage artificial intelligence (“AI”) and machine learning technologies;
•our ability to attract, integrate, and retain qualified employees, including key members of our management team;
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
•our ability to maintain our money transmission licenses and other regulatory clearances or obtain new licenses and regulatory clearances;
•our ability to maintain and expand international operations;
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$676,394	$542,426
Disbursement prefunding	234,640	441,335
Customer funds receivable, net	322,019	286,455
Prepaid expenses and other current assets	52,894	45,735
Total current assets	1,285,947	1,315,951
Property and equipment, net	60,097	61,521
Operating lease right-of-use assets	9,898	12,452
Goodwill	54,940	54,940
Intangible assets, net	1,063	2,125
Other noncurrent assets, net	155,510	11,724
Total assets	$1,567,455	$1,458,713
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$39,893	$28,450
Customer liabilities	195,521	219,667
Short-term debt	3,022	2,821
Accrued expenses and other current liabilities	158,072	141,948
Operating lease liabilities	7,806	6,166
Total current liabilities	404,314	399,052
Operating lease liabilities, noncurrent	27,436	28,135
Long-term debt	—	155,000
Other noncurrent liabilities	8,857	7,737
Total liabilities	440,607	589,924
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000 shares authorized as of both June 30, 2026 and December 31, 2025; 211,671 and 210,626 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	21	21
Additional paid-in capital	1,329,975	1,325,520
Accumulated other comprehensive income	2,239	3,596
Accumulated deficit	(205,387)	(460,348)
Total stockholders’ equity	1,126,848	868,789
Total liabilities and stockholders’ equity	$1,567,455	$1,458,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$495,156	$411,852	$947,958	$773,476
Costs and expenses
Transaction expenses(1)	161,174	143,756	306,114	265,149
Customer support and operations(1)	26,639	25,074	53,450	47,647
Marketing(1)	104,388	84,976	190,750	158,325
Technology and development(1)	74,049	77,496	153,652	151,347
General and administrative(1)	55,918	59,581	111,065	112,410
Depreciation and amortization	6,307	6,326	12,506	11,722
Total costs and expenses	428,475	397,209	827,537	746,600
Income from operations	66,681	14,643	120,421	26,876
Interest income	1,485	2,061	3,138	3,848
Interest expense	(3,152)	(1,650)	(5,589)	(2,949)
Other expense, net	(370)	(6,940)	(1,251)	(4,719)
Income before (benefit from) provision for income taxes	64,644	8,114	116,719	23,056
(Benefit from) provision for income taxes	(141,264)	1,578	(138,242)	5,168
Net income	$205,908	$6,536	$254,961	$17,888
Net income per share attributable to common stockholders:
Basic	$0.98	$0.03	$1.21	$0.09
Diluted	$0.93	$0.03	$1.16	$0.08
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	210,839	204,693	210,936	203,227
Diluted	221,049	218,978	219,023	218,704
__________________
(1) Exclusive of depreciation and amortization, shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$205,908	$6,536	$254,961	$17,888
Other comprehensive (loss) income:
Foreign currency translation adjustments	(195)	4,109	(1,357)	5,842
Comprehensive income	$205,713	$10,645	$253,604	$23,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2026
(In thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2026	210,626	$21	$1,325,520	$3,596	$(460,348)	$868,789
Issuance of common stock in connection with ESPP	513	—	6,340	—	—	6,340
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,978	—	417	—	—	417
Donation of common stock	45	—	765	—	—	765
Taxes paid related to net shares settlement of equity awards	(59)	—	(952)	—	—	(952)
Common stock repurchased	(2,770)	—	(44,249)	—	—	(44,249)
Stock-based compensation expense	—	—	28,439	—	—	28,439
Other comprehensive loss	—	—	—	(1,162)	—	(1,162)
Net income	—	—	—	—	49,053	49,053
Balance as of March 31, 2026	210,333	$21	$1,316,280	$2,434	$(411,295)	$907,440
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,532	—	1,034	—	—	1,034
Donation of common stock	46	—	957	—	—	957
Taxes paid related to net shares settlement of equity awards	(128)	—	(2,775)	—	—	(2,775)
Common stock repurchased	(1,112)	—	(21,315)	—	—	(21,315)
Stock-based compensation expense	—	—	35,794	—	—	35,794
Other comprehensive loss	—	—	—	(195)	—	(195)
Net income	—	—	—	—	205,908	205,908
Balance as of June 30, 2026	211,671	$21	$1,329,975	$2,239	$(205,387)	$1,126,848
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2025
(In thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	200,535	$20	$1,195,390	$(1,658)	$(528,281)	$665,471
Issuance of common stock in connection with ESPP	497	—	5,768	—	—	5,768
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,793	—	2,392	—	—	2,392
Donation of common stock	45	—	959	—	—	959
Taxes paid related to net shares settlement of equity awards	(44)	—	(1,089)	—	—	(1,089)
Stock-based compensation expense	—	—	36,890	—	—	36,890
Other comprehensive income	—	—	—	1,733	—	1,733
Net income	—	—	—	—	11,352	11,352
Balance as of March 31, 2025	203,826	$20	$1,240,310	$75	$(516,929)	$723,476
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,739	1	2,186	—	—	2,187
Donation of common stock	46	—	907	—	—	907
Taxes paid related to net shares settlement of equity awards	(520)	—	(11,589)	—	—	(11,589)
Stock-based compensation expense	—	—	39,296	—	—	39,296
Other comprehensive income	—	—	—	4,109	—	4,109
Net income	—	—	—	—	6,536	6,536
Balance as of June 30, 2025	206,091	$21	$1,271,110	$4,184	$(510,393)	$764,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$254,961	$17,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	25,928	27,641
Deferred income taxes	(143,856)	—
Stock-based compensation expense, net	62,027	73,858
Donation of common stock	1,722	1,866
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,277)	(19,614)
Operating lease right-of-use assets	1,700	3,700
Accounts payable	15,965	4,443
Accrued expenses and other liabilities	4,930	13,397
Operating lease liabilities	412	12,293
Net cash provided by operating activities	216,512	135,472
Cash flows from investing activities
Purchases of property and equipment	(7,171)	(18,484)
Capitalized internal-use software costs	(6,531)	(6,012)
Net (originations) collections from consumer receivables	(6,613)	(8,069)
Net cash used in investing activities	(20,315)	(32,565)
Cash flows from financing activities
Proceeds from exercise of stock options	1,451	4,578
Proceeds from issuance of common stock in connection with ESPP	6,340	5,768
Cash paid for repurchase of common stock	(65,164)	—
Proceeds from revolving credit facility borrowings	5,817,000	2,493,000
Repayments of revolving credit facility borrowings	(5,972,000)	(2,493,000)
Net change in customer funds assets and liabilities	155,461	38,622
Taxes paid related to net share settlement of equity awards	(3,727)	(11,617)
Payment of debt issuance costs	—	(2,628)
Net cash (used in) provided by financing activities	(60,639)	34,723
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,723)	10,182
Net increase in cash, cash equivalents, and restricted cash	133,835	147,812
Cash, cash equivalents, and restricted cash at beginning of period	544,299	369,817
Cash, cash equivalents, and restricted cash at end of period	$678,134	$517,629
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$676,394	$515,896
Restricted cash included in prepaid expenses and other current assets	485	664
Restricted cash included in other noncurrent assets, net	1,255	1,069
Total cash, cash equivalents, and restricted cash	$678,134	$517,629
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive income, and cash flows for the interim periods. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Remitly Global, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Reclassification
The condensed consolidated financial statements and notes have been prepared consistently, with the exception of the reclassification of certain prior year amounts within the Company’s Condensed Consolidated Statements of Cash Flows. Reclassifications include a change in presentation of certain cash activity related to customer funds assets and liabilities, which is comprised of disbursement prefunding, customer funds receivable, customer liabilities, and trade settlement liability included within the line item ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets. Certain components of this activity were reclassified from cash flows from operating activities to cash flows from financing activities, reflected within the line item ‘Net change in customer funds assets and liabilities’ on the Condensed Consolidated Statements of Cash Flows. This change resulted in a decrease in cash flows from operating activities of $38.6 million for the six months ended June 30, 2025, offset by a corresponding change in cash flows from financing activities. In addition, certain other immaterial amounts in the prior period Condensed Consolidated Statements of Cash Flows were reclassified. The Company has conformed the prior period Condensed Consolidated Statements of Cash Flows to the current period presentation to enhance transparency and provide comparability. These reclassifications did not affect the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, or Condensed Consolidated Statements of Stockholders’ Equity.

Use of Estimates
The preparation of the accompanying condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported and disclosed within the condensed consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition including the treatment of sales incentive programs, reserves for transaction losses, allowance for credit losses, stock-based compensation expense, the carrying value of operating lease right-of-use assets and operating lease liabilities, the realizability of deferred tax assets, capitalization of software development costs, goodwill, and intangible assets. The key assumptions applied for the value of the intangible assets include revenue growth rates for a hypothetical market participant, selected discount rates, as well as migration curves for developed technology. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Actual results could differ from these estimates and assumptions, and these differences could be material to the condensed consolidated financial statements.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts which are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the three and six months ended June 30, 2026 and 2025.
For the three and six months ended June 30, 2026 and 2025, no individual customer represented 10% or more of total revenues or customer funds receivable.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies during the six months ended June 30, 2026.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $83.6 million and $64.5 million during the three months ended June 30, 2026 and 2025, respectively. Advertising expenses totaled $152.8 million and $118.1 million during the six months ended June 30, 2026 and 2025, respectively.
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
The following table presents the Company’s sales incentives for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Reduction to revenue	$14,224	$11,348	$27,427	$21,111
Marketing expenses(1)	9,488	6,281	17,373	10,733
Total sales incentives	$23,712	$17,629	$44,800	$31,844
__________________
(1) Sales incentives that are charged to ‘Marketing expenses’ are included in advertising expenses as disclosed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location for the three and six months ended June 30, 2026 and 2025, attributed to the country in which the sending customer is located:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
United States	$336,824	$272,427	$634,609	$509,727
Canada	43,289	41,858	86,203	80,504
Rest of world	115,043	97,567	227,146	183,245
Total revenue	$495,156	$411,852	$947,958	$773,476
4.    Consumer Receivables
Consumer receivables represent outstanding amounts advanced to customers for cross-border payments processed through Remitly Flex. These receivables are interest free and are generally due in full within 30 days of the transaction in order to retain eligibility for future advances, or up to 90 days if customers enroll in a monthly subscription fee program.
The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Current	$22,565	$25,288
1 - 30 days past due	1,644	1,932
31 - 60 days past due	829	1,111
61 - 90 days past due	603	723
91+ days past due	1,068	552
Total amortized cost	$26,709	$29,606
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
The allowance for credit losses, charge-offs, and recoveries related to consumer receivables, as well as for other components of customer funds assets, were each not material for the three and six months ended June 30, 2026 and 2025.
5.    Prepaid Expenses & Other Current Assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Prepaid expenses	$21,235	$17,229
Payment card receivable	17,177	14,755
Tax receivable	4,984	5,202
Other	9,498	8,549
Prepaid expenses and other current assets	$52,894	$45,735

6.    Property and Equipment
Property and equipment, net consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Capitalized internal-use software	$65,427	$56,690
Computer and office equipment	10,778	11,929
Furniture and fixtures	7,541	7,510
Leasehold improvements	30,611	29,597
Projects in process	27	731
Total gross property and equipment	114,384	106,457
Less: Accumulated depreciation and amortization	(54,287)	(44,936)
Property and equipment, net	$60,097	$61,521
Depreciation and amortization expense related to property and equipment was $5.8 million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense related to property and equipment was $11.4 million and $7.6 million for the six months ended June 30, 2026 and 2025, respectively.
Capitalized Internal-Use Software Costs
The following table presents the Company’s capitalized internal-use software, including amortization expense recognized, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total capitalized internal-use software costs(1)	$4,635	$4,293	$8,737	$8,340
Stock-based compensation costs capitalized to internal-use software	1,303	1,230	2,206	2,328
Amortization expense(2)	3,689	2,871	7,137	5,277
__________
(1) Amounts are inclusive of stock-based compensation costs capitalized to internal-use software as denoted within the table.
(2) Amounts are included within ‘Depreciation and amortization’ on the Condensed Consolidated Statements of Operations.
Geographical Information
The following table presents the Company’s long-lived assets based on geography, which consist of Property and equipment, net and Operating lease right-of-use assets as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
United States	$53,546	$53,816
Rest of world	16,449	20,157
Total long-lived assets	$69,995	$73,973

7.    Intangible Assets
The components of identifiable intangible assets as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026				December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Estimated Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(1,000)	$—	0.0	$1,000	$(1,000)	$—	0.0
Customer relationships	8,500	(7,437)	1,063	0.5	8,500	(6,375)	2,125	1.0
Developed technology	12,000	(12,000)	—	0.0	12,000	(12,000)	—	0.0
Total	$21,500	$(20,437)	$1,063		$21,500	$(19,375)	$2,125
The acquired identified intangible assets have estimated useful lives ranging from three to four years. Amortization expense for intangible assets was $0.5 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $1.1 million and $4.2 million for the six months ended June 30, 2026 and 2025, respectively.
Expected future intangible asset amortization as of June 30, 2026 was as follows:

(in thousands)	Amount
Remainder of 2026	$1,063
Total	$1,063
8.    Fair Value Measurements
As of June 30, 2026, the Company held $39.8 million of money market funds presented within ‘Cash and cash equivalents’ on the Condensed Consolidated Balance Sheets. They are classified as Level 1 in the fair value hierarchy as the Company values these amounts using quoted market prices.
The Company’s derivative instruments are classified as Level 2 because it uses quoted forward spot rates at the end of the applicable periods, which are corroborated by market-based pricing. As of June 30, 2026 and December 31, 2025, the notional value of the Company’s outstanding foreign exchange contracts classified as derivative instruments was $163.5 million and $25.0 million, respectively. The fair values of the related derivative assets and liabilities were not material. No material gains or losses on derivative instruments were recorded during the three and six months ended June 30, 2026 and 2025. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for additional information. There were no other financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.
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
9.    Debt
Secured Revolving Credit Facility
2025 Revolving Credit Facility
In June 2025, Remitly Global, Inc. and Remitly, Inc., a wholly-owned subsidiary of Remitly Global, Inc., as co-borrowers, entered into a credit agreement (as amended, the “2025 Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent. The 2025 Revolving Credit Facility has a revolving commitment of $550.0 million (including a $200.0 million letter of credit sub-facility). Proceeds under the 2025 Revolving Credit Facility are primarily used to support prefunding of customer flows within the Company’s global money movement product and also for general corporate purposes. As part of the 2025 Revolving Credit Facility, the Company capitalized $3.1 million of new debt issuance costs within ‘Other noncurrent assets, net’ on the Condensed Consolidated Balance Sheets, which are amortized to interest expense over the term of the 2025 Revolving Credit Facility.

The 2025 Revolving Credit Facility permits borrowings in the form of (a) alternate base rate loans, (b) term benchmark loans, and (c) swingline loans and has a maturity date of June 24, 2030. Borrowings under the 2025 Revolving Credit Facility accrue interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the 2025 Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the New York Federal Reserve Bank Rate in effect on such day plus 0.50%, and (c) the Term SOFR Rate for an interest period of one month plus 1.00% (subject to a floor of 1.00%) plus 0.50% per annum) or (2) the Term SOFR Rate (subject to a floor of 0.00%) plus 1.50% per annum. Such interest is payable (a) with respect to loans bearing interest based on the Alternate Base Rate, the last day of each March, June, September, and December, (b) with respect to any term benchmark loan, at the end of each applicable interest period, but in no event less frequently than three months, and (c) with respect to any swingline loan, the day the loan is required to be repaid. In addition, an unused commitment fee, which accrues at a rate per annum equal to 0.25% of the unused portion of the revolving commitments, is payable on the fifteenth business day of each January, April, July, and October. Unused commitment fees were not material during the three and six months ended June 30, 2026.
The 2025 Revolving Credit Facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the ability to dispose of certain assets, merge with other entities, incur certain indebtedness, grant liens, pay dividends or make other distributions to holders of the Company’s capital stock, make investments, enter into restrictive agreements, or engage in certain transactions with affiliates. Financial covenants in the 2025 Revolving Credit Facility include a requirement to maintain a net leverage ratio of no greater than 4.50:1.00, which is tested quarterly. The Company was in compliance with all financial covenants under the 2025 Revolving Credit Facility as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026, the Company had no outstanding borrowings under the 2025 Revolving Credit Facility. As of June 30, 2026, the Company had unused borrowing capacity of $474.7 million under the 2025 Revolving Credit Facility and $75.3 million in issued, but undrawn, standby letters of credit.
As of December 31, 2025, the Company had $155.0 million outstanding borrowings under the 2025 Revolving Credit Facility with a weighted average interest rate of 7.25%. As of December 31, 2025, the Company had unused borrowing capacity of $323.2 million under the 2025 Revolving Credit Facility and $71.8 million in issued, but undrawn, standby letters of credit.

10.    Net Income Per Common Share
The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the periods indicated. Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding including the dilutive effect of all potential shares of common stock as determined under the treasury stock method. Dilutive common shares primarily include outstanding stock options and unvested restricted stock units (“RSUs”). Certain common stock equivalents, primarily RSUs, were excluded from diluted net income per share because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders	$205,908	$6,536	$254,961	$17,888
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	210,839	204,693	210,936	203,227
Effect of dilutive securities	10,210	14,285	8,087	15,477
Diluted	221,049	218,978	219,023	218,704
Net income per share attributable to common stockholders:
Basic	$0.98	$0.03	$1.21	$0.09
Diluted	$0.93	$0.03	$1.16	$0.08
Common stock equivalents excluded from diluted net income per share(1)	3,999	1,823	3,999	1,823
________________
(1) As of June 30, 2026, performance stock units (“PSUs”) to be settled in 1.5 million shares of common stock were excluded as they are subject to market conditions that were not achieved as of such date.
11.    Common Stock
As of June 30, 2026, the Company has authorized 725.0 million shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the six months ended June 30, 2026 and 2025.
Pledge 1% Stock Donation
In July 2021, the Company’s board of directors approved the reservation of up to 1.8 million shares of common stock that the Company may issue to or for the benefit of a 501(c)(3) nonprofit foundation or a similar charitable organization pursuant to the Company’s Pledge 1% commitment, in installments over ten years.
During both of the three and six months ended June 30, 2026 and 2025, the Company donated 45,490 and 90,980 shares, respectively, of its common stock to the Remitly Foundation, a donor advised fund at Rockefeller Philanthropy Advisors.
For the three months ended June 30, 2026 and 2025, the Company recorded a charge of $1.0 million and $0.9 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded a charge of $1.7 million and $1.9 million, respectively. These charges are recorded to ‘General and administrative expenses’ on the Condensed Consolidated Statements of Operations.
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
During the six months ended June 30, 2026, in accordance with its share repurchase program, the Company repurchased and retired an aggregate 3.9 million shares of its common stock for $65.6 million, which was recorded to ‘Additional paid in capital’ on the Condensed Consolidated Balance Sheets. As of June 30, 2026, a total of $110.5 million remained available for future repurchases of the Company’s common stock under the share repurchase program. There were no share repurchases completed during the six months ended June 30, 2025.

12.    Stock-Based Compensation
Shares Available for Issuance
As of June 30, 2026, 23.3 million and 9.6 million shares remained available for issuance under the 2021 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”), respectively.
Stock Options
The following is a summary of the Company’s stock option activity during the six months ended June 30, 2026:

	Stock Options
(in thousands, except per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Balances as of January 1, 2026	4,688	$5.98	4.43	$36,639
Exercised	(448)	3.34		7,218
Balances as of June 30, 2026	4,240	6.26	4.00	68,457
Vested and exercisable as of June 30, 2026	4,240	6.26	4.00	68,457
Vested and expected to vest as of June 30, 2026	4,240	$6.26	4.00	$68,457
_________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the six months ended June 30, 2026 or 2025.
The following is a summary of the Company’s stock option activity during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Aggregate grant-date fair value of options vested	$—	$4,044
Aggregate intrinsic value of options exercised	7,218	25,521
Restricted Stock Units and Performance Stock Units
The Company has both time-vested RSUs and PSUs with market- and time-based vesting conditions. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion regarding the Company’s RSUs. During the six months ended June 30, 2026, the Company granted PSUs with market- and service-based vesting conditions, the fair value of which was determined using a Monte Carlo simulation model. The related assumptions used in the valuation model include expected term, volatility, dividend yield, and risk-free interest rate. Stock-based compensation expense related to the PSUs was not material for the three and six months ended June 30, 2026. No PSUs were granted or outstanding during the three and six months ended June 30, 2025.
RSU and PSU activity during the six months ended June 30, 2026 was as follows:

(in thousands, except per share data)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2026	21,271	$17.48
Granted	9,385	19.07
Vested	(4,062)	16.75
Cancelled/forfeited	(4,740)	18.49
Unvested at June 30, 2026	21,854	$18.08

The following is a summary of the Company’s RSU and PSU activity during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands, except per share data)	2026	2025
Weighted-average grant-date fair value per share granted	$19.07	$20.95
Aggregate grant-date fair value of shares vested	68,036	62,530
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
The fair value of the ESPP offerings, including those described above, were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the assumptions below. These assumptions represent the grant-date fair value inputs for new offerings which commenced during the six months ended June 30, 2026 and 2025, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

Six Months Ended June 30,
	2026	2025
Risk-free interest rates	3.51% to 3.65%	3.92% to 4.26%
Expected term	0.5 to 1.0 year	0.5 to 2.0 years
Volatility	49.2% to 52.4%	43.8% to 49.1%
Dividend rate	—%	—%
Stock-Based Compensation Expense, Net
Stock-based compensation expense, net for stock options, RSUs, PSUs, and the ESPP, included within the Condensed Consolidated Statements of Operations, net of amounts capitalized to internal-use software, as described in Note 6. Property and Equipment, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Customer support and operations	$417	$453	$726	$709
Marketing	5,530	4,747	7,703	8,874
Technology and development	15,939	21,873	33,097	43,110
General and administrative	12,605	10,993	20,501	21,165
Total	$34,491	$38,066	$62,027	$73,858
As of June 30, 2026, the total unamortized compensation cost related to all non-vested equity awards, including RSUs and PSUs, was $308.5 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.3 years. As of June 30, 2026, the total unrecognized compensation expense related to the ESPP was $1.6 million, which is expected to be amortized over the next 0.7 years.
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
The Company incurred charges of $4.2 million and $15.8 million for the three and six months ended June 30, 2026, respectively, related to these initiatives. There were no restructuring costs during the three and six months ended June 30, 2025 related to these initiatives.

The following table presents the restructuring costs included within the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2026	2026
Customer support and operations	$—	$1,644
Marketing	1,979	3,688
Technology and development	1,475	4,938
General and administrative	791	5,513
Total restructuring costs	$4,245	$15,783
The following table presents the changes in liabilities by major type of cost, including expenses incurred and cash payments resulting from the restructuring costs and related accruals, during the six months ended June 30, 2026:

(in thousands)	Severance and related termination benefits(1)	Lease exit and other related costs
Balance as of December 31, 2025	$—	$—
Expenses incurred	13,704	2,079
Cash payments	(9,791)	—
Noncash charges(2)	—	(2,079)
Balance as of June 30, 2026	$3,913	$—
_________________
(1) Accrued restructuring liability associated with these costs is included within “Accrued expenses and other current liabilities” on the Condensed Consolidated Balance Sheets.
(2) Noncash charges includes noncash write-offs of right-of-use assets and property and equipment.
14.    Income Taxes
The Company computes its (benefit from) provision for income taxes for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
The Company’s effective tax rates on pre-tax income were (218.5)% and 19.4% for the three months ended June 30, 2026 and 2025, respectively, and (118.4)% and 22.4% for the six months ended June 30, 2026 and 2025, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21.0% for the three and six months ended June 30, 2026 was primarily the result of the release of the Company's valuation allowance against its U.S. deferred tax assets. For the three and six months ended June 30, 2025, the difference was primarily the result of foreign income taxed at different rates, changes in the U.S. valuation allowance, non-deductible stock-based compensation, and recognition of a discrete income tax benefit, primarily driven by excess stock-based compensation deductions.
Due to cumulative losses in the U.S. during prior periods, the Company had maintained a full valuation allowance against its U.S. deferred tax assets, including net operating loss carryforwards, capitalized research costs, and tax credits related primarily to research and development. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative.
During the three months ended June 30, 2026, the Company reached a cumulative income position in the United States over the previous three years, which constituted objective and verifiable positive evidence and thus received significant weighting in the Company’s assessment. Additional positive evidence considered by the Company included recent utilization of U.S. tax attribute carryforwards and future forecasts of continued profitability in the U.S.
In completing its assessment, the Company also weighed significant negative evidence, including the limited tenure of recently achieved U.S. profitability, the inherent risk in projecting taxable income over the carryforward periods of existing tax attributes, and variable macroeconomic conditions that may impact the Company’s ability to generate forecasted taxable income. The Company also considered that future tax deductions associated with stock-based compensation depend on the Company’s stock price, which is inherently unpredictable and introduces additional uncertainty into its forecasts of future U.S. taxable income.
Upon considering the weighted impact of all evidence, both positive and negative, the Company concluded that the positive evidence, including the objective three-year cumulative income position, outweighed the negative evidence and that it was more likely than not that its U.S. federal and state deferred tax assets would be realizable. As a result, the Company released its full U.S. valuation allowance and recognized a corresponding $140.6 million discrete tax benefit during the three months ended June 30, 2026. The effect of the valuation allowance release is included as a component of the ‘(Benefit from) Provision for income taxes’ in the accompanying Condensed Consolidated Statements of Operations.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of June 30, 2026, tax years 2012 through 2021, and 2023 through 2025 remain open for examination by taxing authorities. The Company’s 2022 federal tax return was audited by the Internal Revenue Service, with no adjustments.
15.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s amended and restated certificate of incorporation and amended and restated bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of June 30, 2026 and December 31, 2025.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company operates in a complex legal and regulatory environment and its operations are subject to various U.S. and foreign laws, rules, and regulations. From time to time, the Company is also subject to inquiry, examinations, or enforcement actions from its various regulators. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. As of June 30, 2026, the Company was involved in certain intellectual property and trademark disputes in certain jurisdictions; any potential loss related to those disputes cannot currently be reasonably estimated and any impact is expected to be immaterial.
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies as of June 30, 2026 and December 31, 2025.
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
Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$6,041	$4,612	$5,440	$3,585
Provisions for transaction losses	24,543	28,016	45,071	45,922
Losses incurred, net of recoveries	(24,623)	(26,447)	(44,550)	(43,326)
Ending balance	$5,961	$6,181	$5,961	$6,181

16.    Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Trade settlement liability(1)	$46,643	$34,884
Accrued transaction expense	28,751	34,673
Accrued marketing expense	21,727	17,307
Accrued salary, benefits, and related taxes	15,669	12,996
Reserve for transaction losses	5,961	5,440
Other accrued expenses	39,321	36,648
Accrued expenses & other current liabilities	$158,072	$141,948
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
17.    Supplemental Cash Flow Information
The supplemental disclosures of cash flow information consisted of the following:

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information
Cash paid for interest	$4,624	$3,523
Cash paid for income taxes, net of refunds	5,547	2,050
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$561	$3,290
Stock-based compensation expense capitalized to internal-use software	2,206	2,328
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
Significant Segment Expenses
On a regular basis, the Company’s CODM is provided certain significant segment expenses, which include advertising expense and stock-based compensation expense, in addition to those significant segment expenses reported within the Condensed Consolidated Statements of Operations.

The following table reconciles the significant segment expenses regularly provided to the Company’s CODM for the three and six months ended June 30, 2026 and 2025, to the primary measure of segment profitability, net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$495,156	$411,852	$947,958	$773,476
Significant segment expenses:
Transaction expenses	(161,174)	(143,756)	(306,114)	(265,149)
Customer support and operations, excluding stock-based compensation expense(1)	(26,222)	(24,621)	(52,724)	(46,938)
Marketing, excluding stock-based compensation expense and advertising expense(1)(2)	(15,244)	(15,685)	(30,262)	(31,398)
Technology and development, excluding stock-based compensation expense(1)	(58,110)	(55,623)	(120,555)	(108,237)
General and administrative, excluding stock-based compensation expense(1)	(43,313)	(48,588)	(90,564)	(91,245)
Advertising expense	(83,614)	(64,544)	(152,785)	(118,053)
Stock-based compensation expense, net	(34,491)	(38,066)	(62,027)	(73,858)
Other segment disclosures:
Depreciation and amortization	(6,307)	(6,326)	(12,506)	(11,722)
Interest income	1,485	2,061	3,138	3,848
Interest expense	(3,152)	(1,650)	(5,589)	(2,949)
Benefit from (provision for) income taxes	141,264	(1,578)	138,242	(5,168)
Other segment expense, net(3)	(370)	(6,940)	(1,251)	(4,719)
Net income	$205,908	$6,536	$254,961	$17,888
__________________
(1) The significant segment expenses reported within the Condensed Consolidated Statements of Operations are presented in this table excluding stock-based compensation expense, net. Stock-based compensation expense, net is presented separately as an additional significant segment expense and is regularly provided to the CODM. Refer to Note 12. Stock-Based Compensation and Note 6. Property and Equipment.
(2) The significant segment expense reported within the Condensed Consolidated Statements of Operations is presented in this table excluding advertising expense. Advertising expense is presented separately as an additional significant segment expense and is regularly provided to the CODM. Advertising expense is included in ‘Marketing expense’ as described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
(3) Other segment expense, net includes ‘Other expense, net’, which is described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
There were no unusual items or other significant noncash items for the three and six months ended June 30, 2026 and 2025.

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
This reliable, fair, and secure experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty. Our services are highly non-discretionary for many of our customers which results in high revenue visibility throughout economic cycles. As of June 30, 2026, our Remitly app had a 4.9 iOS App Store rating with approximately 4.5 million reviewers and a 4.8 Android Google Play rating with over 1.4 million reviewers (app ratings are based on all countries or regions and the rating may vary based on user location and device type).
Network
Our global network of funding and disbursement partnerships is at the core of our business and enables us to complete transactions efficiently across more than 5,700 corridors without the need to deploy local operations in each country, while complying with global and local licensing and regulatory requirements. A corridor represents the pairing of a send country, from which a customer can send a cross-border payment, with a specific receive country to which such cross-border payment can be sent. As a result of the quality of our network and the foundational investments we have made, adding a new send country typically unlocks a significant number of new corridors, allowing us to scale rapidly.

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
•Payment Disbursement. We provide broad and high quality access to disbursement options for our customers allowing them to choose the method that is most convenient for their recipients, including bank accounts, cash, and alternative payment methods. Our broad disbursement network supports reliable delivery and choice, allowing customers to select whatever method works best for their family and friends to receive funds. We have access to many disbursement partners across the globe including major banks, aggregators, cash pick-up options, and mobile wallet partners. These relationships provide our customers with choice of disbursement and enable us to send funds within minutes, or even seconds, to over 5.8 billion bank accounts and mobile wallets, and approximately 490,000 cash pick-up options, including retail outlets and banks.
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
Active Customers

	Three Months Ended June 30,
(in thousands)	2026	2025
Active customers	10,199	8,511
We believe that the number of our active customers is an important indicator of customer engagement, customer retention, and the overall growth of our business.
Active customers increased to approximately 10.2 million, or 20% growth, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was primarily due to an increase in the number of new customers, driven by continued marketing efficiency and strong retention, as well as product and geographic expansion. The increase was also a result of growth in new customer categories, including high-amount senders and business accounts. Ongoing improvements in customer experience and localized innovation in key corridors supported customer acquisition and engagement.
Send Volume

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Send volume	$23,514	$18,477	$45,577	$34,635
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
Send volume increased 27% to $23.5 billion for the three months ended June 30, 2026, compared to $18.5 billion for the three months ended June 30, 2025, driven by the increase in active customers.
Send volume increased 32% to $45.6 billion for the six months ended June 30, 2026, compared to $34.6 billion for the six months ended June 30, 2025, driven by the increase in active customers.
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

We measure active customers to monitor the growth and performance of our customer base. The majority of our active customers send money for recurring, non-discretionary needs multiple times per month, providing a recurring revenue stream with high predictability and durability. Additionally, new customer categories, such as business accounts, contribute often higher-value transactions as they send money to pay contractors, vendors, and employees.
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
Management of Risk and Fraud
We manage fraud (e.g., identity theft) and other illegitimate activity (e.g., money laundering) by utilizing our proprietary risk models, which include machine learning, early warning signals, bespoke rules, and manual investigation processes. These capabilities are enhanced by AI to improve detection accuracy and automation. Our models and processes enable us to identify and address complex and evolving risks in these unwanted activities, while maintaining a differentiated customer experience. In addition, we integrate historical fraud loss data and other transaction data into our risk models, which helps us identify emerging patterns and quantify fraud and compliance risks across all aspects of our customer interactions. These models and processes allow us to achieve and maintain fraud loss rates within desired guardrails, as well as continuously refine our risk models to address new risks.

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
In addition, foreign currency movements impact our business in numerous ways. For example, as the U.S. dollar strengthens, we see customers in certain geographies taking advantage of the ability to get more local currency to their families and friends. We also believe the strength of the U.S. dollar and the strength of other developed country currencies versus emerging country currencies make it easier to acquire new customers in certain geographies. Conversely, expansion of our international business can negatively impact our condensed consolidated results when these currencies weaken against the U.S. dollar. As we grow, we are becoming more diversified across geographies and currencies, which can help mitigate some localized geopolitical risks and macroeconomic trends. As foreign currency can have a significant impact on our business, we maintain a diversified cash balance portfolio and manage foreign exchange risk through various operational measures, including use of foreign exchange contracts. Our proactive risk management is designed to help mitigate potential impacts. For a more comprehensive description of our foreign currency exchange rate risk, current business concentrations, and details on our foreign exchange contracts, refer to Part I, Item 3 of this Quarterly Report on Form 10-Q.
Evolving regulatory and legislative developments may influence customer behavior and transaction volumes. For example, recent U.S. legal and policy changes have changed the legal status of certain population groups and increased deportation activity more broadly, and the One Big Beautiful Bill Act (the “OBBBA”), which passed on July 4, 2025, imposes a tax on outbound, non-digital remittances from the United States to recipients abroad. While these regulatory and legislative developments may impact certain areas of our business, our business has remained resilient through various macroeconomic, political, and regulatory cycles over the past decade. We will continue to evaluate the impact the new regulation and legislation will have on our condensed consolidated financial statements, but at this time, we do not expect that the remittance tax included in the OBBBA will have a material impact on our business.
The OBBBA also enacts U.S. corporate income tax reform, certain aspects of which applied to our business beginning in 2025, principally the immediate expensing of domestic research and development expenditures. These provisions did not have a material impact on our condensed consolidated financial statements, although they accelerate our deductions and are expected to reduce our cash tax payments in the near term. We continue to monitor developments and guidance under the OBBBA.
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
Other Expense, Net
Other expense, net, primarily includes foreign currency exchange gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities.
(Benefit from) Provision for Income Taxes
(Benefit from) provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. During the three months ended June 30, 2026, we released our full valuation allowance for U.S. deferred tax assets. The income tax benefit was $138.2 million for the six months ended June 30, 2026, inclusive of a $140.6 million discrete tax benefit from the U.S. valuation allowance release. We periodically assess the need for a valuation allowance against our deferred tax assets by weighing positive and negative evidence to determine whether it is more likely than not that some or all of the deferred tax assets will be realized.

Results of Operations
Comparison of the three and six months ended June 30, 2026 and 2025
The following table sets forth our results of operations together with the dollar and percentage change for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Revenue	$495,156	$411,852	$83,304	20%	$947,958	$773,476	$174,482	23%
Costs and expenses
Transaction expenses	161,174	143,756	17,418	12%	306,114	265,149	40,965	15%
Customer support and operations	26,639	25,074	1,565	6%	53,450	47,647	5,803	12%
Marketing	104,388	84,976	19,412	23%	190,750	158,325	32,425	20%
Technology and development	74,049	77,496	(3,447)	(4)%	153,652	151,347	2,305	2%
General and administrative	55,918	59,581	(3,663)	(6)%	111,065	112,410	(1,345)	(1)%
Depreciation and amortization	6,307	6,326	(19)	—%	12,506	11,722	784	7%
Total costs and expenses	428,475	397,209	31,266	8%	827,537	746,600	80,937	11%
Income from operations	66,681	14,643	52,038	355%	120,421	26,876	93,545	348%
Interest income	1,485	2,061	(576)	(28)%	3,138	3,848	(710)	(18)%
Interest expense	(3,152)	(1,650)	(1,502)	91%	(5,589)	(2,949)	(2,640)	90%
Other expense, net	(370)	(6,940)	6,570	(95)%	(1,251)	(4,719)	3,468	(73)%
Income before (benefit from) provision for income taxes	64,644	8,114	56,530	697%	116,719	23,056	93,663	406%
(Benefit from) provision for income taxes	(141,264)	1,578	(142,842)	nm	(138,242)	5,168	(143,410)	nm
Net income	$205,908	$6,536	$199,372	3,050%	$254,961	$17,888	$237,073	1,325%
__________
nm = not meaningful
The following discussion and analysis is for the three and six months ended June 30, 2026, compared to the same period in 2025.
Revenue
Revenue increased 20%, or $83.3 million, and 23%, or $174.5 million, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The increase was primarily driven by a 20% increase in active customers period over period, continued strength in the retention of existing customers, favorable customer behavior based on foreign currency movement, increased send volume for high-amount senders, and a continued mix shift trending towards digital disbursements. Revenue derived from each transaction varies based on a number of attributes, including the funding method chosen by the customer, the size of the transaction, the currency to be ultimately purchased, the rate at which the currency was purchased, the disbursement method chosen by the customer, and the country to which the funds are transferred.
As a reflection of this growth, send volume increased 27% and 32% to $23.5 billion and $45.6 billion for the three and six months ended June 30, 2026, respectively, as compared to $18.5 billion and $34.6 billion for the three and six months ended June 30, 2025, respectively.
Transaction Expenses
Transaction expenses increased $17.4 million, or 12%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily due to a $19.6 million, or 18%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, partially offset by a $3.5 million decrease in our provision for transaction losses.

Transaction expenses increased $41.0 million, or 15%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to a $38.4 million, or 19%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients.
As a percentage of revenue, transaction expenses decreased to 33% and 32% for the three and six months ended June 30, 2026, respectively, compared to 35% and 34% for the three and six months ended June 30, 2025, respectively.
Customer Support and Operations Expenses
Customer support and operations expenses increased $1.6 million, or 6%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by a $3.3 million increase in personnel-related costs compared to the three months ended June 30, 2025.
Customer support and operations expenses increased $5.8 million, or 12%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by a $6.4 million increase in personnel-related costs compared to the six months ended June 30, 2025.
As a percentage of revenue, customer support and operations expenses remained flat at 5% and 6% for the three and six months ended June 30, 2026, respectively, compared to 6% for both the three and six months ended June 30, 2025.
Marketing Expenses
Marketing expenses increased $19.4 million, or 23%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to an increase of $19.1 million in advertising expense, including online and offline marketing spend and promotion costs to acquire new customers.
Marketing expenses increased $32.4 million, or 20%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to an increase of $34.7 million in advertising expense, including online and offline marketing spend and promotion costs to acquire new customers.
As a percentage of revenue, marketing expenses were 21% and 20% for the three and six months ended June 30, 2026, respectively, compared to 21% and 20% for the three and six months ended June 30, 2025, respectively.
Technology and Development Expenses
Technology and development expenses decreased $3.4 million, or 4%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily driven by a $7.4 million decrease in personnel-related costs, partially offset by a $5.3 million increase in software costs primarily related to cloud services to support incremental transaction volume.
Technology and development expenses increased $2.3 million, or 2%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by a $9.3 million increase in software costs primarily related to cloud services to support incremental transaction volume and a $3.6 million increase in restructuring costs primarily related to severance (refer to Note 13. Restructuring Initiatives in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the restructuring costs). These increases were partially offset by a $8.4 million decrease in personnel-related costs.
As a percentage of revenue, technology and development expenses decreased to 15% and 16% for the three and six months ended June 30, 2026, respectively, from 19% and 20% for the three and six months ended June 30, 2025, as we benefited from increasing efficiencies, including the usage of AI.
General and Administrative Expenses
General and administrative expenses decreased $3.7 million, or 6%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily due to a $3.9 million decrease in provisions related to collectability of amounts due from certain processing partners.
General and administrative expenses decreased $1.3 million, or 1%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily driven by a $4.6 million decrease in personnel-related expenses, partially offset by a $4.1 million increase in restructuring costs primarily related to severance (refer to Note 13. Restructuring Initiatives in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the restructuring costs).
As a percentage of revenue, general and administrative expenses decreased to 11% and 12% for the three and six months ended June 30, 2026, respectively, from 14% and 15% for the three and six months ended June 30, 2025, respectively, as we continue to leverage efficiencies in our general and administrative functions.

Depreciation and Amortization
Depreciation and amortization remained flat for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Depreciation and amortization increased $0.8 million, or 7%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Interest Income
Interest income decreased $0.6 million and $0.7 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025.
Interest Expense
Interest expense increased $1.5 million and $2.6 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to draws on the revolving credit facility.
Other Expense, Net
Other expense, net is primarily driven by unrealized losses and gains on foreign exchange remeasurements of certain foreign currency denominated monetary assets and liabilities.
(Benefit from) Provision for Income Taxes
The benefit from income taxes increased $142.8 million and $143.4 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The increase in both the three and six months ended June 30, 2026 is primarily due to the release of the U.S. valuation allowance during the three months ended June 30, 2026.
We periodically assess the need for a valuation allowance against our deferred tax assets by weighing positive and negative evidence to determine whether it is more likely than not that some or all of the deferred tax assets will be realized. Based on our sustained profitability in the United States and anticipated future earnings, we concluded it was more likely than not that our U.S. deferred tax assets would be realizable, and accordingly released our full U.S. valuation allowance during the three months ended June 30, 2026.
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
We use Adjusted EBITDA, a non-GAAP financial measure, to supplement net income (loss). Adjusted EBITDA is calculated as net income (loss) adjusted by (i) interest (income) expense, net; (ii) (benefit from) provision for income taxes; (iii) noncash charges of depreciation and amortization; (iv) other (income) expense, net; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment; (vi) noncash stock-based compensation expense, net; (vii) payroll taxes related to stock-based compensation expense, net; and (viii) certain restructuring and other costs.
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
The following table sets forth a reconciliation of net income, the most directly comparable financial measure prepared in accordance with GAAP, to Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$205,908	$6,536	$254,961	$17,888
Add:
Interest (income) expense, net	1,667	(411)	2,451	(899)
(Benefit from) provision for income taxes	(141,264)	1,578	(138,242)	5,168
Depreciation and amortization	6,307	6,326	12,506	11,722
Other expense, net	370	6,940	1,251	4,719
Donation of common stock(1)	957	907	1,722	1,866
Stock-based compensation expense, net	34,491	38,066	62,027	73,858
Payroll taxes related to stock-based compensation expense, net	2,061	1,519	3,833	4,659
Restructuring and other costs(2)	4,245	2,536	15,783	3,444
Adjusted EBITDA	$114,742	$63,997	$216,292	$122,425
__________
(1) Refer to Note 11. Common Stock within the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the donation of common stock.
(2) Restructuring and other costs for the three and six months ended June 30, 2026 and June 30, 2025 consisted primarily of termination benefits. These costs are not indicative of ongoing operating performance.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of June 30, 2026 and December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $676.4 million and $542.4 million, respectively, as well as funds available under the 2025 Revolving Credit Facility, which we entered into in June 2025. The 2025 Revolving Credit Facility has revolving commitments up to $550.0 million (including a $200.0 million letter of credit sub-facility). We have historically financed our operations and capital expenditures primarily through cash generated from operations, including transaction fees and foreign exchange spreads. In recent periods, we have supplemented those cash flows with borrowings on our 2025 Revolving Credit Facility, primarily to support customer transaction volumes during peak periods and weekends, which we expect to continue to do in the future. During the six months ended June 30, 2026 and 2025, the average term of outstanding borrowings under our Revolving Credit Facility was approximately four days. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the 2025 Revolving Credit Facility (including the letter of credit sub-facility). During the six months ended June 30, 2026, we borrowed $5.8 billion and repaid $6.0 billion against the credit facility. As of June 30, 2026, we had no outstanding borrowings under the 2025 Revolving Credit Facility. As of June 30, 2026, we had unused borrowing capacity of $474.7 million.
In July 2025, our board of directors approved a share repurchase program that provides for the repurchase of up to an aggregate of $200.0 million of our outstanding common stock. The program allows for share repurchases through open market transactions, in privately negotiated transactions, or by other means, in accordance with applicable securities laws and other restrictions, but does not obligate us to acquire any amount of common stock. The timing and total amount of share repurchases will be determined by us in our discretion and will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, alternative investment opportunities, and other considerations. During the six months ended June 30, 2026, we repurchased $65.6 million of our common stock in open market transactions.
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
The following table shows a summary of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025(1)
Net cash provided by (used in):
Operating activities	$216,512	$135,472
Investing activities	(20,315)	(32,565)
Financing activities	(60,639)	34,723
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,723)	10,182
Net increase in cash, cash equivalents, and restricted cash	$133,835	$147,812
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
Net cash provided by operating activities for the six months ended June 30, 2026 was $216.5 million, an increase of $81.0 million compared to net cash provided by operating activities for the six months ended June 30, 2025. The increase was driven primarily by a $237.1 million increase in net income, partially offset by a $143.9 million increase in deferred income taxes in addition to other changes in working capital.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment, net originations from consumer receivables, and the capitalization of internal-use software.
Net cash used in investing activities for the six months ended June 30, 2026 was $20.3 million, a decrease of $12.3 million compared to net cash used in investing activities for the six months ended June 30, 2025. This change was primarily driven by an $11.3 million decrease in purchases of property and equipment, primarily related to leasehold improvements for our corporate headquarters, and a $1.5 million decrease in originations from consumer receivables, net of collections.

Financing Activities
Cash flows from financing activities consists primarily of borrowings on our revolving credit facility, proceeds from the exercise of stock options, the net change in customer funds assets and liabilities (exclusive of the operating activity portion of such accounts), and proceeds from the issuance of common stock in connection with the ESPP, offset by repayments of our revolving credit facility borrowings, cash paid for repurchase of common stock, and cash paid for taxes related to net share settlement of equity awards. Activity in the customer funds assets and liabilities is heavily impacted by the timing of customer transactions and, in particular, the day of the week that the year end falls on, including holidays and long weekends. For example, we generally have higher prefunding amounts if the year closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction related balances period over period and can reduce our cash position at a particular point in time.
Net cash used in financing activities for the six months ended June 30, 2026 was $60.6 million, a decrease of $95.4 million, compared to net cash provided by financing activities for the six months ended June 30, 2025 of $34.7 million. The change was primarily driven by a $155.0 million decrease in net borrowings on our revolving credit facility as well as a $65.2 million increase in cash paid for the repurchase of common stock, offset by a $116.8 million increase in cash flows from customer funds assets and liabilities.
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
During the six months ended June 30, 2026, other than software, cloud infrastructure, marketing, compliance-tool related contracts, and leases entered into in the normal course of business, there were no other material changes to the contractual obligations and contingencies as disclosed in Note 16. Commitments and Contingencies and Note 18. Leases in the notes to the consolidated financial statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2025. For further discussion of commitments and contingencies, also refer to Note 15. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2026, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than twelve months, and are typically month-to-month in nature. As described in the notes to the consolidated financial statements in our Annual Report on Form 10-K, we elected not to record leases on our Condensed Consolidated Balance Sheets if the lease term is twelve months or less. For further information on our lease arrangements, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of June 30, 2026 and December 31, 2025, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net income was generated would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $27.5 million and $37.9 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of global money movement transactions. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of global money movement transactions.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company. Refer to Note 15. Commitments and Contingencies within the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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
None.
Issuer Purchase of Equity Securities
Share repurchase activity during the three months ended June 30, 2026 was as follows (in thousands, except per share data):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2026 - April 30, 2026	379	$16.45	379	$125,627
May 1, 2026 - May 31, 2026	231	$21.73	231	$120,596
June 1, 2026 - June 30, 2026	502	$20.04	502	$110,543
Total	1,112		1,112
__________
(1) Average price paid per share includes related commissions paid by us.
(2) On August 6, 2025, we announced that our board of directors had authorized a share repurchase program to repurchase up to $200.0 million of our outstanding common stock, with no expiration date. Refer to Note 11. Common Stock within the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding the share repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our officers or directors adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-40822	3.3	November 12, 2021
3.2	Amended and Restated Bylaws		8-K	001-40822	3.1	March 20, 2024
3.3	Certificate of Change of Registered Agent		10-Q	001-40822	3.3	May 7, 2025
10.1
Amendment No. 1, dated June 15, 2026, to Credit Agreement dated as of June 24, 2025, among Remitly Global, Inc., the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
x
10.2	Transition Agreement, dated as of April 2, 2026, by and between the Registrant and Saema Somalya	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
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

Remitly Global, Inc.

Date:	August 5, 2026	By:	/s/ Sebastian Gunningham
Sebastian Gunningham
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ Vikas Mehta
Vikas Mehta
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2026	By:	/s/ Tai-Hong Fung
Tai-Hong Fung
Chief Accounting Officer
(Principal Accounting Officer)