Form 10-Q
period 2026-09-30
Remitly Global, Inc.
filed 2026-11-04
CIK 1782170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, the registrant had 214,012,570 shares of common stock, $0.0001 par value per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
REMITLY GLOBAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$669,082	$542,426
Disbursement prefunding	287,434	441,335
Customer funds receivable, net	357,108	286,455
Prepaid expenses and other current assets	58,748	45,735
Total current assets	1,372,372	1,315,951
Property and equipment, net	60,914	61,521
Operating lease right-of-use assets	8,114	12,452
Goodwill	54,940	54,940
Intangible assets, net	531	2,125
Other noncurrent assets, net	156,435	11,724
Total assets	$1,653,306	$1,458,713
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$29,436	$28,450
Customer liabilities	213,292	219,667
Short-term debt	2,938	2,821
Accrued expenses and other current liabilities	138,397	141,948
Operating lease liabilities	8,324	6,166
Total current liabilities	392,387	399,052
Operating lease liabilities, noncurrent	25,738	28,135
Long-term debt	—	155,000
Other noncurrent liabilities	8,767	7,737
Total liabilities	426,892	589,924
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.0001 par value; 725,000 shares authorized as of both September 30, 2026 and December 31, 2025; 214,013 and 210,626 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	21	21
Additional paid-in capital	1,361,869	1,325,520
Accumulated other comprehensive income	2,358	3,596
Accumulated deficit	(137,834)	(460,348)
Total stockholders’ equity	1,226,414	868,789
Total liabilities and stockholders’ equity	$1,653,306	$1,458,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$509,839	$419,494	$1,457,797	$1,192,970
Costs and expenses
Transaction expenses(1)	162,433	146,725	468,547	411,874
Customer support and operations(1)	27,797	26,386	81,247	74,033
Marketing(1)	103,971	91,778	294,721	250,103
Technology and development(1)	80,103	80,421	233,755	231,768
General and administrative(1)	59,403	55,973	170,468	168,383
Depreciation and amortization	6,730	6,434	19,236	18,156
Total costs and expenses	440,437	407,717	1,267,974	1,154,317
Income from operations	69,402	11,777	189,823	38,653
Interest income	1,822	2,066	4,960	5,914
Interest expense	(2,444)	(2,116)	(8,033)	(5,065)
Other income (expense), net	976	696	(275)	(4,023)
Income before (benefit from) provision for income taxes	69,756	12,423	186,475	35,479
(Benefit from) provision for income taxes	2,203	3,594	(136,039)	8,762
Net income	$67,553	$8,829	$322,514	$26,717
Net income per share attributable to common stockholders:
Basic	$0.32	$0.04	$1.52	$0.13
Diluted	$0.30	$0.04	$1.46	$0.12
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	212,747	207,150	211,546	204,549
Diluted	223,553	217,231	220,540	218,228
__________________
(1) Exclusive of depreciation and amortization, shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$67,553	$8,829	$322,514	$26,717
Other comprehensive income (loss):
Foreign currency translation adjustments	119	(485)	(1,238)	5,357
Comprehensive income	$67,672	$8,344	$321,276	$32,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2026
(In thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2026	210,626	$21	$1,325,520	$3,596	$(460,348)	$868,789
Issuance of common stock in connection with ESPP	513	—	6,340	—	—	6,340
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,978	—	417	—	—	417
Donation of common stock	45	—	765	—	—	765
Taxes paid related to net shares settlement of equity awards	(59)	—	(952)	—	—	(952)
Common stock repurchased	(2,770)	—	(44,249)	—	—	(44,249)
Stock-based compensation expense	—	—	28,439	—	—	28,439
Other comprehensive loss	—	—	—	(1,162)	—	(1,162)
Net income	—	—	—	—	49,053	49,053
Balance as of March 31, 2026	210,333	$21	$1,316,280	$2,434	$(411,295)	$907,440
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,532	—	1,034	—	—	1,034
Donation of common stock	46	—	957	—	—	957
Taxes paid related to net shares settlement of equity awards	(128)	—	(2,775)	—	—	(2,775)
Common stock repurchased	(1,112)	—	(21,315)	—	—	(21,315)
Stock-based compensation expense	—	—	35,794	—	—	35,794
Other comprehensive loss	—	—	—	(195)	—	(195)
Net income	—	—	—	—	205,908	205,908
Balance as of June 30, 2026	211,671	$21	$1,329,975	$2,239	$(205,387)	$1,126,848
Issuance of common stock in connection with ESPP	341	—	4,295	—	—	4,295
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,637	—	1,615	—	—	1,615
Donation of common stock	45	—	1,191	—	—	1,191
Taxes paid related to net shares settlement of equity awards	(69)	—	(1,838)	—	—	(1,838)
Common stock repurchased	(612)	—	(14,448)	—	—	(14,448)
Stock-based compensation expense	—	—	41,079	—	—	41,079
Other comprehensive income	—	—	—	119	—	119
Net income	—	—	—	—	67,553	67,553
Balance as of September 30, 2026	214,013	$21	$1,361,869	$2,358	$(137,834)	$1,226,414
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2025
(In thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	200,535	$20	$1,195,390	$(1,658)	$(528,281)	$665,471
Issuance of common stock in connection with ESPP	497	—	5,768	—	—	5,768
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,793	—	2,392	—	—	2,392
Donation of common stock	45	—	959	—	—	959
Taxes paid related to net shares settlement of equity awards	(44)	—	(1,089)	—	—	(1,089)
Stock-based compensation expense	—	—	36,890	—	—	36,890
Other comprehensive income	—	—	—	1,733	—	1,733
Net income	—	—	—	—	11,352	11,352
Balance as of March 31, 2025	203,826	$20	$1,240,310	$75	$(516,929)	$723,476
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,739	1	2,186	—	—	2,187
Donation of common stock	46	—	907	—	—	907
Taxes paid related to net shares settlement of equity awards	(520)	—	(11,589)	—	—	(11,589)
Stock-based compensation expense	—	—	39,296	—	—	39,296
Other comprehensive income	—	—	—	4,109	—	4,109
Net income	—	—	—	—	6,536	6,536
Balance as of June 30, 2025	206,091	$21	$1,271,110	$4,184	$(510,393)	$764,922
Issuance of common stock in connection with ESPP	432	—	5,379	—	—	5,379
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	4,087	—	1,637	—	—	1,637
Donation of common stock	45	—	858	—	—	858
Taxes paid related to net shares settlement of equity awards	(710)	—	(13,433)	—	—	(13,433)
Common stock repurchased	(614)	—	(11,876)	—	—	(11,876)
Stock-based compensation expense	—	—	41,336	—	—	41,336
Other comprehensive loss	—	—	—	(485)	—	(485)
Net income	—	—	—	—	8,829	8,829
Balance as of September 30, 2025	209,331	$21	$1,295,011	$3,699	$(501,564)	$797,167
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMITLY GLOBAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$322,514	$26,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	37,987	37,049
Deferred income taxes	(144,352)	—
Stock-based compensation expense, net	101,654	113,832
Donation of common stock	2,913	2,724
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,418)	(2,962)
Operating lease right-of-use assets	2,349	4,810
Accounts payable	5,244	16,156
Accrued expenses and other liabilities	(3,976)	13,482
Operating lease liabilities	(1,389)	13,364
Net cash provided by operating activities	309,526	225,172
Cash flows from investing activities
Purchases of property and equipment	(8,542)	(23,070)
Capitalized internal-use software costs	(10,393)	(9,338)
Net (originations) collections from consumer receivables	(6,646)	(19,174)
Net cash used in investing activities	(25,581)	(51,582)
Cash flows from financing activities
Proceeds from exercise of stock options	3,066	6,215
Proceeds from issuance of common stock in connection with ESPP	10,635	11,147
Cash paid for repurchase of common stock	(80,012)	(11,876)
Proceeds from revolving credit facility borrowings	8,473,000	4,104,000
Repayments of revolving credit facility borrowings	(8,628,000)	(4,104,000)
Net change in customer funds assets and liabilities	71,297	(49,708)
Taxes paid related to net share settlement of equity awards	(5,565)	(26,111)
Payment of debt issuance costs	—	(3,078)
Net cash used in financing activities	(155,579)	(73,411)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,528)	8,467
Net increase in cash, cash equivalents, and restricted cash	126,838	108,646
Cash, cash equivalents, and restricted cash at beginning of period	544,299	369,817
Cash, cash equivalents, and restricted cash at end of period	$671,137	$478,463
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$669,082	$476,896
Restricted cash included in prepaid expenses and other current assets	805	584
Restricted cash included in other noncurrent assets, net	1,250	983
Total cash, cash equivalents, and restricted cash	$671,137	$478,463
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive income, and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Remitly Global, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Reclassification
The condensed consolidated financial statements and notes have been prepared consistently, with the exception of the reclassification of certain prior year amounts within the Company’s Condensed Consolidated Statements of Cash Flows. Reclassifications include a change in presentation of certain cash activity related to customer funds assets and liabilities, which is comprised of disbursement prefunding, customer funds receivable, customer liabilities, and trade settlement liability included within the line item ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets. Certain components of this activity were reclassified from cash flows from operating activities to cash flows from financing activities, reflected within the line item ‘Net change in customer funds assets and liabilities’ on the Condensed Consolidated Statements of Cash Flows. This change resulted in an increase in cash flows from operating activities of $49.7 million for the nine months ended September 30, 2025, offset by a corresponding change in cash flows from financing activities. The Company has conformed the prior period Condensed Consolidated Statements of Cash Flows to the current period presentation to enhance transparency and provide comparability. These reclassifications did not affect the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, or Condensed Consolidated Statements of Stockholders’ Equity.

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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, disbursement prefunding, restricted cash, and customer funds receivable. The Company maintains cash and cash equivalents and restricted cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. In addition, the Company funds its international operations using accounts with institutions in the major countries where its subsidiaries operate. The Company also prefunds amounts that are held by its disbursement partners, which are typically located in India, Mexico, and the Philippines. The Company has not experienced any significant losses on its deposits of cash and cash equivalents, disbursement prefunding, restricted cash, or customer funds receivable in the three and nine months ended September 30, 2026 and 2025.
For the three and nine months ended September 30, 2026 and 2025, no individual customer represented 10% or more of total revenues or customer funds receivable.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies during the nine months ended September 30, 2026.
Advertising
Advertising expenses are charged to operations as incurred and are included as a component of ‘Marketing expenses’ within the Condensed Consolidated Statements of Operations. Advertising expenses are used primarily to attract new customers. Advertising expenses totaled $86.8 million and $69.5 million during the three months ended September 30, 2026 and 2025, respectively. Advertising expenses totaled $239.5 million and $187.6 million during the nine months ended September 30, 2026 and 2025, respectively.
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
The following table presents the Company’s sales incentives for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Reduction to revenue	$14,821	$13,221	$42,248	$34,332
Marketing expenses(1)	8,191	8,225	25,564	18,958
Total sales incentives	$23,012	$21,446	$67,812	$53,290
__________________
(1) Sales incentives that are charged to ‘Marketing expenses’ are included in advertising expenses as disclosed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

Revenue by Geography
The following table presents the Company’s revenue disaggregated by primary geographical location for the three and nine months ended September 30, 2026 and 2025, attributed to the country in which the sending customer is located:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
United States	$348,587	$279,674	$983,196	$789,401
Canada	40,516	41,780	126,719	122,284
Rest of world	120,736	98,040	347,882	281,285
Total revenue	$509,839	$419,494	$1,457,797	$1,192,970
4.    Consumer Receivables
Consumer receivables represent outstanding amounts advanced to customers for cross-border payments processed through Remitly Flex. These receivables are interest free and are generally due in full within 30 days of the transaction in order to retain eligibility for future advances, or up to 90 days if customers enroll in a monthly subscription fee program.
The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Current	$21,228	$25,288
1 - 30 days past due	1,051	1,932
31 - 60 days past due	339	1,111
61 - 90 days past due	167	723
91+ days past due	244	552
Total amortized cost	$23,029	$29,606
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
The allowance for credit losses, charge-offs, and recoveries related to consumer receivables, as well as for other components of customer funds assets, were each not material for the three and nine months ended September 30, 2026 and 2025.
5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Prepaid expenses	$23,679	$17,229
Payment card receivable	17,967	14,755
Tax receivable	5,569	5,202
Other	11,533	8,549
Prepaid expenses and other current assets	$58,748	$45,735

6.    Property and Equipment
Property and equipment, net consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Capitalized internal-use software	$70,741	$56,690
Computer and office equipment	11,486	11,929
Furniture and fixtures	7,821	7,510
Leasehold improvements	30,885	29,597
Projects in process	119	731
Total gross property and equipment	121,052	106,457
Less: Accumulated depreciation and amortization	(60,138)	(44,936)
Property and equipment, net	$60,914	$61,521
Depreciation and amortization expense related to property and equipment was $6.2 million and $4.3 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense related to property and equipment was $17.6 million and $11.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Capitalized Internal-Use Software Costs
The following table presents the Company’s capitalized internal-use software, including amortization expense recognized, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total capitalized internal-use software costs(1)	$5,314	$4,688	$14,051	$13,028
Stock-based compensation costs capitalized to internal-use software	1,452	1,362	3,658	3,690
Amortization expense(2)	4,076	2,885	11,213	8,162
__________
(1) Amounts are inclusive of stock-based compensation costs capitalized to internal-use software as denoted within the table.
(2) Amounts are included within ‘Depreciation and amortization’ on the Condensed Consolidated Statements of Operations.
Geographical Information
The following table presents the Company’s long-lived assets based on geography, which consist of Property and equipment, net and Operating lease right-of-use assets as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
United States	$54,418	$53,816
Rest of world	14,610	20,157
Total long-lived assets	$69,028	$73,973

7.    Intangible Assets
The components of identifiable intangible assets as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026				December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Estimated Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Estimated Remaining Useful Life (in years)
Trade name	$1,000	$(1,000)	$—	0.0	$1,000	$(1,000)	$—	0.0
Customer relationships	8,500	(7,969)	531	0.3	8,500	(6,375)	2,125	1.0
Developed technology	12,000	(12,000)	—	0.0	12,000	(12,000)	—	0.0
Total	$21,500	$(20,969)	$531		$21,500	$(19,375)	$2,125
The acquired identified intangible assets have estimated useful lives ranging from three to four years. Amortization expense for intangible assets was $0.5 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $1.6 million and $6.3 million for the nine months ended September 30, 2026 and 2025, respectively.
Expected future intangible asset amortization as of September 30, 2026 was as follows:

(in thousands)	Amount
Remainder of 2026	$531
Total	$531
8.    Fair Value Measurements
As of September 30, 2026, the Company held $9.8 million of money market funds presented within ‘Cash and cash equivalents’ on the Condensed Consolidated Balance Sheets. They are classified as Level 1 in the fair value hierarchy as the Company values these amounts using quoted market prices.
The Company’s derivative instruments are classified as Level 2 because it uses quoted forward spot rates at the end of the applicable periods, which are corroborated by market-based pricing. As of September 30, 2026 and December 31, 2025, the notional value of the Company’s outstanding foreign exchange contracts classified as derivative instruments was $238.8 million and $25.0 million, respectively. The fair values of the related derivative assets and liabilities were not material. No material gains or losses on derivative instruments were recorded during the three and nine months ended September 30, 2026 and 2025. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for additional information. There were no other financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.
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
9.    Debt
Secured Revolving Credit Facility
2025 Revolving Credit Facility
In June 2025, Remitly Global, Inc. and Remitly, Inc., a wholly-owned subsidiary of Remitly Global, Inc., as co-borrowers (together, the “Co-Borrowers”), entered into a credit agreement (as amended, the “2025 Revolving Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent and collateral agent. As of September 30, 2026, the 2025 Revolving Credit Facility had a revolving commitment of $550.0 million (including a $200.0 million letter of credit sub-facility). Proceeds under the 2025 Revolving Credit Facility are primarily used to support prefunding of customer flows within the Company’s global money movement product and also for general corporate purposes. As part of the 2025 Revolving Credit Facility, the Company capitalized $3.1 million of new debt issuance costs within ‘Other noncurrent assets, net’ on the Condensed Consolidated Balance Sheets, which are amortized to interest expense over the term of the 2025 Revolving Credit Facility.

The 2025 Revolving Credit Facility has a maturity date of June 24, 2030, and permits borrowings in the form of (a) alternate base rate loans, (b) term benchmark loans, and (c) swingline loans. Borrowings under the 2025 Revolving Credit Facility accrue interest at a floating rate per annum equal to, at the Company’s option, (1) the Alternate Base Rate (defined in the 2025 Revolving Credit Facility as the rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the New York Federal Reserve Bank Rate in effect on such day plus 0.50%, and (c) the Term SOFR Rate for an interest period of one month plus 1.00% (subject to a floor of 1.00%) plus 0.50% per annum) or (2) the Term SOFR Rate (subject to a floor of 0.00%) plus 1.50% per annum. Such interest is payable (a) with respect to loans bearing interest based on the Alternate Base Rate, the last day of each March, June, September, and December, (b) with respect to any term benchmark loan, at the end of each applicable interest period, but in no event less frequently than three months, and (c) with respect to any swingline loan, the day the loan is required to be repaid. In addition, an unused commitment fee, which accrues at a rate per annum equal to 0.25% of the unused portion of the revolving commitments, is payable on the fifteenth business day of each January, April, July, and October. Unused commitment fees were not material during the three and nine months ended September 30, 2026.
The 2025 Revolving Credit Facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the ability to dispose of certain assets, merge with other entities, incur certain indebtedness, grant liens, pay dividends or make other distributions to holders of the Company’s capital stock, make investments, enter into restrictive agreements, or engage in certain transactions with affiliates. Financial covenants in the 2025 Revolving Credit Facility include a requirement to maintain a net leverage ratio of no greater than 4.50:1.00, which is tested quarterly. The Company was in compliance with all financial covenants under the 2025 Revolving Credit Facility as of September 30, 2026 and December 31, 2025.
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
As of September 30, 2026, the Company had no outstanding borrowings under the 2025 Revolving Credit Facility. As of September 30, 2026, the Company had unused borrowing capacity of $468.5 million under the 2025 Revolving Credit Facility and $81.5 million in issued, but undrawn, standby letters of credit.
As of December 31, 2025, the Company had $155.0 million outstanding borrowings under the 2025 Revolving Credit Facility with a weighted average interest rate of 7.25%. As of December 31, 2025, the Company had unused borrowing capacity of $323.2 million under the 2025 Revolving Credit Facility and $71.8 million in issued, but undrawn, standby letters of credit.
On October 26, 2026, the Co-Borrowers entered into Amendment No. 2 to the 2025 Revolving Credit Facility, which amended the 2025 Revolving Credit Facility to increase the aggregate amount of the revolving commitment from $550.0 million to $1.0 billion (including an increase to the letter of credit sub-facility from $200.0 million to $400.0 million).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders	$67,553	$8,829	$322,514	$26,717
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	212,747	207,150	211,546	204,549
Effect of dilutive securities	10,806	10,081	8,994	13,679
Diluted	223,553	217,231	220,540	218,228
Net income per share attributable to common stockholders:
Basic	$0.32	$0.04	$1.52	$0.13
Diluted	$0.30	$0.04	$1.46	$0.12
Common stock equivalents excluded from diluted net income per share(1)	370	6,658	370	6,658
________________
(1) As of September 30, 2026, performance stock units (“PSUs”) to be settled in 1.2 million shares of common stock were excluded as they are subject to market conditions that were not achieved as of such date.
11.    Common Stock
As of September 30, 2026, the Company has authorized 725.0 million shares of common stock with a par value of $0.0001 per share. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders and is entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. No dividends have been declared or paid by the Company during the nine months ended September 30, 2026 and 2025.
Pledge 1% Stock Donation
In July 2021, the Company’s board of directors approved the reservation of up to 1.8 million shares of common stock that the Company may issue to or for the benefit of a 501(c)(3) nonprofit foundation or a similar charitable organization pursuant to the Company’s Pledge 1% commitment, in installments over ten years.
During both of the three and nine months ended September 30, 2026 and 2025, the Company donated 45,490 and 136,470 shares, respectively, of its common stock to the Remitly Foundation, a donor advised fund at Rockefeller Philanthropy Advisors.
For the three months ended September 30, 2026 and 2025, the Company recorded a charge of $1.2 million and $0.9 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded a charge of $2.9 million and $2.7 million, respectively. These charges are recorded to ‘General and administrative expenses’ on the Condensed Consolidated Statements of Operations.
Share Repurchase
In July 2025, the Company’s board of directors approved a share repurchase program that provides for the repurchase of up to an aggregate of $200.0 million of the Company’s outstanding common stock. On October 28, 2026, the Company’s board of directors approved an increase in the aggregate authorization of the program by $300.0 million, from $200.0 million to $500.0 million. The share repurchase program does not expire and may be suspended, discontinued, or modified at any time without notice, at the Company’s discretion. Any share repurchases under the Company’s share repurchase program may be made through open market transactions, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions.

During the nine months ended September 30, 2026 and 2025, in accordance with its share repurchase program, the Company repurchased and retired an aggregate of 4.5 million shares of its common stock for $80.0 million, and 0.6 million shares of its common stock for $11.9 million, respectively, which was recorded to ‘Additional paid-in capital’ on the Condensed Consolidated Balance Sheets. As of September 30, 2026 and 2025, a total of $96.1 million and $188.1 million, respectively, remained available for future repurchases of the Company’s common stock under the share repurchase program.
12.    Stock-Based Compensation
Shares Available for Issuance
As of September 30, 2026, 23.2 million and 9.3 million shares remained available for issuance under the 2021 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”), respectively.
Stock Options
The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2026:

	Stock Options
(in thousands, except per share data)	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Balances as of January 1, 2026	4,688	$5.98	4.43	$36,639
Exercised	(1,192)	2.64		23,956
Balances as of September 30, 2026	3,496	7.12	4.17	49,702
Vested and exercisable as of September 30, 2026	3,496	7.12	4.17	49,702
Vested and expected to vest as of September 30, 2026	3,496	$7.12	4.17	$49,702
_________________
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock.
No stock options were granted during the nine months ended September 30, 2026 or 2025.
The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Aggregate grant-date fair value of options vested	$—	$4,053
Aggregate intrinsic value of options exercised	23,956	59,242
Restricted Stock Units and Performance Stock Units
The Company has both time-vested RSUs and PSUs with market- and time-based vesting conditions. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies within the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion regarding the Company’s RSUs. During the nine months ended September 30, 2026, the Company granted PSUs with market- and service-based vesting conditions, the fair value of which was determined using a Monte Carlo simulation model. The related assumptions used in the valuation model include expected term, volatility, dividend yield, and risk-free interest rate. Stock-based compensation expense related to the PSUs was not material for the three and nine months ended September 30, 2026. No PSUs were granted or outstanding during the three and nine months ended September 30, 2025.
RSU and PSU activity during the nine months ended September 30, 2026 was as follows:

(in thousands, except per share data)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested at January 1, 2026	21,271	$17.48
Granted	10,712	19.67
Vested	(5,955)	17.09
Cancelled/forfeited	(5,927)	18.56
Unvested at September 30, 2026	20,101	$18.44

The following is a summary of the Company’s RSU and PSU activity during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025
Weighted-average grant-date fair value per share granted	$19.67	$20.59
Aggregate grant-date fair value of shares vested	101,783	96,339
Employee Stock Purchase Plan
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
The fair value of the ESPP offerings, including those described above, were estimated using the Black-Scholes option-pricing model as of the respective offering dates, using the assumptions below. These assumptions represent the grant-date fair value inputs for new offerings which commenced during the nine months ended September 30, 2026 and 2025, as well as updated valuation information as of the modification date for any offerings for which a modification occurred during the periods presented herein:

Nine Months Ended September 30,
	2026	2025
Risk-free interest rates	3.51% to 4.14%	3.79% to 4.26%
Expected term	0.5 to 1.0 year	0.5 to 2.0 years
Volatility	47.5% to 56.8%	43.8% to 49.1%
Dividend rate	—%	—%
Stock-Based Compensation Expense, Net
Stock-based compensation expense, net for stock options, RSUs, PSUs, and the ESPP, included within the Condensed Consolidated Statements of Operations, net of amounts capitalized to internal-use software as described in Note 6. Property and Equipment, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Customer support and operations	$504	$455	$1,230	$1,164
Marketing	3,218	4,010	10,921	12,884
Technology and development	22,759	24,392	55,856	67,502
General and administrative	13,146	11,117	33,647	32,282
Total	$39,627	$39,974	$101,654	$113,832
As of September 30, 2026, the total unamortized compensation cost related to all non-vested equity awards, including RSUs and PSUs, was $277.6 million, which will be amortized over a weighted-average remaining requisite service period of approximately 2.3 years. As of September 30, 2026, the total unrecognized compensation expense related to the ESPP was $2.8 million, which is expected to be amortized over the next 0.9 years.
13.    Restructuring Initiatives
In the three months ended March 31, 2026, the Company began implementing restructuring plans to simplify and scale certain processes, functions, and team capabilities.
Restructuring costs incurred include severance and related termination benefits, and lease exit costs primarily associated with changes to the Company’s leased facilities in Israel and Ireland, including impairments of property and equipment, as the Company evaluates updates to its operations in those locations. These specific restructuring initiatives are expected to be completed by December 31, 2026.
The Company incurred charges of $2.1 million and $17.9 million for the three and nine months ended September 30, 2026, respectively, related to these initiatives. There were no restructuring costs during the three and nine months ended September 30, 2025 related to these initiatives.

The following table presents the restructuring costs included within the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2026	2026
Customer support and operations	$33	$1,677
Marketing	—	3,688
Technology and development	299	5,237
General and administrative	1,769	7,282
Total restructuring costs	$2,101	$17,884
The following table presents the changes in liabilities by major type of cost, including expenses incurred and cash payments resulting from the restructuring costs and related accruals, during the nine months ended September 30, 2026:

(in thousands)	Severance and related termination benefits(1)	Lease exit and other related costs
Balance as of December 31, 2025	$—	$—
Expenses incurred	14,042	3,842
Cash payments	(12,491)	—
Noncash charges(2)	—	(3,842)
Balance as of September 30, 2026	$1,551	$—
_________________
(1) Accrued restructuring liability associated with these costs is included within ‘Accrued expenses and other current liabilities’ on the Condensed Consolidated Balance Sheets.
(2) Noncash charges includes noncash write-offs of right-of-use assets and property and equipment.
14.    Income Taxes
The Company computes its (benefit from) provision for income taxes for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
The Company’s effective tax rates on pre-tax income were 3.2% and 28.9% for the three months ended September 30, 2026 and 2025, respectively, and (73.0)% and 24.7% for the nine months ended September 30, 2026 and 2025, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21.0% for the three and nine months ended September 30, 2026 was primarily the result of the release of the Company’s valuation allowance against its U.S. deferred tax assets. For the three and nine months ended September 30, 2025, the difference was primarily the result of foreign income taxed at different rates, changes in the U.S. valuation allowance, non-deductible stock-based compensation, and recognition of a discrete income tax benefit, primarily driven by excess stock-based compensation deductions.
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

Upon considering the weighted impact of all evidence, both positive and negative, the Company concluded that the positive evidence, including the objective three-year cumulative income position, outweighed the negative evidence and that it was more likely than not that its U.S. federal and state deferred tax assets would be realizable. As a result, the Company released its full U.S. valuation allowance and recognized a corresponding $140.6 million discrete tax benefit during the three months ended June 30, 2026. The effect of the valuation allowance release is included as a component of the ‘(Benefit from) provision for income taxes’ within the Condensed Consolidated Statements of Operations.
When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete provision for (benefit from) income taxes in the interim period. During the three months ended September 30, 2026, the Company further adjusted its valuation allowance release as a result of a change in forecasted income. The Company recognized the related discrete tax expense of $4.1 million during the three months ended September 30, 2026, and discrete tax benefit of $136.5 million during the nine months ended September 30, 2026. As of September 30, 2026, the Company had deferred tax assets of $149.3 million, which are included within the line item ‘Other noncurrent assets, net’ on the Condensed Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. As of September 30, 2026, tax years 2012 through 2021, and 2023 through 2025 remain open for examination by taxing authorities. The Company’s 2022 federal tax return was audited by the Internal Revenue Service, with no adjustments.
15.    Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s amended and restated certificate of incorporation and amended and restated bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions; therefore, no such amounts have been accrued as of September 30, 2026 and December 31, 2025.
Litigation and Loss Contingencies
Litigation
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company operates in a complex legal and regulatory environment and its operations are subject to various U.S. and foreign laws, rules, and regulations. From time to time, the Company is also subject to inquiry, examinations, or enforcement actions from its various regulators. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. As of September 30, 2026, the Company was involved in certain intellectual property and trademark disputes in certain jurisdictions; the potential losses related to those disputes cannot currently be reasonably estimated and any impact is expected to be immaterial.
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there was a reasonable possibility that it had incurred a material loss with respect to such loss contingencies as of September 30, 2026 and December 31, 2025.
Regulatory Proceedings
Remitly Australia, Pty Ltd (“Remitly AUS”), a subsidiary of the Company, is engaging with the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) regarding Remitly AUS’s compliance with Australian anti-money laundering laws and counter-terrorism financing laws. As part of AUSTRAC’s investigation, Remitly AUS has received and responded to notices and requests for information. The matter is ongoing, and the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with resolution of the matter.
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

Reserve for Transaction Losses
The table below summarizes the Company’s reserve for transaction losses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$5,961	$6,181	$5,440	$3,585
Provisions for transaction losses	21,328	25,007	66,399	70,929
Losses incurred, net of recoveries	(20,475)	(25,377)	(65,025)	(68,703)
Ending balance	$6,814	$5,811	$6,814	$5,811
16.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Trade settlement liability(1)	$33,692	$34,884
Accrued transaction expense	26,631	34,673
Accrued marketing expense	20,171	17,307
Accrued salary, benefits, and related taxes	15,740	12,996
Reserve for transaction losses	6,814	5,440
Other accrued expenses	35,349	36,648
Accrued expenses & other current liabilities	$138,397	$141,948
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
17.    Supplemental Cash Flow Information
The supplemental disclosures of cash flow information consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information
Cash paid for interest	$7,585	$3,662
Cash paid for income taxes, net of refunds	7,294	2,880
Supplemental disclosure of noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,182	$5,309
Stock-based compensation expense capitalized to internal-use software	3,658	3,690
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
The following table reconciles the significant segment expenses regularly provided to the Company’s CODM for the three and nine months ended September 30, 2026 and 2025, to the primary measure of segment profitability, net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$509,839	$419,494	$1,457,797	$1,192,970
Significant segment expenses:
Transaction expenses	(162,433)	(146,725)	(468,547)	(411,874)
Customer support and operations, excluding stock-based compensation expense(1)	(27,293)	(25,931)	(80,017)	(72,869)
Marketing, excluding stock-based compensation expense and advertising expense(1)(2)	(13,998)	(18,245)	(44,260)	(49,643)
Technology and development, excluding stock-based compensation expense(1)	(57,344)	(56,029)	(177,899)	(164,266)
General and administrative, excluding stock-based compensation expense(1)	(46,257)	(44,856)	(136,821)	(136,101)
Advertising expense	(86,755)	(69,523)	(239,540)	(187,576)
Stock-based compensation expense, net	(39,627)	(39,974)	(101,654)	(113,832)
Other segment disclosures:
Depreciation and amortization	(6,730)	(6,434)	(19,236)	(18,156)
Interest income	1,822	2,066	4,960	5,914
Interest expense	(2,444)	(2,116)	(8,033)	(5,065)
Benefit from (provision for) income taxes	(2,203)	(3,594)	136,039	(8,762)
Other segment income (expense), net(3)	976	696	(275)	(4,023)
Net income	$67,553	$8,829	$322,514	$26,717
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
(3) Other segment income (expense), net includes ‘Other income (expense), net’, which is described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
There were no unusual items or other significant noncash items for the three and nine months ended September 30, 2026 and 2025.

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
This reliable, fair, and secure experience enables us to engage beyond the initial transaction, generating strong repeat usage and high customer loyalty. Our services are highly non-discretionary for many of our customers which results in high revenue visibility throughout economic cycles. As of September 30, 2026, our Remitly app had a 4.9 iOS App Store rating with approximately 4.8 million reviewers and a 4.8 Android Google Play rating with over 1.6 million reviewers (app ratings are based on all countries or regions and the rating may vary based on user location and device type).
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
Scale
We believe scale reinforces both trust and network capabilities by enabling lower unit costs, better pricing, and continuous reinvestment in product performance and quality, including through greater use of direct integrations that improve efficiency as our volumes grow. Our data-driven approach to optimizing customer lifetime value, combined with localized and scalable marketing solutions, allows us to acquire new customers at attractive unit economics. In addition to product enhancements and efficiencies in variable operating costs, we are transforming our marketing engine from a single-product acquisition model into an AI-powered system that drives multi-product engagement, and strengthens our ability to reactivate, retain, and increase share of wallet among existing customers. We believe our expertise in localizing our marketing, products, and customer support at scale is a key differentiator and enables us to provide customers with a personalized experience that drives peace of mind while also delivering high returns on marketing and product investments.
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
Active Customers

	Three Months Ended September 30,
(in thousands)	2026	2025
Active customers	10,343	8,856
We believe that the number of our active customers is an important indicator of customer engagement, customer retention, and the overall growth of our business.
Active customers increased to approximately 10.3 million, or 17% growth, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily due to an increase in the number of new customers driven by continued marketing efficiency, and strong retention, as well as product and geographic expansion. The increase was also a result of growth in new customer categories, including high-amount senders and business accounts. Ongoing improvements in customer experience and localized innovation in key corridors supported customer acquisition and engagement.
Send Volume

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Send volume	$24,398	$19,519	$69,975	$54,154
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
Send volume increased 25% to $24.4 billion for the three months ended September 30, 2026, compared to $19.5 billion for the three months ended September 30, 2025, driven by the increase in active customers.
Send volume increased 29% to $70.0 billion for the nine months ended September 30, 2026, compared to $54.2 billion for the nine months ended September 30, 2025, driven by the increase in active customers.
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
Other Income (Expense), Net
Other income (expense), net primarily includes foreign currency exchange gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities.
(Benefit from) Provision for Income Taxes
(Benefit from) provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. During the three months ended June 30, 2026, we released our full valuation allowance for U.S. deferred tax assets. The income tax benefit for the nine months ended September 30, 2026, consists primarily of a $136.5 million discrete tax benefit from the U.S. valuation allowance release. We periodically assess the need for a valuation allowance against our deferred tax assets by weighing positive and negative evidence to determine whether it is more likely than not that some or all of the deferred tax assets will be realized.

Results of Operations
Comparison of the three and nine months ended September 30, 2026 and 2025
The following table sets forth our results of operations together with the dollar and percentage change for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Revenue	$509,839	$419,494	$90,345	22%	$1,457,797	$1,192,970	$264,827	22%
Costs and expenses
Transaction expenses	162,433	146,725	15,708	11%	468,547	411,874	56,673	14%
Customer support and operations	27,797	26,386	1,411	5%	81,247	74,033	7,214	10%
Marketing	103,971	91,778	12,193	13%	294,721	250,103	44,618	18%
Technology and development	80,103	80,421	(318)	—%	233,755	231,768	1,987	1%
General and administrative	59,403	55,973	3,430	6%	170,468	168,383	2,085	1%
Depreciation and amortization	6,730	6,434	296	5%	19,236	18,156	1,080	6%
Total costs and expenses	440,437	407,717	32,720	8%	1,267,974	1,154,317	113,657	10%
Income from operations	69,402	11,777	57,625	489%	189,823	38,653	151,170	391%
Interest income	1,822	2,066	(244)	(12)%	4,960	5,914	(954)	(16)%
Interest expense	(2,444)	(2,116)	(328)	16%	(8,033)	(5,065)	(2,968)	59%
Other income (expense), net	976	696	280	40%	(275)	(4,023)	3,748	(93)%
Income before (benefit from) provision for income taxes	69,756	12,423	57,333	462%	186,475	35,479	150,996	426%
(Benefit from) provision for income taxes	2,203	3,594	(1,391)	(39)%	(136,039)	8,762	(144,801)	nm
Net income	$67,553	$8,829	$58,724	665%	$322,514	$26,717	$295,797	1,107%
__________
nm = not meaningful
The following discussion and analysis is for the three and nine months ended September 30, 2026, compared to the same periods in 2025.
Revenue
Revenue increased 22%, or $90.3 million, and 22%, or $264.8 million, for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The increase was primarily driven by a 17% increase in active customers period over period, continued strength in the retention of existing customers, increased send volume for high-amount senders, and a continued mix shift trending towards digital disbursements. Revenue derived from each transaction varies based on a number of attributes, including the funding method chosen by the customer, the size of the transaction, the currency to be ultimately purchased, the rate at which the currency was purchased, the disbursement method chosen by the customer, and the country to which the funds are transferred.
As a reflection of this growth, send volume increased 25% and 29% to $24.4 billion and $70.0 billion for the three and nine months ended September 30, 2026, respectively, as compared to $19.5 billion and $54.2 billion for the three and nine months ended September 30, 2025, respectively.
Transaction Expenses
Transaction expenses increased $15.7 million, or 11%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to a $19.1 million, or 17%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients, partially offset by a $3.7 million decrease in our provision for transaction losses.
Transaction expenses increased $56.7 million, or 14%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to a $57.5 million, or 18%, increase in direct costs associated with processing a higher volume of our customers’ remittance transactions and the disbursement of our customers’ funds to their recipients.
As a percentage of revenue, transaction expenses decreased to 32% for both the three and nine months ended September 30, 2026, compared to 35% for both the three and nine months ended September 30, 2025, as we benefited from increasing efficiencies across our network.

Customer Support and Operations Expenses
Customer support and operations expenses increased $1.4 million, or 5%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by a $2.6 million increase in personnel-related costs compared to the three months ended September 30, 2025.
Customer support and operations expenses increased $7.2 million, or 10%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by a $9.0 million increase in personnel-related costs compared to the nine months ended September 30, 2025.
As a percentage of revenue, customer support and operations expenses remained flat at 5% and 6% for the three and nine months ended September 30, 2026, respectively, compared to 6% for both the three and nine months ended September 30, 2025.
Marketing Expenses
Marketing expenses increased $12.2 million, or 13%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to an increase of $17.2 million in advertising expense, including online and offline marketing spend and promotion costs to acquire new customers, partially offset by a decrease in media agency spend.
Marketing expenses increased $44.6 million, or 18%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to an increase of $52.0 million in advertising expense, including online and offline marketing spend and promotion costs to acquire new customers, partially offset by a decrease in media agency spend.
As a percentage of revenue, marketing expenses decreased to 20% for both the three and nine months ended September 30, 2026, compared to 22% and 21% for the three and nine months ended September 30, 2025, respectively.
Technology and Development Expenses
Technology and development expenses remained flat for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Technology and development expenses increased $2.0 million, or 1%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by a $16.9 million increase in software costs, largely related to cloud services to support continued business growth and investment in AI, as well as a $3.7 million increase in restructuring costs primarily related to severance. Refer to Note 13. Restructuring Initiatives in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Note 13”) for more information on the restructuring costs. These increases were partially offset by a $14.1 million decrease in personnel-related costs and a $3.1 million decrease in professional fees.
As a percentage of revenue, technology and development expenses decreased to 16% for both the three and nine months ended September 30, 2026, from 19% for both the three and nine months ended September 30, 2025, as we benefited from increasing efficiencies, including the usage of AI.
General and Administrative Expenses
General and administrative expenses increased $3.4 million, or 6%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to a $1.5 million increase in restructuring costs primarily related to lease exit and other related costs. Refer to Note 13 for more information on the restructuring costs.
General and administrative expenses increased $2.1 million, or 1%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by a $5.6 million increase in restructuring costs primarily related to severance and lease exit and other related costs. Refer to Note 13 for more information on the restructuring costs. This increase was partially offset by a $5.7 million decrease in personnel-related expenses.
As a percentage of revenue, general and administrative expenses decreased to 12% for both the three and nine months ended September 30, 2026, from 13% and 14% for the three and nine months ended September 30, 2025, respectively, as we continue to leverage efficiencies in our general and administrative functions.
Depreciation and Amortization
Depreciation and amortization remained flat for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Depreciation and amortization increased $1.1 million, or 6%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
Interest Income
Interest income remained flat for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Interest income decreased $1.0 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Interest Expense
Interest expense remained flat for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Interest expense increased $3.0 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to draws on the 2025 Revolving Credit Facility.
Other Income (Expense), Net
Other income (expense), net is primarily driven by unrealized losses and gains on foreign exchange remeasurements of certain foreign currency denominated monetary assets and liabilities.
(Benefit from) Provision for Income Taxes
The provision for income taxes decreased $1.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to lower taxable income in certain foreign jurisdictions.
The benefit from income taxes increased $144.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to the release of the U.S. valuation allowance during the three months ended June 30, 2026.
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
We use Adjusted EBITDA, a non-GAAP financial measure, to supplement net income. Adjusted EBITDA is calculated as net income adjusted by (i) interest (income) expense, net; (ii) (benefit from) provision for income taxes; (iii) noncash charges of depreciation and amortization; (iv) other (income) expense, net; (v) noncash charges associated with our donation of common stock in connection with our Pledge 1% commitment; (vi) noncash stock-based compensation expense, net; (vii) payroll taxes related to stock-based compensation expense, net; and (viii) certain restructuring and other costs.
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

The following table sets forth a reconciliation of net income, the most directly comparable financial measure prepared in accordance with GAAP, to Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$67,553	$8,829	$322,514	$26,717
Add:
Interest (income) expense, net	622	50	3,073	(849)
(Benefit from) provision for income taxes	2,203	3,594	(136,039)	8,762
Depreciation and amortization	6,730	6,434	19,236	18,156
Other (income) expense, net	(976)	(696)	275	4,023
Donation of common stock(1)	1,191	858	2,913	2,724
Stock-based compensation expense, net	39,627	39,974	101,654	113,832
Payroll taxes related to stock-based compensation expense, net	1,722	1,642	5,555	6,301
Restructuring and other costs(2)	2,132	496	17,915	3,940
Adjusted EBITDA	$120,804	$61,181	$337,096	$183,606
__________
(1) Refer to Note 11. Common Stock within the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the donation of common stock.
(2) Restructuring and other costs for the three and nine months ended September 30, 2026 consisted of termination benefits and lease exit and other related costs. Restructuring and other costs for the three and nine months ended September 30, 2025 consisted primarily of termination benefits. These costs are not indicative of ongoing operating performance.
Liquidity and Capital Resources
Sources of Liquidity and Material Future Cash Requirements
As of September 30, 2026 and December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $669.1 million and $542.4 million, respectively, as well as funds available under the 2025 Revolving Credit Facility, which we entered into in June 2025. As of September 30, 2026, the 2025 Revolving Credit Facility had revolving commitments up to $550.0 million (including a $200.0 million letter of credit sub-facility). On October 26, 2026, we entered into Amendment No. 2 to the 2025 Revolving Credit Facility, which amended the 2025 Revolving Credit Facility to increase the aggregate amount of the revolving commitment from $550.0 million to $1.0 billion (including an increase to the letter of credit sub-facility from $200.0 million to $400.0 million). We have historically financed our operations and capital expenditures primarily through cash generated from operations, including transaction fees and foreign exchange spreads. In recent periods, we have supplemented those cash flows with borrowings on our 2025 Revolving Credit Facility, primarily to support customer transaction volumes during peak periods and weekends, which we expect to continue to do in the future. During the nine months ended September 30, 2026 and 2025, the average term of outstanding borrowings under our Revolving Credit Facility was approximately four days. Operations continue to be substantially funded by the existing cash we have on hand and ongoing utilization of the 2025 Revolving Credit Facility (including the letter of credit sub-facility). During the nine months ended September 30, 2026, we borrowed $8.5 billion and repaid $8.6 billion against the credit facility. As of September 30, 2026, we had no outstanding borrowings under the 2025 Revolving Credit Facility. As of September 30, 2026, we had unused borrowing capacity of $468.5 million.
In July 2025, our board of directors approved a share repurchase program that provides for the repurchase of up to an aggregate of $200.0 million of our outstanding common stock. On October 28, 2026, our board of directors approved an increase in the aggregate authorization of the program by $300.0 million, from $200.0 million to $500.0 million. The program allows for share repurchases through open market transactions, in privately negotiated transactions, or by other means, in accordance with applicable securities laws and other restrictions, but does not obligate us to acquire any amount of common stock. The timing and total amount of share repurchases will be determined by us in our discretion and will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, alternative investment opportunities, and other considerations. During the nine months ended September 30, 2026, we repurchased $80.0 million of our common stock in open market transactions.
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
The following table shows a summary of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025(1)
Net cash provided by (used in):
Operating activities	$309,526	$225,172
Investing activities	(25,581)	(51,582)
Financing activities	(155,579)	(73,411)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,528)	8,467
Net increase in cash, cash equivalents, and restricted cash	$126,838	$108,646
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
Net cash provided by operating activities for the nine months ended September 30, 2026 was $309.5 million, an increase of $84.4 million compared to net cash provided by operating activities for the nine months ended September 30, 2025. The increase was driven primarily by a $295.8 million increase in net income, partially offset by a $144.4 million increase in deferred income taxes, in addition to other changes in working capital.
Investing Activities
Cash used in investing activities consists primarily of purchases of property and equipment, net originations from consumer receivables, and the capitalization of internal-use software.
Net cash used in investing activities for the nine months ended September 30, 2026 was $25.6 million, a decrease of $26.0 million compared to net cash used in investing activities for the nine months ended September 30, 2025. This change was primarily driven by a $14.5 million decrease in purchases of property and equipment, due to higher prior-year spending related to leasehold improvements for our corporate headquarters, as well as a $12.5 million decrease in originations from consumer receivables, net of collections.

Financing Activities
Cash flows from financing activities consists primarily of borrowings on our revolving credit facility, the net change in customer funds assets and liabilities (exclusive of the operating activity portion of such accounts), proceeds from the issuance of common stock in connection with the ESPP, and proceeds from the exercise of stock options, offset by repayments of our revolving credit facility borrowings, cash paid for repurchase of common stock, and cash paid for taxes related to net share settlement of equity awards. Activity in the customer funds assets and liabilities is heavily impacted by the timing of customer transactions and, in particular, the day of the week that the year end falls on, including holidays and long weekends. For example, we generally have higher prefunding amounts if the year closes on a weekend or in advance of a long weekend, such as a holiday, which creates variability in customer transaction related balances period over period and can reduce our cash position at a particular point in time.
Net cash used in financing activities for the nine months ended September 30, 2026 was $155.6 million, an increase of $82.2 million, compared to net cash used in financing activities for the nine months ended September 30, 2025. The change was primarily driven by a $155.0 million decrease in net borrowings on our revolving credit facility, as well as a $68.1 million increase in cash paid for the repurchase of common stock, offset by a $121.0 million change in cash flows from customer funds assets and liabilities.
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
During the nine months ended September 30, 2026, other than software, cloud infrastructure, marketing, compliance-tool related contracts, and leases entered into in the normal course of business, there were no other material changes to the contractual obligations and contingencies as disclosed in Note 16. Commitments and Contingencies and Note 18. Leases in the notes to the consolidated financial statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2025. For further discussion of commitments and contingencies, also refer to Note 15. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2026, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources. From time to time we do enter into short-term leases that have lease terms of less than twelve months, and are typically month-to-month in nature. As described in the notes to the consolidated financial statements in our Annual Report on Form 10-K, we elected not to record leases on our Condensed Consolidated Balance Sheets if the lease term is twelve months or less. For further information on our lease arrangements, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of September 30, 2026 and December 31, 2025, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to other currencies in which our net income was generated would have resulted in a decrease or increase to the fair value of our customer transaction-related assets and liabilities denominated in currencies other than the subsidiaries’ functional currencies of approximately $36.4 million and $37.9 million, respectively, based on our unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (1) foreign exchange rate movements are linear and instantaneous, (2) exposure is static, and (3) customer transaction behavior due to currency rate changes is static. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect our results from operations. For example, both the disbursement prefunding balance and the customer funds liability balance (and resulting net impact to our net currency position) may be highly variable day to day. In addition, changes in foreign exchange rates may impact customer behavior by altering the timing or volume of global money movement transactions. For example, an increase in the value of a send currency against a receive currency may accelerate the timing or amount of global money movement transactions.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Purchase of Equity Securities
Share repurchase activity during the three months ended September 30, 2026 was as follows (in thousands, except per share data):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2026 - July 31, 2026	6	$22.48	6	$110,405
August 1, 2026 - August 31, 2026	244	$25.03	244	$104,294
September 1, 2026 - September 30, 2026	362	$22.65	362	$96,094
Total	612		612
__________
(1) Average price paid per share includes related commissions paid by us.
(2) On August 6, 2025, we announced that our board of directors had authorized a share repurchase program to repurchase up to $200.0 million of our outstanding common stock, with no expiration date, and on October 28, 2026, our board of directors approved an increase in the aggregate authorization of the program by $300.0 million, from $200.0 million to $500.0 million. Refer to Note 11. Common Stock within the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding the share repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On August 11, 2026, Ryno Blignaut, a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Blignaut’s plan is for the sale of up to 7,000 shares of our common stock and terminates on the earlier of the date all shares under the plan are sold and March 31, 2027.

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

Remitly Global, Inc.

Date:	November 4, 2026	By:	/s/ Sebastian Gunningham
Sebastian Gunningham
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2026	By:	/s/ Vikas Mehta
Vikas Mehta
Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2026	By:	/s/ Tai-Hong Fung
Tai-Hong Fung
Chief Accounting Officer
(Principal Accounting Officer)